Form 10-K
period 2011-12-31
CEMPRA, INC.
filed 2012-03-30
CIK 1461993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

Commission File Number

CEMPRA, INC.

(Exact name of registrant specified in its charter)

Delaware	2834	45-4440364
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

6340 Quadrangle Drive, Suite 100

Chapel Hill, NC 27517

(Address of Principal Executive Offices)

(919) 316-6601

(Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, $0.001 Par Value	Nasdaq Global Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 29, 2012, was approximately $65.5 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Market on February 29, 2012. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of February 29, 2012. The registrant used February 29, 2012 as the measurement date because it became a publically reporting company on February 2, 2012 and completed its initial public offering on February 8, 2012 and prior to that time no market existed for its voting stock.

As of March 23, 2012 there were 21,028,962 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated herein by reference, as indicated in Part III.

CEMPRA, INC.

i

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Item 1A. Risk Factors” and “Cautionary Statement” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

PART I

Item 1. Business

Overview

We are a clinical-stage pharmaceutical company focused on developing antibiotics to meet critical medical needs in the treatment of infectious diseases, particularly respiratory tract infections and chronic and acute staphylococcal infections. Our lead program, CEM-101, which we are developing in both oral and intravenous, or IV, formulations initially for the treatment of community acquired bacterial pneumonia, or CABP, one of the most serious infections of the respiratory tract, recently completed a successful Phase 2 clinical trial of the oral formulation for the treatment of CABP, demonstrating comparable efficacy to the current standard of care, levofloxacin, with a favorable safety and tolerability profile. Our second program is Taksta, which we are developing in the U.S. as an oral treatment for bacterial infections caused by S. aureus, including methicillin-resistant staphylococcus aureus, or MRSA, such as prosthetic joint infections and acute bacterial skin and skin structure infections, or ABSSSI. Taksta has successfully completed a Phase 2 clinical trial in patients with ABSSSI, demonstrating a favorable safety and tolerability profile and comparable efficacy to linezolid (sold under the brand name Zyvox®), the only oral antibiotic for the treatment of MRSA approved by the U.S. Food and Drug Administration, or FDA. We have global rights (other than the ASEAN countries) to CEM-101 and are developing Taksta for the U.S. market. In 2012, we expect to initiate a pivotal Phase 3 trial for oral CEM-101 in patients with CABP and a Phase 2 trial for Taksta in patients with prosthetic joint infections.

CEM-101 (Solithromycin)

CEM-101 is a potent new macrolide that we are developing in oral and IV formulations for the treatment of respiratory tract infections, including CABP, which is one of the most common serious infectious diseases of the respiratory tract. Historically, macrolides, including azithromycin, have been among the most frequently prescribed drugs for respiratory tract infections because of their combination of spectrum of antibacterial activity, safety for use in adult and pediatric patients, availability in oral and IV formulations, and strong anti-inflammatory properties. Spectrum of activity refers to the antibiotic’s ability to protect against a range of bacterial types. The effectiveness of macrolides for treating serious respiratory tract infections such as CABP, however, has declined due to resistance issues related to earlier generations of macrolides. Macrolide use for serious infections has generally been replaced by fluoroquinolones, including levofloxacin, despite this class having a less desirable safety and tolerability profile than macrolides. We believe CEM-101, with its unique chemical structure, will retain and improve on the beneficial features of macrolides while overcoming the shortcomings of existing therapies.

Our Phase 1 and Phase 2 clinical trials and pre-clinical studies to date have shown that CEM-101 has the following attributes:

•	favorable safety and tolerability profile;

•	comparable efficacy to the current standard of care;

•	potent activity against a broad range of bacteria with excellent tissue distribution and intracellular activity;

•	lower incidence of resistance development;

•	potential for IV, oral and suspension formulations that may allow it to be used in broad patient populations and settings; and

•	anti-inflammatory qualities to help patients feel better sooner during treatment.

In the third quarter of 2011, we completed a successful Phase 2 clinical trial in 132 CABP patients comparing the oral formulation of CEM-101 to levofloxacin, a fluoroquinolone which is the current standard of care. In this trial, CEM-101 demonstrated efficacy comparable to levofloxacin and a favorable safety and tolerability profile, with a lower incidence of treatment emergent adverse events than levofloxacin.

In addition to our oral formulation, we are developing an IV formulation to treat severe CABP in patients requiring hospitalization. We believe that providing both the IV and oral formulations will be beneficial to doctors who prefer to start treatment of patients in a hospital setting with an IV drug and then switch them to an oral formulation of the same medication to complete the course of treatment on an out-patient basis, known as IV-to-oral step-down therapy. We believe this would be more convenient and cost-effective for patients and have pharmacoeconomic advantages for health care systems. In pursuit of this strategy, we are conducting a Phase 1 clinical trial of the IV formulation of CEM-101, which we expect to complete in the second half of 2012. While the trial has not been completed, interim results indicate CEM-101 can be administered at high concentrations without systemic toxicity.

We are planning our pivotal trial program, which will serve as the basis for our NDA, which we believe will require three Phase 3 trials, including one trial with oral CEM-101 and two trials with IV CEM-101 stepping down to oral CEM-101. All of these trials will be randomized, double-blinded studies conducted against a comparator drug agreed upon with the FDA, for which we will have to show non-inferiority from an efficacy perspective and acceptable safety and tolerability. Non-inferiority from an efficacy perspective means CEM-101 will have to prove it is statistically as effective as a comparator drug within a pre-defined margin. The FDA has recently proposed clarifying the guidance for the clinical development of therapies for the treatment of CABP. We have designed our Phase 3 trials to meet these new guidelines. We are planning to finalize the protocol for our proposed pivotal oral Phase 3 trial which we expect will occur in the second quarter of 2012. After finalizing the protocol, we expect to begin the Phase 3 trial with oral CEM-101 in the second half of 2012. We are currently conducting a Phase 1 trial for the IV formulation of CEM-101 that we expect to complete in the second half of 2012. We anticipate that the next trial for the IV formulation of CEM-101 will be a Phase 3 IV-to-oral trial that we intend to discuss with the FDA after we complete the Phase 1 trial for the IV formulation of CEM-101. In addition, we also plan to initiate a small Phase 2 trial of oral CEM-101 in patients with bacterial urethritis in 2012.

Taksta

Taksta is an oral therapy that we are developing in the U.S. for the treatment of prosthetic joint infections and ABSSSI, both of which are frequently caused by S. aureus, including MRSA, and beta-hemolytic streptococci. Taksta is a novel and proprietary dosing regimen of fusidic acid, which is an approved antibiotic that has been sold by Leo Laboratories, Ltd. primarily for staphylococcal infections, including skin, soft tissue and bone infections, for several decades in Europe and other countries outside the U.S. and has a long-established safety and efficacy profile. We believe Taksta has the potential to be used in hospital and community settings on both a short-term and chronic basis. Since prosthetic joint infections and ABSSSI are primarily treated with a combination of IV and oral drugs, we believe that Taksta would enable out-patient treatment of many patients who would otherwise require hospitalization, which would provide pharmacoeconomic advantages, be well received by doctors and be more convenient for patients. We have filed a patent application for our proprietary dosing regimen. In addition, fusidic acid is eligible for market exclusivity under the Drug Price Competition and Patent Term Restoration Act, also known as the Hatch-Waxman Act. If approved for prosthetic joint infections, Taksta could be eligible for orphan drug status in the U.S., which would provide seven years of market exclusivity.

According to a survey of physicians conducted by Decision Resources, MRSA is the most important pathogen of concern in patients with osteomyelitis and prosthetic joint infection. Bone infections often begin with skin infections where bacteria enter the bloodstream through breaks in the skin or mucous membrane that occur as a result of a wound or due to a surgical, medical or dental procedure. According to the IDSA, MRSA infections account for approximately 60% of skin infections seen in U.S. emergency rooms.

Our clinical trials and pre-clinical studies to date, as well as historical data from outside the U.S., have shown that Taksta has the following attributes:

•	established safety profile;

•	comparable efficacy to the only FDA-approved oral treatment for MRSA;

•	ability to be used orally as a treatment for all types of S. aureus, including MRSA;

•	lower frequency of resistance development due to our loading dose regimen; and

•	potential to be used in patient populations not well served by current treatments.

In the first quarter of 2010, we successfully completed a Phase 2 clinical trial with Taksta in ABSSSI patients. In this trial, the Taksta loading dose regimen demonstrated efficacy, safety and tolerability that was comparable to linezolid. Like ABSSSI, prosthetic joint infections are often caused by S. aureus, including MRSA. We are planning to initiate a Phase 2 trial of Taksta in patients with prosthetic joint infections in the fourth quarter of 2012.

The Limitations Associated with Antibiotics

The widespread use of antibiotics has led to development of resistant strains of bacteria, which limits the effectiveness of existing drugs. This led the World Health Organization to state in 2010 that antibiotic resistance is one of the three greatest threats to human health. The Centers for Disease Control and Prevention estimates that more than 70% of U.S. hospital infections are resistant to at least one of the antibiotics most commonly used to treat them.

Antibiotic resistance is primarily caused by genetic mutations in bacteria selected by exposure to antibiotics where the drug does not kill all of the bacteria. In addition to mutated bacteria being resistant to the drug used for treatment, many bacterial strains can also be cross-resistant, meaning that the use of a particular treatment to address one kind of bacteria can result in resistance to other types of antibiotics. As a result, the effectiveness of many antibiotics has declined, limiting physicians’ options to treat serious infections and creating a global health issue. For example, it is estimated that in the U.S. 30% of pneumococci, the primary pathogen involved in respiratory tract infections, are resistant to azithromycin and other macrolides commonly used to treat them. Antibiotic resistance has a significant impact on mortality and contributes heavily to health care system costs worldwide.

In addition to resistance issues, current antibiotic therapies also have other limitations, including serious side effects. These side effects may include: severe allergic reaction, decreased blood pressure, nausea and vomiting, suppression of platelets, pain and inflammation at the site of injection, muscle, renal and oto toxicities, optic and peripheral neuropathies and headaches. Some of these side effects may be significant enough to require that therapy be discontinued or not used. As a result, some treatments require clinicians to closely monitor patients’ blood levels and other parameters, increasing the expense and inconvenience of treatment.

Further, many of the existing antibiotics used to treat serious infections are difficult or inconvenient to administer. Many drugs are given twice daily for seven to 14 days or more and patients can be hospitalized for much or all of this period or require in-home IV therapy. While IV treatment delivers the drug more rapidly and in a larger dose than is possible orally, once a patient is stabilized, a step-down to oral treatment allows for more convenient and cost-effective out-patient treatment. We believe that there is a need for new antibiotics that have improved potency and pharmacokinetics, effectiveness against resistant bacterial strains, improved side effect profiles and more flexible administration formulations.

The FDA has issued proposed guidelines for CABP that impact the development of new antibiotics by recommending certain protocol elements, measures and endpoints for clinical trials. Recent public FDA discussions have evolved toward requiring that new drugs demonstrate non-inferiority to the current standard of care for the disease to be treated, within a predetermined non-inferiority margin. We believe the FDA guidance is helpful in clarifying the regulatory pathway for our product candidates and, given the data that we have gathered to date on our product candidates, reinforces our belief that our product candidates can establish non-inferiority while also demonstrating efficacy against susceptible and resistant bacterial strains and improved safety. Our clinical trials for CEM-101 have been designed with these guidelines in mind.

CEM-101

Overview

We are developing CEM-101, a fourth generation macrolide, to treat respiratory tract infections, including CABP and other serious infections. Traditionally, macrolides have been among the most commonly prescribed drug for respiratory tract infections because of their combination of spectrum of activity, safety for use in adult and pediatric patients, tissue distribution and activity against intracellular pathogens, pharmacokinetics allowing use in oral and IV formulations, and anti-inflammatory properties. However, the effectiveness of macrolides for treating serious respiratory tract infections such as CABP has declined due to resistance issues related to earlier generations of macrolides. We believe our clinical and pre-clinical results suggest that CEM-101 retains and improves on the benefits of, and overcomes the shortcomings of, earlier generation macrolides.

CEM-101 Market Opportunity

We are developing CEM-101 in both oral and IV formulations initially as a treatment for CABP, which is a respiratory tract bacterial infection acquired outside of a hospital setting. Respiratory tract infections can range from severe diseases such as pneumonia, pharyngitis (which is usually referred to as strep throat) and bronchitis to simple infections such as chronic sinusitis and middle ear infections (which are especially common in children). CABP is one of the most common serious infectious diseases of the respiratory tract and is the most frequent cause of death due to bacterial infections. There are 1.6 million fatal cases of pneumococcal disease annually worldwide, more than the deaths caused annually by breast or prostate cancer. There are approximately five to six million cases of CABP in the U.S. every year, approximately one million of which require hospitalization. Typical bacteria that cause CABP include Streptococcus pneumoniae, Haemophilus influenzae, and Moraxella catarrhalis. These three bacteria account for approximately 85% of CABP cases. Other organisms may be involved in CABP and include Legionella pneumophila, S. aureus, Chlamydophila and Mycoplasma.

Many respiratory tract infections, including CABP, involve multiple bacteria. The routine diagnostic tests available to a physician can only identify a pathogen in 10% to 25% of cases and that diagnosis can take several hours or days. Since infections can be serious and potentially life threatening, physicians cannot delay treatment while waiting for the results of these diagnostic tests to identify the pathogens involved in the disease. As a result, physicians seek to begin treatment with the antibiotic or combination of antibiotics that has the broadest activity against the bacteria thought to be causing the infection.

CABP and other respiratory tract infections can be treated with numerous classes of antibiotics, including macrolides, tetracyclines, fluoroquinolones, penicillins and cephalosporins. Each class has a different mechanism of action and resulting spectrum of activity. Each class, however, whether used alone or in combination, has limitations that can impede the treatment of CABP infections. Historically, macrolides have been among the most commonly prescribed drug for respiratory tract infections because of their broad spectrum of activity and relative safety. Azithromycin, a second generation macrolide which is sold as Zithromax and Z-PAK and as a generic, is the most widely prescribed macrolide with total U.S. prescriptions of 52 million in 2010, according to IMS Health, and sales of $1.1 billion, according to Medical Marketing & Media.

In recent years, the effectiveness of earlier generation macrolides, including azithromycin, to treat serious infections such as CABP has declined due to resistance issues. The most recently approved macrolide, Ketek, has seen limited use because of serious side effects. For these reasons, fluoroquinolones, such as levofloxacin, now are commonly used for serious CABP infections. Although levofloxacin is efficacious, it has serious side effects including C. difficile enterocolitis, tendonitis and central nervous system effects. Beta lactams, such as cephalosporins, which are commonly used in CABP, also have limitations, including limited coverage against several important bacteria. In addition, the newer cephalosporins can only be administered intravenously, which is a disadvantage if the patient does not need to be hospitalized or needs step-down oral therapy to enable treatment on an out-patient basis. The American Thoracic Society, or ATS, and the Infectious Diseases Society of America, or IDSA, recommend a macrolide together with a beta-lactam (such as a cephalosporin) to treat CABP. Alternatively, ATS and IDSA recommend physicians treat CABP with fluoroquinolones.

We believe that the initial market acceptance of Ketek, which, according to IMS Health, in 2005, its first full year after FDA approval, generated 3.4 million prescriptions and $193 million in sales in the U.S., demonstrates the potential for a new macrolide therapy. However, soon after its U.S. approval in 2004, Ketek was found to cause reversible visual disturbances, exacerbate myasthenia gravis (a neurological disorder characterized by improper muscle regulation) and cause liver toxicity resulting in liver failure. Ketek was withdrawn in 2007 for use in all infections other than CABP, and as a result, the large market predicted for Ketek has not developed. While Ketek is a macrolide, CEM-101 has a different chemical structure from Ketek, and therefore we believe is not likely to have the safety issues associated with Ketek. Our research, which was published in a peer-reviewed article in Antimicrobial Agents and Chemotherapy, suggests that pyridine, a chemical component of Ketek, is the agent that causes liver toxicity and other problems associated with Ketek. CEM-101 and older generation macrolides, including azithromycin and clarithromycin, do not have a pyridine component and have not been observed to cause the serious side effects associated with Ketek. We believe that CEM-101 has the potential to be more successful than Ketek if our Phase 3 trials confirm the efficacy and safety profile demonstrated in our previous trials.

As a result of the limitations of current therapies for CABP, we believe there is an opportunity to introduce a next generation macrolide that is more potent and effective against bacteria that are resistant to older generations of macrolides, while retaining the traditional safety and anti-inflammatory properties that macrolides are known to exhibit. To date, our Phase 1 and Phase 2 clinical trials have demonstrated that CEM-101 is potent and effective against resistant bacteria and is well tolerated, with no serious adverse events. We also believe that developing IV and oral formulations will provide flexibility to physicians to treat patients according to the severity of their disease and transition some patients from IV to oral, enabling them to leave the hospital sooner. If approved by the FDA, CEM-101 would be the first macrolide approved with both IV and oral formulations since azithromycin was approved 20 years ago.

In addition to CABP, there is a large public health need for a new and effective oral treatment for treating bacterial urethritis. Resistance has emerged to cefixime, which is the only remaining oral therapy for gonococci infections, such as bacterial urethritis. Our preclinical data suggests that CEM-101 is active against all bacterial pathogens known to be involved in bacterial urethritis including gonococci, chlamydia and mycoplasma. Key opinion leaders have expressed the need for a replacement for cefixime. The development of CEM-101 for bacterial urethritis would present an additional market opportunity for CEM-101 and all of the patient data gathered in any trials would also contribute to the safety data base for CABP development.

Key Attributes of CEM-101

We believe the following key attributes of CEM-101 will make it a safe and effective treatment for CABP.

CEM-101 has demonstrated a favorable safety and tolerability profile. CEM-101 has been tested in over 220 subjects in our Phase 1 and 2 clinical trials and has been shown to be safe and well tolerated to date. There were no clinically significant laboratory abnormalities in the Phase 1 trials. In the Phase 2 trial, there were fewer adverse events compared to levofloxacin, none of which required the patient to prematurely discontinue treatment, and no serious adverse events determined by the investigator to be related to CEM-101. To date, patients in our ongoing single and multi-dose Phase 1 IV trial have shown no clinically significant liver enzyme changes associated with CEM-101, indicating no liver toxicity. Additionally, CEM-101 has not produced dose-limiting nausea or vomiting, common side effects of other macrolides.

CEM-101 has demonstrated comparable efficacy to the current standard of care. In a recently completed Phase 2 trial in 132 CABP patients comparing the oral formulation of CEM-101 to levofloxacin, CEM-101 successfully demonstrated efficacy comparable to levofloxacin.

CEM-101 is potent against a broad range of bacteria and has excellent tissue distribution and intracellular activity. In pre-clinical studies, CEM-101 was shown to be generally eight to 16 times more potent against respiratory tract bacteria in vitro than azithromycin. These pre-clinical studies also showed that CEM-101 is potent against many bacteria that are resistant to levofloxacin and other fluoroquinolones. In addition to respiratory tract infections, CEM-101 is active against bacteria causing other types of infections such as urethritis, malaria, and tuberculosis. CEM-101 has demonstrated activity against bacterial strains that are not susceptible to older generations of macrolides. In pre-clinical studies, CEM-101 has demonstrated a longer post-antibiotic effect, meaning that after exposure to CEM-101, bacteria take longer to regrow than after exposure to other macrolides, supporting the potential for once-daily dosing. CEM-101 has also demonstrated excellent organ and tissue distribution and intracellular activity, addressing not only bacteria located in the blood but also in organs and cells in which they multiply. Bacteria therefore cannot hide from the drug. As a result of its potency, spectrum of activity and pharmacokinetic and pharmacodynamic properties, we believe that CEM-101 could eventually be used as a monotherapy for the treatment of CABP.

CEM-101 has a greater ability to fight resistant bacteria and to overcome resistance development due to its chemical structure. CEM-101 has a unique structure that binds to bacterial ribosomes in three sites while earlier generation macrolides have only one or two binding sites. Therefore, bacteria must mutate at three sites on the ribosome to become resistant to CEM-101. To date, we have seen no resistance to CEM-101 in our clinical trials, and resistance was rare in our pre-clinical studies.

CEM-101 has the potential for IV, oral and suspension formulations. We are developing oral and IV formulations to allow patients with severe CABP to be treated in both hospital and out-patient settings. Providing both the IV and oral formulations will enable IV-to-oral step-down therapy. We believe this would be more convenient and cost-effective for patients and provide pharmacoeconomic advantages to health care systems. We intend to develop a suspension formulation for treating bacterial infections in the pediatric population.

CEM-101 has improved anti-inflammatory qualities. In CABP and other bacterial infections, the body’s immune response to the bacteria results in inflammation and tissue damage, which worsens symptoms. In addition to their antibacterial effects, macrolides also have anti-inflammatory properties which help patients feel better earlier. Our pre-clinical data suggest that CEM-101 could have significantly greater anti-inflammatory properties than azithromycin and clarithromycin, which are used to treat patients with cystic fibrosis, or CF, and chronic obstructive pulmonary disease, or COPD, primarily for their anti-inflammatory properties.

Clinical Data

Phase 2 Oral Trial. We successfully completed a Phase 2 trial of the oral formulation of CEM-101 in the third quarter of 2011. The trial was a randomized, double-blinded, multi-center study to evaluate the efficacy and safety of oral CEM-101 compared to oral levofloxacin in 132 patients with CABP. Levofloxacin, which is a fluoroquinolone, the current standard of care and widely prescribed for the treatment of CABP. Patients were randomized to receive CEM-101 or levofloxacin for five days. CEM-101 patients received once-daily dosing of 800 mg on Day 1 and 400 mg on Days 2 through 5. Patients randomized to levofloxacin treatment received the standard dosing regimen of 750 mg per day for five days. The trial compared clinical success rates and safety and tolerability parameters for CEM-101 and levofloxacin. The primary outcome measure was continued improvement or complete resolution of baseline signs and symptoms in the intent to treat, or ITT, and the clinically evaluable, or CE, populations at the Test of Cure, or TOC, visit, which was completed five to 10 days after the last dose of the drug.

Outcomes were assessed for several populations within the study. The ITT population consisted of all randomized patients, among whom 85.6% were in the CE group. To be clinically evaluable, key inclusion and exclusion criteria had to be validated, confounding antibiotics for other infections could not have been administered, and key visits and assessments had to have been performed. Patients for whom a microbial pathogen, or the bacteria responsible for the pneumonia, had been identified comprised the microbial-ITT, or mITT, population. Those mITT patients who were also in the CE study group constituted the microbial-evaluable or ME group. Since pneumonia can also be caused by viruses which antibiotics cannot treat, the FDA has placed emphasis on proof of clinical success in the mITT and ME groups.

CEM-101 demonstrated comparable efficacy to levofloxacin. The clinical response rate in the ITT population was 84.6% for CEM-101 and 86.6% for levofloxacin. Similarly, clinical response rates for CEM-101 and levofloxacin in the mITT and ME populations were well balanced (77.8% vs. 71.4% and 80.0% vs. 76.9%, respectively). The clinical response rates at TOC for the ITT, CE, mITT and ME populations are presented in Table 1.

Table 1. CEM-101 Oral Phase 2 Results: Clinical Response at Test of Cure (Days 5 to 10 after Last Dose).

Population	Clinical Response	CEM-101 800/400 mg once daily No. of patients (%)	Levofloxacin 750 mg once daily No. of patients (%)

ITT	Number of patients	65	67
	Success	55 (84.6)	58 (86.6)
	95% Confidence Interval	(73.5-92.4)	(76.0-93.7)
	Failure(1)	10 (15.4)	9 (13.4)
	Failure	9 (13.8)	7 (10.4)
	Indeterminate	1 (1.5)	2 (3.0)

CE	Number of patients	55	58
	Success	46 (83.6)	54 (93.1)
	95% Confidence Interval	(71.2-92.2)	(83.3-98.1)
	Failure	9 (16.4)	4 (6.9)

mITT	Number of patients	18	14
	Success	14 (77.8)	10 (71.4)
	95% Confidence Interval	(52.4-93.6)	(41.9-91.6)
	Failure(1)	4 (22.2)	4 (28.6)
	Failure	3 (16.7)	4 (28.6)
	Indeterminate	1 (5.6)	0 (0.0)

ME	Number of patients	15	13
	Success	12 (80.0)	10 (76.9)
	95% Confidence Interval	(51.9-95.7)	(46.2-95.0)
	Failure	3 (20.0)	3 (23.1)

(1)	Includes clinical response of failure and indeterminate.

In the CE population, the numerical success rate was higher in the levofloxacin arm (93.1%), with broadly overlapping confidence intervals. This in large part is due to exclusion of a larger number of failure patients from the levofloxacin arm and exclusion of treatment successes from the CEM-101 arm on the basis of pre-established study criteria including validation of key inclusion and exclusion criteria and the completion of key visits and assessments.

Under forthcoming FDA guidance for the conduct of CABP clinical trials, drug developers likely will be required to assess early responses to therapy as a primary endpoint. Therefore, we assessed markers of clinical success at the Day 3 visit. A clinical response was achieved if a patient was clinically stable and had experienced an improvement in severity without worsening in any of these signs or symptoms. The early clinical response rate in the ITT population was 72.3% for CEM-101 patients, and 71.6% for levofloxacin patients.

Safety was an important focus of this Phase 2 trial. In the trial, patients receiving levofloxacin reported more adverse events and severe adverse events than CEM-101 patients. There were 19 patients (29.7%) in the CEM-101 group with treatment emergent adverse events, or TEAE, compared with 31 patients (45.6%) in the levofloxacin group. There were no patients in the CEM-101 group that discontinued the study due to a TEAE as compared to six patients (8.8%) in the levofloxacin group. The overall incidence of TEAE was greater in the levofloxacin arm, at all degrees of severity. Notably, gastrointestinal disorders, including abdominal discomfort, nausea, and vomiting, all occurred with greater frequency among levofloxacin recipients. The results are summarized in Table 2 below.

Table 2. CEM-101 Oral Phase 2 Results: Treatment-emergent Adverse Events with 2% Incidence in Any Treatment Group.

By System/Organ	CEM-101 800/400 mg once daily (No. of patients, n=64)			Levofloxacin 750 mg once daily (No. of patients, n=68)
	Mild n (%)	Moderate n (%)	Severe n (%)	Mild n (%)	Moderate n (%)	Severe n (%)

Subjects with at least one TEAE	10 (15.6)	6 (9.4)	3 (4.7)	14 (20.6)	11 (16.2)	6 (8.8)
Gastrointestinal Disorders	5 (7.8)	4 (6.3)	0 (0.0)	11 (16.2)	5 (7.4)	0 (0.0)
Musculoskeletal and Connective Tissue Disorders	2 (3.1)	3 (4.7)	0 (0.0)	2 (2.9)	1 (1.5)	0 (0.0)
Nervous System Disorders	3 (4.7)	2 (3.1)	1 (1.6)	5 (7.4)	2 (2.9)	1 (1.5)

In addition to TEAEs, the trial also recorded serious adverse events, which are adverse events of particular severity that, among other defining criteria, might result in hospitalization or threaten overall health or survival. There were nine patients who experienced one or more serious adverse events during the study, two CEM-101 recipients and seven levofloxacin recipients. The study site trial investigator determined that both of the serious adverse events reported in CEM-101 recipients were unrelated to CEM-101, while one of the seven reported in levofloxacin recipients was unrelated to levofloxacin.

Patients treated with CEM-101 had no drug-related clinically significant liver toxicities and reported no visual adverse events. Severe liver toxicities and visual disturbances led the FDA to require the drug label for Ketek to include a strengthened warning section regarding specific drug-related adverse events and contributed to Ketek being withdrawn for the treatment of all infections other than CABP.

Phase 1 IV Trial. The objective of our Phase 1 IV trial for CEM-101 is to provide safety data and information about the concentration of CEM-101 in the bloodstream after IV administration for comparison to the oral version of CEM-101. We are testing escalating IV doses of 25 mg, 50 mg, 100 mg, 200 mg, 400 mg, 800 mg and 1000 mg. Doses are administered once daily for seven days. Patients are randomized into CEM-101 and placebo arms. While the trial has not been completed, high plasma levels of 3.8 µg/ml at doses of 800 mg and 5.1 µg/ml at doses of 1000 mg have been achieved to date with no systemic toxicities, indicating CEM-101 could be used to effectively treat infections that require elevated concentrations of antibiotics. Our ongoing Phase 1 trial will test infusion solutions designed to minimize injection site pain. If we are able to develop the infusion solution, demonstrate safety and tolerability and show how the concentration levels of CEM-101 in the bloodstream after IV administration compare to the concentration levels from oral administration, we believe the next trial for the IV formulation will be a Phase 3 IV-to-oral trial.

Phase 1 Oral Trials. In earlier Phase 1 oral trials beginning in 2008 and continuing into 2011, 159 subjects were exposed to CEM-101. The Phase 1 trials were designed to examine the safety of CEM-101 and the properties of the drug when absorbed into the bloodstream. There were no clinically relevant changes in patient laboratory values, including liver enzymes. There were very limited gastrointestinal adverse events and no dose-limiting nausea or vomiting, a common side effect of macrolides. Absorption of CEM-101 into the bloodstream after oral administration was not affected by food, meaning CEM-101 may be taken with or without food.

The results from our first Phase 1 dose escalation study demonstrated that doses of CEM-101 from 200 mg to 600 mg had a favorable safety profile and were well tolerated in healthy subjects and that the compound’s pharmacokinetic profile was supportive of once-daily dosing. In this study, CEM-101 was administered orally once-daily for seven days at 200 mg, 400 mg and 600 mg. The bioavailability of CEM-101 was calculated to be 67% whereas azithromycin’s bioavailability is 38% as reported in its package insert. The concentration of CEM-101 was measured in the plasma on Day 1 and Day 7. The compound showed moderate accumulation over the seven days of dosing, indicating that a loading dose regimen followed by a maintenance dose would be suitable, as has been noted with macrolides like azithromycin in the past. These blood levels were subjected to a sophisticated computer model based on efficacy studies in mouse models, which led to identifying a loading dose of 800 mg with a maintenance dose of 400 mg as the therapeutic dose. At these doses CEM-101 is expected to be clinically effective against 99.99% of pneumococci with a minimum inhibitory concentration, or MIC, of 2 µg/ml or less. Mild, clinically insignificant gastrointestinal side effects were the most common adverse events observed in each dose group. Importantly, there were no clinically significant adverse events.

In CABP, the lung is the target organ where pathogens replicate. Therefore, in the first quarter of 2010, we conducted a Phase 1 pharmacokinetic study of CEM-101 in 31 healthy human volunteers to measure the concentration of CEM-101 in the epithelial lining fluid, or ELF, and in alveolar macrophages, or AM, compared to the concentration in plasma. After five days of dosing (400 mg per day, without loading), we performed bronchoalveolar lavage (BAL), a medical procedure to collect fluid and cells in the lung. BAL analysis was performed in groups of six at 3, 6, 9, 12 or 24 hours following the last CEM-101 dose on Day 5, and CEM-101 concentrations were measured in each of the ELF, AM, and plasma. The concentration of CEM-101 in ELF was 10 times that of plasma and in AM it was 100 times that of plasma. As shown in Table 3, CEM-101’s drug levels are higher than those achieved by azithromycin and CEM-101 reaches the site of infection at concentration levels several fold in excess of the levels necessary to kill the relevant bacteria according to our pre-clinical studies. Higher drug levels also inhibit bacterial regrowth and resistance development during intervals between dosages.

Table 3: CEM-101 Oral Phase 1 Results: Pulmonary Levels of CEM-101 and Azithromycin at Time of BAL.

Antibiotic	Dose	Plasma Cmax (µg/mL)	ELF Cmax (µg/mL)	AM Cmax (µg/mL)

CEM-101	400 mg qd/5 d	0.7	7.6	102
Azithromycin(1)	500 mg qd/1 d; 250 mg qd/4 d	0.1	2.2	57

(1)	Zithromax Prescribing Information with loading dose of 500 mg on Day 1 followed by 250 mg daily for four days, Foulds, et.al., 1990.

We also conducted three drug-drug interaction studies in 2010 and 2011 in which CEM-101 was co-administered with rifampin, midazolam or ketoconazole to test its effects on these drugs. These studies have been successfully concluded and the data confirm that CEM-101’s interactions with CYP3A4, an enzyme in the liver that metabolizes a number of drugs, are consistent with older macrolides’ interactions with CYP3A4.

Pre-Clinical Data

Our pre-clinical studies support four of the key attributes of CEM-101: potency against a broad range of bacteria, potential to have a low incidence of resistance, intracellular activity and anti-inflammatory qualities associated with macrolides.

Potency. We have extensively studied CEM-101’s in vitro activity and potency against a variety of respiratory and non-respiratory bacteria. CEM-101 was tested against clinical isolates including pneumococci, Hemophilus, Legionella, Moraxella, Chlamydia, Neisseria, beta-hemolytic streptococci, Mycoplasma, S. aureus (including MRSA), coagulase negative staphylococci, enterococci and many other bacteria. These studies found that CEM-101 exhibited two to four times greater potency compared to Ketek, and superior potency compared to other macrolides against most bacteria causing CABP. In another study, CEM-101 demonstrated superior activity against several serotypes of Legionella pneumophila compared to other macrolides, particularly erythromycin and azithromycin, which are commonly used to treat Legionellosis. Legionella are atypical bacteria and are not susceptible to penicillins and cephalosporins commonly used to treat CABP, but are susceptible to fluoroquinolones such as levofloxacin. The results of these studies are presented in Table 4 below. Potency against a panel of bacterial strains is measured by MIC90, which refers to the concentration needed to inhibit the growth of 90% of a panel of bacterial strains isolated from patients. A lower MIC90 indicates greater potency against a particular bacterium.

Table 4. CEM-101 Pre-Clinical Data: CEM-101 in vitro Activity Against CABP Bacteria.

Organism (# strains tested)	CEM-101 MIC90 (µg/ml)	Azithromycin MIC90 (µg/ml)	Levofloxacin MIC90 (µg/ml)	Amox/Clav MIC90 (µg/ml)

Streptococcus pneumoniae (150)	0.25	>16	1.0	>8
Streptococcus pyogenes (100)	0.03	>16	1.0	0.25
Hemophilus influenzae (100)	2	2	0.12	2.0
Legionella pneumophila (30)	0.015	2	0.5	NE
Mycoplasma pneumoniae (36)	0.000125	0.0005	0.5	NE
Chlamydophila pneumoniae (10)	0.25	0.125	NT	NE

NE = Not effective, as the target of these antibiotics do not exist in these pathogens.

NT = Not tested.

Resistance. CEM-101 was tested against pneumococcal strains that have become resistant to older macrolides as a result of mutations called erm(B), mef(A), a combination of erm(B) with mef(A), and L4 mutations. As shown by the in vitro potency data in Table 5 below, CEM-101 was active against all tested pneumococcal strains that are resistant to older macrolides.

Table 5. CEM-101 Pre-Clinical Data: MIC50 and MIC90 Values (µg/ml) of Pneumococci with Defined Macrolide-Resistant Mechanism.

Drug	erm(B) (54)		mef(A) (51)		erm(B) + mef(A) (31)		L4 mutations (27)
	MIC50	MIC90	MIC50	MIC90	MIC50	MIC90	MIC50	MIC90

CEM-101	0.03	0.5	0.03	0.125	0.125	0.25	0.06	0.125
azithromycin	>64	>64	4	8	>64	>64	>64	>64
telithromycin	0.06	1	0.125	0.25	0.5	1	0.125	0.25
clindamycin	>64	>64	0.06	0.06	0.06	>64	0.06	0.125
amox/clav	0.5	8	0.125	2	2	8	4	8
levofloxacin	1	2	1	2	1	16	1	2
penicillin G	1	4	0.125	4	2	4	4	16

The ability to become resistant to CEM-101 was analyzed by exposing eight pneumococcal bacterial strains from the above study to CEM-101. Only one strain developed a high-level resistance to CEM-101 and only after 18 passes. This suggests that selection of resistant strains would be infrequent and additional mutations are necessary for resistance to develop to CEM-101.

We also tested a number of Group A beta-hemolytic streptococci that have become resistant to older macrolides. The data indicate that CEM-101 is active against these organisms, which have different mechanisms of resistance, including erm(B), mef(A) and erm(A). The frequency of resistance was low at <10-10, but importantly there was no cross-resistance with these organisms once they had become resistant to older macrolides. CEM-101 is active against all these resistant strains. While the strains are resistant to older generations of macrolides, no strains resistant to CEM-101 could be isolated after 50 transfers in a growth medium containing CEM-101.

Intracellular Activity. Bacteria that cause infections can be inside cells or in tissue. During treatment if the antibiotic does not penetrate into tissues and cells, the bacteria can escape the effect of the antibiotic. Consequently, it is important that antibiotics be distributed from the blood to the tissues and intracellularly. Macrolides have been known to be effective against intracellular bacteria, which is one of their advantages. CEM-101 accumulates to concentrations that are several times higher than azithromycin, as shown below in Figure 1a, and the intracellular drug is potent against intracellular bacteria and is more active than azithromycin in killing intracellular pathogens such as Legionella pneumophila as shown in Figure 1b.

Figure 1a: Concentration after Exposure of Macrophages to Azithromycin and CEM-101 in Macrophages.

Figure 1b: Killing of Legionella Located Intracellularly by Azithromycin and CEM-101.

Anti-Inflammatory Properties. We conducted studies comparing CEM-101’s anti-inflammatory properties to older macrolides. CEM-101 was more effective than the older macrolides in decreasing the production of cytokines, which are cell-signaling molecules involved in the process of inflammation. Reduction of cytokine activity would be expected to reduce inflammation and resulting tissue damage. Thus, CEM-101 is expected to be effective in eradicating the infecting bacteria and reducing the inflammation resulting from the infection, which should result in a faster recovery. Older generation macrolides have also been used in the treatment of diseases like late-stage COPD and CF because of their anti-inflammatory properties. Our pre-clinical data suggest CEM-101 could also be used in the treatment of these diseases.

Planned Clinical Trials

We are planning our pivotal trial program, which we believe will require three Phase 3 trials, including one trial with oral CEM-101 and two trials with IV CEM-101 stepping down to oral CEM-101 for the approval of both IV and oral products under one NDA. All of these trials will be randomized, double-blinded studies conducted against a comparator drug agreed upon with the FDA, for which we will have to show non-inferiority from an efficacy perspective and acceptable safety and tolerability. The FDA has recently proposed clarifying the guidance for the clinical development of therapies for the treatment of CABP. We have designed our Phase 3 trials to meet these new guidelines. We are planning to finalize the protocol for our proposed pivotal oral Phase 3 trial with the FDA in the second quarter of 2012. After finalizing the protocol, we expect to begin enrollment in the Phase 3 trial with oral CEM-101 in the second half of 2012. Between December 2011 and March 2012, we plan to have tablets made and tested for bioequivalence to the capsules that were used in the Phase 1 and Phase 2 oral studies. We are currently conducting a Phase 1 trial for the IV formulation of CEM-101 that we expect to complete in the second half of 2012. We anticipate that the next trial for the IV formulation of CEM-101 will be a Phase 3 IV-to-oral trial that we intend to discuss with the FDA after we complete the Phase 1 trial for the IV formulation of CEM-101. In addition, we also plan to initiate a small Phase 2 trial of oral CEM-101 in patients with bacterial urethritis in 2012. Dependent on obtaining funding from a third-party collaborative partner, we plan to initiate the first Phase 3 IV-to-oral trial for CEM-101 in CABP in the first half of 2013 and initiate the second Phase 3 IV-to-oral trial in the second half of 2013. In addition, we intend to conduct a number of studies to support FDA approval, including a thorough QT, or TQT, study to look at cardiac effects, and studies in patients with hepatic insufficiency and renal impairment. Assuming the Phase 3 trial for oral CEM-101 for CABP begins when anticipated, we expect to receive top line data for that trial in the first half of 2014.

The FDA recently convened the Anti-Infective Drugs Advisory Committee (AIDAC) on November 3, 2011 to review anticipated changes in guidance to the industry for conducting clinical trials for CABP. The proposed guidance follows several FDA advisory meetings as well as recommendations of an independent advisory body called the FNIH that involved industry and academic infectious disease physicians. According to the newly proposed guidelines, the primary endpoint for Phase 3 CABP trials will be clinical success at an early timepoint (Day 3-5 post study drug initiation). Clinical success is defined as improvement in at least two of the following symptoms: cough, shortness of breath, chest pain, and sputum production, without worsening in any other symptom. The proposed guidelines also clarify the patient population required for these trials by specifying the percent of patients to be enrolled based on the severity of their disease. For example, the new guidelines specify that up to 50% of patients in oral CABP trials can have moderate CABP, with the remainder having more severe disease. IV CABP trials can have up to 25% of patients with moderate CABP while the rest must have more severe CABP. For those seeking FDA approval by establishing non-inferiority, the guidance specifies that companies conduct two Phase 3 CABP trials, with a requirement to demonstrate non-inferiority in early clinical response rate (in comparison to the comparator drug) in the Intent-to-Treat population of each study, using a 10% non-inferiority margin. In addition, non-inferiority must be demonstrated in the pooled (across both studies) microbiological-Intent-to-Treat population. Our Phase 3 trial program will be designed to meet these FDA guidelines, which we expect to be effective in the first quarter of 2012.

Taksta (Fusidic Acid)

Overview

Taksta, our fusidic acid product candidate, is an oral antibiotic that we are developing in the U.S. for the treatment of prosthetic joint infections and ABSSSI, which are frequently caused by S. aureus, including MRSA. Fusidic acid is the only member of a unique class of antibiotics, called fusidanes, and has a mechanism of action that differs from any other antibiotic. Fusidic acid has been approved and sold for several decades in Europe and other countries outside the U.S. and has a long-established safety and efficacy profile, but has never been approved in the U.S. We have conducted in vitro tests of Taksta’s activity against thousands of strains of S. aureus found in the U.S. and our data show that virtually all of those strains tested (99.6%) are susceptible to Taksta. In addition, we believe Taksta has the potential to be used in hospital and community settings on both a short-term and chronic basis. Our completed Phase 2 clinical study has shown Taksta to be comparably effective to linezolid, a treatment for the common skin infection S. aureus and the only oral antibiotic approved by the FDA to treat MRSA.

Taksta Market Opportunity

Prosthetic Joint Infections. According to a survey of physicians conducted by Decision Resources, MRSA is the most important pathogen of concern in patients with osteomyelitis and prosthetic joint infection. Bone infections often begin with skin infections where bacteria enter the bloodstream through breaks in the skin or mucous membrane that occur as a result of a wound or due to a surgical, medical or dental procedure. According to the IDSA, MRSA infections account for approximately 60% of skin infections seen in U.S. emergency rooms. The most common treatments for prosthetic joint infection and ABSSSI with MRSA currently are vancomycin (available as a generic) and daptomycin (sold under the brand name Cubicin®), both of which are available only as IV formulations. Linezolid, which is also prescribed for prosthetic joint infections and ABSSSI, is available in both IV and oral formulations and is the only oral antibiotic approved by the FDA for MRSA. Linezolid, however, has significant side effects, which include irreversible peripheral neuritis, or the inflammation of nerves and thrombocytopenia, or a relative decrease of platelets in blood, which argues against treatment for the elderly or cancer chemotherapy patients. It is recommended that linezolid not be taken for more than 14 days without additional monitoring because of the increased possibility of these side effects. Patients that are anemic also require additional monitoring when treated with linezolid. In addition, on July 26, 2011, the FDA published a drug safety communication letter regarding the use of linezolid in patients on serotonergic drugs such as SSRIs (including Prozac, Paxil and Zoloft), which are taken for depression, bipolar disease, schizophrenia and other psychiatric disorders. The safety communication letter states that unless patients are carefully observed for signs and/or symptoms of serotonin syndrome, linezolid should not be administered to patients taking SSRIs. The warning is on the linezolid label as well as the labels of each SSRI product. Given the widespread use of SSRIs and some of the other side effects associated with linezolid, we do not believe that linezolid is an option for many patients. We believe there is an opportunity to develop an oral drug that is effective against MRSA and has a safety profile that supports out-patient use, use for chronic indications and use in children.

In 2006, nearly 800,000 total knee or hip arthroplasty procedures were performed in the U.S., with an overall infection rate of approximately 1.0%. It has been predicted that the demand for knee revision surgery will double by 2015, and increase by 673% by the year 2030 as the population ages. With steadily increasing numbers of patients in the U.S. undergoing prosthetic joint surgery, we expect there will be a corresponding increase in the overall incidence of prosthetic joint infections. Prosthetic joint infections usually occur when bacteria enter the area of the prosthesis during implantation. However, they may also occur through other surgical, medical or dental procedures or by accident when the skin or mucous membrane is broken, enabling surface-level bacteria to travel to the prosthesis. S. aureus species, including MRSA, are the most commonly identified bacterial pathogens involved in prosthetic joint infections. Prosthetic joint infections have traditionally required a two stage revision procedure in which the infected prosthesis is first removed, with new prosthesis implantation following a course of antibiotic therapy. However, there are increasing reports of success with the strategy of debridement, or removal of infected tissue, antibiotic therapy, and prosthesis retention, which spares patients the risks of a second implantation procedure. In these cases, longer-term suppressive antibiotic therapy is recommended. For some patients, chronic suppressive antibiotic therapy is the only treatment option due to poor surgical risk, advanced age or limited life expectancy.

In treating prosthetic joint infections, vancomycin, daptomycin and linezolid are commonly prescribed and are typically used in combination with another antibiotic, generally rifampin, doxycycline or Bactrim®. Vancomycin is discontinued between seven and 28 days after initial treatment and the two remaining oral antibiotics, rifampin plus Bactrim or doxycycline, are continued for several weeks. Bacteria become rapidly resistant when rifampin is used in monotherapy and therefore it is necessary for rifampin to be used with another antibiotic to prevent resistance development. While Bactrim and doxycycline are oral antibiotics, they are not approved for and are not effective against MRSA, a common pathogen in prosthetic joint infections. Linezolid, which is the only oral therapy approved for MRSA, cannot be used for long-term therapy owing to side effects, such as platelet suppression and irreversible neuropathies. According to Data Monitor, physicians indicate that safety is a significant factor for them in choosing antibiotic therapy for osteomyelitis and prosthetic joint infections because the population of patients receiving prosthetic joints tend to be older and the treatment duration is longer. As a result, we believe there is a significant opportunity for a treatment for prosthetic joint infection that is effective against S. aureus, including MRSA, and can be used safely on a long-term basis. Outside of the U.S., fusidic acid has been used successfully in combination with rifampin to achieve high cure rates in selected patients with prosthetic joint infections, without requiring replacement of the prosthesis. In a recent review of clinical experience at an Australian teaching hospital, treatment of staphylococcal prosthetic joint infection with debridement, prosthesis retention, and oral fusidic acid and rifampin therapy achieved an approximately 88% treatment success rate at one year.

Skin Infections/ABSSSI. Skin infections are caused by bacteria that normally live on the skin, such as staphylococci or streptococci. An infection develops when there is a break in the skin, such as a wound or injury, that allows bacteria to enter the skin and grow, causing infection and swelling. ABSSSI are infections in the tissue under the skin, such as major abscesses, cellulitis and infected wounds. A variety of bacteria may be identified in ABSSSI but the two most common bacteria are S. aureus and Streptococcus pyogenes, or S. pyogenes, a type of beta-hemolytic streptococci. MRSA, a drug resistant S. aureus, can be a major cause of ABSSSI. According to the IDSA, MRSA infections account for approximately 60% of skin infections seen in U.S. emergency rooms.

Currently, patients with serious wound and bone infections and cellulitis or ABSSSI that require antibiotic treatment are usually hospitalized on IV antibiotics. There are many other patients that have serious infections, including MRSA, who could be treated on an out-patient basis if a safe and effective oral treatment existed. In these cases, the physician is most often forced to admit the patient into the hospital. In addition to the added costs of admitting a patient into the hospital, the physician could also be introducing a resistant bacterium into the hospital setting, exacerbating a major hospital infection control concern.

Key Attributes of Taksta

We believe Taksta can be an effective treatment for prosthetic joint infections and ABSSSI because of the following key attributes.

Taksta has an established safety profile outside the U.S. Fusidic acid has been approved and used in certain countries in Europe and in Australia for many years, in some countries as many as 40 years, both for short-term use in complicated skin infections as well as for long-term use in other types of infections requiring long-term therapy, including osteomyelitis and prosthetic joint infections. Further, fusidic acid has been used in pediatric populations outside the U.S. and has been safe and well tolerated. As fusidic acid has been in clinical use outside the U.S. for several decades, a substantial body of safety data is in the public domain. Safety data from over 100 published clinical study results involving the oral administration of fusidic acid to over an aggregate of 4,000 patients demonstrated a safety profile consistent with non-U.S. approved product labeling. These data indicate significant worldwide use of fusidic acid, capture clinical experience in the public domain and characterize the safety profile of fusidic acid. The safety data from our Phase 1 and Phase 2 clinical trials are consistent with available historical data and establish that Taksta has a favorable safety and tolerability profile.

Taksta has demonstrated comparable efficacy to the only FDA-approved oral treatment for MRSA. In a recently completed Phase 2 trial in 155 ABSSSI patients comparing Taksta to linezolid, Taksta successfully demonstrated efficacy comparable to linezolid and confirmed its effectiveness against S. aureus and MRSA. Furthermore, in vitro data have demonstrated that Taksta has potent activity against more than 7,300 strains of S. aureus, including MRSA strains that are community-acquired MRSA, or CA-MRSA, hospital-acquired MRSA, or HA-MRSA, and other known types of MRSA. We have also conducted tests of Taksta’s activity against strains of S. aureus that are found in the U.S. and our data show that virtually all of those strains (99.6%) are susceptible to Taksta. As a result of Taksta’s broad range of activity against S. aureus, physicians could use Taksta to treat a patient with an infected wound or cellulitis without identifying the particular type of S. aureus causing the infection. Since fusidic acid has a unique structure and target, there is no known cross-resistance with other antibiotics.

Taksta is an oral therapy for all types of S. aureus, including MRSA. The leading treatments for prosthetic joint infections and ABSSSI caused by MRSA are available only in IV formulations. Linezolid is the only drug currently approved for use against MRSA with an oral formulation. However, its use is associated with serious side effects and cannot be used in certain patient populations without additional monitoring. We believe our clinical studies and historical data on fusidic acid demonstrate that Taksta has the potential to be a safe and effective oral treatment for prosthetic joint infections and ABSSSI caused by MRSA. We believe Taksta would enable physicians to treat patients not otherwise needing hospitalization on an outpatient basis, thereby reducing hospitalization costs and avoiding the unnecessary introduction of resistant bacteria into the hospital setting.

Taksta has a lower incidence of resistance due to our proprietary loading dose regimen. Our in vitro studies have shown that the reason for resistance to fusidic acid that was reported to occur during oral treatment outside the U.S. is that it was not dosed optimally. In addition, published studies of resistance during oral treatment with fusidic acid outside the U.S. conclude that the frequency of resistance is related to the lack of initial potency, which has been addressed in the past by combination therapy. Our innovative loading dose regimen minimizes the development of resistance by increasing the amount of drug initially delivered to the bacteria.

Taksta can be used in patient populations not well served by current treatments. We believe Taksta could also be used for patients that are anemic, as well as patients on serotonergic drugs such as SSRIs who could be treated with an oral antibiotic, but for whom linezolid may not be a viable or convenient treatment option due to side effects and/or increased monitoring requirements. In addition, none of the antibiotics currently on the market can be used for prolonged periods of time to treat chronic staphylococcal infections due to safety concerns. We believe Taksta could fulfill the need for a safe, long-term oral therapy to treat chronic infections such as prosthetic joint infections and osteomyelitis. Furthermore, there are few treatment options for children infected with S. aureus, especially MRSA, because in children, IV antibiotics have unpredictable blood levels and are inconvenient to dose. Fusidic acid is available in an oral formulation and has been used in pediatric populations outside the U.S. We intend to develop a pediatric formulation of Taksta to address the need for a safe and effective oral treatment of staphylococci and streptococci in children.

Clinical Data

Phase 2 Clinical Trial. We have successfully completed a Phase 2 clinical trial comparing Taksta to linezolid, which is the only oral antibiotic approved by the FDA for treating MRSA infections. The trial demonstrated that our Taksta loading dose regimen has a favorable safety and tolerability profile with efficacy comparable to linezolid. In this study, patients were stratified by the type of infection, such as wounds and cellulitis, and, through the first 127 patients, were randomized in a 1:1:1 ratio to receive a Taksta non-loading regimen (Taksta 600 mg twice per day which is similar to the dose practically used in the E.U.), a Taksta loading dose regimen (Taksta 1500 mg twice per day on Day 1, followed by 600 mg twice per day), or linezolid (600 mg twice per day, which is the standard approved dose), each administered for 10-14 days. After interim analysis of the initial 127 patients demonstrated comparable safety and tolerability of the two Taksta regimens, the Taksta non-loading dose regimen was dropped in favor of the Taksta loading dose regimen, which was shown to have a lower resistance profile in in vitro models, and the remaining patients were randomized in a 1:1 ratio to receive the Taksta loading dose regimen or the linezolid regimen. A total of 155 patients received either the Taksta loading dose regimen or linezolid. The loading dose followed by maintenance dose strategy was designed to ensure a higher concentration of Taksta in the bloodstream at the beginning of the treatment period to rapidly reduce the bacterial population load in an infection, thus limiting resistance development, and to then allow a reduced dose to maintain steady state levels of Taksta in the bloodstream, which increases tolerability.

The results from the Phase 2 trial demonstrated a clinical cure rate comparable to linezolid as described in Table 6 below. The clinical success rates for the Taksta loading dose regimen were comparable to those for the linezolid regimen in the ITT, mITT, CE and ME populations. Respective clinical success rates at the TOC in Taksta loading dose and linezolid treatment groups in the ITT population were 85.9% and 94.8%; in the mITT population, they were 88.1%, and 93.1%; in the CE population, they were 92.3% and 98.5%; and in the ME population, they were 96.0% and 98.0%. Importantly, in patients with documented S. aureus infection at baseline, clinical success rates were 95.8% and 97.9%, and with MRSA 96.8% and 100.0%, in the ME population in the Taksta loading dose and linezolid groups, respectively.

Table 6. Taksta Phase 2 Results: Clinical Response at the TOC.

Treatment Group
	Taksta		Linezolid
Population	No. of patients	Success rate, % (95% CI)	No. of patients	Success rate, % (95% CI)

Intent-to-treat (ITT)	67/78	85.9 (76.2-92.7)	73/77	94.8 (87.2-98.6)
Microbiological intent-to-treat (mITT)	52/59	88.1 (79.9-95.1)	54/58	93.1 (83.3-98.1)
Clinically evaluable (CE)	60/65	92.3 (83.0-97.5)	67/68	98.5 (92.1-100)
Microbiologically evaluable (ME)	48/50	96.0 (86.3-99.5)	48/49	98.0 (89.2-100)
S. aureus (ME)	46/48	95.8 (85.8-99.5)	47/48	97.9 (88.9-100)
MRSA (ME)	30/31	96.8 (83.3-99.9)	37/37	100.0 (90.5-100)
S. pyogenes (ME)*	1/1	100.0	2/2	100.0
Streptococcus agalactaie (ME)*	1/2	50.0	0	N/A
Beta-hemolytic streptococcus, other (ME)*	1/1	100.0	0	N/A

(*)	Types of beta-hemolytic steptococci.

In August 2010, the FDA published new guidance regarding assessment of outcomes for ABSSSI clinical trials, with an emphasis on assessment of the early response to therapy in the ITT population. Following this guidance, 87.2% of study subjects randomized to the Taksta loading dose arm achieved an early response (defined as both cessation of spread of lesion and absence of fever on treatment Day 3, in patients not otherwise considered a treatment failure) compared to 90.9% of the linezolid subjects, as shown in Table 7 below.

Table 7. Taksta Phase 2 Results: Early Clinical Response (Day 3 Visit) in the ITT Population.

	Taksta Loading Dose (No. of patients, N=78) n (%)	Linezolid (No. of patients, N=77) n (%)

Success	68 (87.2)	70 (90.9)
95% Confidence Interval	77.7-93.7	82.2-96.3
Failure	10 (12.8)	7 (9.1)
Reason for Failure
Increase in lesion length or width only	6 (7.7)	7 (9.1)
Febrile only	0 (0.0)	0 (0.0)
Both increase in lesion length or width and febrile	0 (0.0)	0 (0.0)
Missing lesion data only	0 (0.0)	0 (0.0)
Missing temperature data only	0 (0.0)	0 (0.0)
Missing both lesion size and temperature data	2 (2.6)	0 (0.0)
Clinical failure on or prior to Day 3 Visit	2 (2.6)	0 (0.0)

The results of the trial demonstrated Taksta has a favorable safety and tolerability profile with data comparable to linezolid as shown in Table 8 below. Since the study was blinded, we were required to exclude any patient taking SSRIs, who would have required additional monitoring if administered linezolid. Adverse events were reported in 61.5% of patients in the Taksta loading dose group and in 63.6% of patients in the linezolid group. There were no clinically relevant differences between treatment groups in the types or frequency of adverse events, including gastrointestinal events. Notably, the frequency and intensity of nausea and/or vomiting were similar in the Taksta loading dose and the linezolid treatment groups. There were more nervous system adverse events reported for linezolid (16.9% vs. 10.3%) than for Taksta, the majority of which were headaches.

Table 8. Taksta Phase 2 Results: Adverse Events.

Event	Taksta Loading Dose (No. of patients, N=78) n (%)	Linezolid (No. of patients, N=77) n (%)

Any adverse event	48 (61.5)	49 (63.6)
Serious adverse event	3 (3.8)	0 (0.0)
Discontinued treatment due to adverse event	3 (3.8)	0 (0.0)
Adverse event
Gastrointestinal disorders	31 (39.7)	32 (41.6)
General disorders and administration site condition	5 (6.4)	4 (5.2)
Infections and infestations	8 (10.3)	10 (13.0)
Injury, poisonings, and procedural complications	5 (6.4)	0 (0.0)
Metabolism and nutrition disorders	5 (6.4)	5 (6.5)
Nervous system disorders	8 (10.3)	13 (16.9)
Respiratory, thoracic, and mediastinal disorders	5 (6.4)	2 (2.6)
Skin and subcutaneous tissue disorders	7 (9.0)	13 (16.9)

Three patients in the Taksta loading dose group had at least one serious adverse event (Herpes simplex, a serious kidney infection, and head injury and back pain) none of which were considered by the investigator to be related to the study medication. Three patients in the Taksta group discontinued the study medication due to adverse events (nausea and chills; blister and maculopapular rash; and nausea, vomiting and anorexia).

Phase 1 Results. We previously completed Phase 1 single dose, multi-dose and loading dose trials with Taksta between 2007 and 2009. These trials were randomized, double-blinded, placebo-controlled, dose-escalation studies to determine the pharmacokinetics and tolerability of single and multiple doses of Taksta. The effect of food on oral bioavailability was measured and food did not have a significant effect on the oral bioavailability, meaning Taksta can be taken with or without food. There were few adverse events and all were mild in severity. No serious adverse events were seen at the 1650 mg dose. Based on these data, loading dose regimens followed by maintenance dose regimens were considered safe and well tolerated up to a combination of 1650 mg/825 mg of Taksta.

The pharmacokinetics, or PK, of Taksta were investigated in three Phase 1 trials. The first trial of 28 subjects evaluated the relative bioavailability of Taksta 250 mg tablets compared to Fucidin® tablets, the marketed product in Europe, which contains the same API as Taksta but is a different sized tablet, manufactured with different components and dosed differently. This trial also compared the PK of a single oral dose of Taksta 500 mg in the fed versus fasted states. The second trial assessed the PK of multiple oral doses of Taksta 500 mg (2 × 250 mg) administered three times a day for 4.5 consecutive days in 24 healthy subjects. The third trial evaluated the PK of single, multiple, and loading dose regimens of Taksta administered to healthy subjects.

In each trial, Taksta was shown to be generally safe and well tolerated. These trials showed that Taksta had a long plasma half-life and therefore the drug accumulates in the blood over time when administered at the same high dose daily, as evidenced by Taksta showing higher PK after the dose in the second and subsequent periods as compared to the first period. The results of the trial led to the design of the loading dose which would provide high drug levels on Day 1 followed by a steady concentration of Taksta of approximately 80 mcg/ml, which is well over 10 times the MIC90, or the concentration level needed to inhibit 90% of staphylococci and streptococci, the two organisms most frequently found in skin infections.

Pre-Clinical Data

We evaluated the in vitro activity of Taksta against prevalent community-acquired, hospital-acquired, and epidemic clones including strains non-susceptible to anti-MRSA agents. We have conducted tests of Taksta’s activity against strains of S. aureus that are found in the U.S. and our data show that virtually all of those strains (99.6%) are susceptible to Taksta. A collection of 56 MRSA strains from the Network on Antimicrobial Resistance in Staphylococcus aureus, or NARSA, and Eurofins Medinet repositories were tested for susceptibility to Taksta and comparators by broth microdilution, a method of testing susceptibility using a semi-solid or liquid growth medium to conduct dilutions in small volumes, in accordance with current Clinical and Laboratory Standards Institute, or CLSI, guidelines. Isolates included those with rare resistance phenotypes, linezolid and daptomycin non-susceptible isolates and isolates from prevalent community, hospital, and epidemic clones. Against the selected resistant MRSA, Taksta had an MIC range of 0.06-8 µg/mL with an MIC50 and MIC90 of 0.12 µg/mL. With the exception of one vancomycin intermediate Staphylococcus aureus, or VISA, isolate (with an MIC of 1 µg/mL), two daptomycin non-susceptible isolates (with MICs of 4 µg/mL), and one linezolid non-susceptible isolate (with an MIC of 8 µg/mL), Taksta’s MICs were 0.06-0.12 µg/mL against MRSA with rare but emerging resistance phenotypes. Against a subset of 10 community, 10 hospital, and five epidemic clones, Taksta’s MICs were 0.06-0.12 µg/mL. Taksta had potent in vitro activity against MRSA non-susceptible to currently approved antibiotics vancomycin, linezolid, and daptomycin. Taksta was also active against USA100 and USA300 MRSA clones of MRSA most likely to be encountered clinically in the U.S. today. Based on its potency and activity, these results highlight the potential of Taksta for the treatment of MRSA in the U.S.

As required by FDA regulations, we conducted pre-clinical animal studies of Taksta to determine its absorption. The studies indicated that Taksta was not very well absorbed and has a short half-life in animals, resulting in minimum exposure levels which limited the ability to test Taksta in animal models. All pre-clinical tests were benign and indicated no safety or tolerability issues. However, because fusidic acid has been used for several decades in humans outside the U.S. and there is sufficient human clinical trial data for Taksta, we believe that this animal absorption data will not adversely impact our development efforts for Taksta at the FDA.

Compassionate Use Data. We have treated one patient with severe chronic osteomyelitis under our FDA-approved compassionate use program with Taksta. This patient had been treated unsuccessfully with many known antibiotics over a period of two years and was scheduled for a leg amputation. After being treated with Taksta, the patient recovered, the large leg lesion has healed and the patient has been on Taksta for more than 16 months to date. In Canada, where fusidic acid tablets are available, a single patient with S. aureus infected prosthetic joints in both elbows following severe rheumatoid arthritis had failed on all possible oral medications and was scheduled for amputation of one arm. After treatment with higher doses than recommended in Canada and similar to our loading dose regimen, the arm was saved from amputation and the patient has continued on fusidic acid therapy for over three years to date. These results, while encouraging, are preliminary, from a small number of patients and of limited value because they were not obtained in a controlled clinical trial. Furthermore, these results may not be predictive of our future trial results, including the result of our planned Phase 2 trial regarding prosthetic joint infections.

Australian Data. We plan to use an Australian study as the basis for our Phase 2 study design for Taksta for the treatment of prosthetic joint infections. The study was published in 2007 by the European Society of Clinical Microbiology and Infectious Diseases. Between 1998 and 2003, 20 patients in St. Vincent’s Hospital, a teaching hospital in Melbourne, Australia, were treated for staphylococcal prosthetic joint infection with debridement, prosthesis retention, and IV antibiotic followed by oral fusidic acid and rifampin. Of the patients, 13 had hip joint replacements and seven had knee joint replacements. The median duration of IV treatment was 12 days, the median duration of hospitalization was 20 days and the median duration of oral treatment was 12 months. Two patients reported nausea that was severe enough to require a change of treatment. Two patients reported transient nausea, but continued treatment. No hepatoxicity was reported. There was no evidence of treatment failure for 18 patients and 16 patients retained their original prosthesis without any evidence of infection after 26 months of follow-up. The cumulative success of treatment after one year was approximately 88%.

Planned Clinical Trials

We are planning to commence an open-label Phase 2 trial of Taksta in patients with prosthetic joint infections in 2012 similar to the Australian study. We expect that this trial will enroll up to 50 patients with prosthetic joint infections who are eligible for the treatment strategy of surgical debridement, antibiotic therapy, and prosthesis retention. Patients will receive intravenous vancomycin plus oral Taksta plus oral rifampin for two to six weeks (the duration of the intravenous therapy phase will be determined at the investigator’s discretion consistent with local standards of care), followed by oral Taksta plus oral rifampin combination therapy for three to six months (at least three months for prosthetic hip infections, and six months for prosthetic knee infections). This will be followed by oral Taksta monotherapy of indefinite duration (if and as needed, as chronic therapy, to be determined at the investigator’s discretion consistent with local standards of care). The primary outcome measure will be retention of a functional prosthesis, without requirement for additional or alternative antibiotic therapy. We intend to discuss the design of this trial with the FDA in the second quarter of 2012 and initiate the trial in the fourth quarter of 2012. Assuming the trial begins as anticipated, we expect to receive top line results in the fourth quarter of 2013 and to receive full study results in the first half of 2014. We have completed a successful end of Phase 2 meeting with the FDA for Taksta in ABSSSI; however at this time, we do not intend to commence Phase 3 trials in ABSSSI without a collaborative partner.

Earlier Stage Pipeline Programs

Our earlier stage programs include developing other uses for CEM-101 and Taksta, as well as the development of newly discovered compounds as antibiotics and for the treatment of other diseases.

CEM-101. Given the spectrum, potency and resistance profile of CEM-101, in early 2012, we plan to initiate a small Phase 2 clinical trial for CEM-101 as a treatment for bacterial urethritis. The open label, non-randomized, single-center trial is expected to enroll 30 patients. The primary outcome would be eradication of infection by Day 7. In the future we may pursue secondary indications for CEM-101 to treat other respiratory tract infections such as pharyngitis, sinusitis and chronic bronchitis, as well as other infectious diseases such as infections in CF patients, otitis media (middle ear infection), Helicobacter gastritis, malaria, tuberculosis, eye infections and COPD. Of these additional indications, we are currently most interested in bacterial urethritis and CF infections. For bacterial urethritis, CEM-101 has demonstrated in vitro activity against resistant strains of Neisseria gonorrhoeae, the organism that causes the disease and at least one strain of which has developed resistance to all approved antibiotics. In CF, the second most common bacteria that infects the lung is S. aureus, against which CEM-101 has demonstrated activity. In addition, our pre-clinical work suggests that CEM-101 is likely to have greater anti-inflammatory properties than azithromycin, which is commonly used in CF patients for its anti-inflammatory properties.

Taksta. Given the historical use of fusidic acid and its safety profile, we believe Taksta can also address osteomyelitis and infections related to CF, all of which tend to require long-term or chronic treatment, as well as ABSSSI that generally requires seven to 14 days of treatment. Fusidic acid is used in certain countries in Europe to treat S. aureus infections in CF patients and is active against 40 S. aureus strains isolated from CF clinics in the U.S. All S. aureus strains were susceptible to fusidic acid. A CF patient has been treated under our compassionate use program for approximately eight months with some demonstrated symptomatic relief.

Other Research Programs. Shortly after our inception, we entered into a collaborative research and development and license agreement with Optimer Pharmaceuticals, Inc., or Optimer. The license agreement gives us exclusive access to a library of over 500 macrolide compounds, which we have further expanded through our own discovery efforts. Macrolides are complex structures which can be chemically modified to eliminate their antibacterial activities. We intend to use our extensive macrolide library to develop drugs with no antibiotic effect and replace off-label use of older macrolides in inflammatory conditions and other indications such as diabetic gastroparesis. Several compounds have been identified through our screening programs that could potentially address therapeutic needs in the areas of inflammation, diabetic gastroparesis and cancer. We believe that partnering these candidates in the pre-clinical stage can result in viable candidates for non-antibiotic drugs.

We are conducting pre-clinical studies for the use of macrolides in treating diabetic gastroparesis, which is related to a lack of neural response in the gastrointestinal tract of diabetic patients, and gastroesophageal reflux disease, or GERD, both likely to be helped by addressing motilin function. Motilin is a hormone released in the upper small intestine that helps control the pattern of smooth muscle contractions that initiate in the stomach and carry through to the small and large intestines. Erythromycin and related antibiotics have known activity as motilin agonists. Through our screening program, we have selected a lead candidate that is active in the motilin receptor binding assay, functional assays using cloned human motilin receptor in mammalian cells, as well as in rabbit duodenal strip contraction assays. These compounds have been optimized for pharmacokinetic properties and oral bioavailability and are in pre-clinical development.

Our Commercialization Strategy

We will pursue commercialization strategies intended to maximize the value of each product. We plan to develop our product candidates through late-stage clinical studies and, upon approval, either sell our products directly through our own hospital-based sales force, which we would need to assemble, or through partnerships, which we would need to negotiate with larger pharmaceutical companies.

CEM-101. The CEM-101 opportunity will be maximized by having both a hospital-based sales force and a primary care sales force. We believe we could build a sales force to sell directly to the hospital market. A large pharmaceutical company with an established commercial organization may be better positioned to maximize CEM-101 sales in the primary care market. There may be an opportunity to partner with a large pharmaceutical company in a manner that enables us to retain either promotion or co-promotion rights in certain markets, such as the hospital market. We believe CEM-101 represents an attractive commercialization opportunity outside the U.S. and we plan to seek commercial partners in selected regions as appropriate. We also plan to conduct the necessary trials to establish the utility of CEM-101 for the treatment of a broader variety of respiratory and other infections including sinusitis, bronchitis and other forms of pneumonia.

Taksta. The initial market for Taksta will be in the treatment of prosthetic joint infections. Patients with prosthetic joint infections are generally admitted to the hospital to begin antibiotic treatment and determine whether a debridement procedure that retains the prosthetic joint will be performed or whether the prosthetic joint will be removed. Following whatever procedure is necessary, patients are discharged and treated on an outpatient basis. Subject to finding a collaborative partner, the next market for Taksta would be in the U.S. in the hospital emergency department for treatment of ABSSSI infections. Both markets could also be addressed by the same hospital-based sales force we may build to sell CEM-101. Secondary markets for Taksta include dermatology, podiatry, plastic surgery and pediatrics community practices in the U.S., which may be best addressed by a larger pharmaceutical partner. We also plan, through clinical trials, regulatory filings and publications, to expand the data establishing the utility of Taksta for the treatment of a wide variety of serious infections including osteomyelitis.

Competition

Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. We believe that the key competitive factors that will affect the development and commercial success of CEM-101, Taksta and any other product candidates that we develop are efficacy, safety and tolerability profile, convenience in dosing, price and reimbursement. Many of our potential competitors, including many of the organizations named below, have substantially greater financial, technical and human resources than we do and significantly more experience in the discovery, development and regulatory approvals of products, and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render CEM-101, Taksta or any other product candidates that we develop obsolete or non-competitive before we can recover the expenses of developing and commercializing any product candidates. We anticipate that we will face intense and increasing competition as new drugs enter the market, as advanced technologies become available and as generic forms of currently branded drugs become available. Finally, the development of new treatment methods for the diseases we are targeting could render our drugs non-competitive or obsolete.

We anticipate that, if approved, CEM-101 will compete with other antibiotics that demonstrate CABP activity. These include azithromycin (sold under the brand names Zithromax and Z-PAK by Pfizer Inc. and available as a generic), clarithromycin (sold under the brand name Biaxin by Abbott Laboratories and available as a generic), moxifloxacin (sold under the brand name Avelox by Bayer AG), levofloxacin (sold under the brand name Levaquin by Johnson & Johnson and available as a generic), linezolid (sold under the brand name Zyvox by Pfizer Inc.), ceftriaxone (sold under the brand name Rocephin by F. Hoffman-La Roche Ltd and available as a generic) and ceftaroline (sold under the brand name Teflaro by Forest Laboratories, Inc.). We also are aware of various drugs under development for the treatment of CABP, including BC-3781 (under development by Nabriva Therapeutics AG), delafloxacin (under development by Rib-X Pharmaceuticals, Inc.), and omadacycline/PTK-796 (under development by Paratek Pharmaceuticals, Inc.).

We anticipate that, if approved, Taksta will compete with other antibiotics that demonstrate MRSA activity. These include vancomycin, linezolid (sold under the brand name Zyvox by Pfizer Inc.), daptomycin (sold under the brand name Cubicin by Cubist Pharmaceuticals, Inc.), quinupristin/dalfopristin (sold under the brand name Synercid by Pfizer, Inc.), tigecycline (sold under the brand name Tygacil by Pfizer Inc.), and ceftaroline (sold under the brand name Teflaro by Forest Laboratories, Inc.). In addition, an NDA has recently been approved for telavancin (to be sold as Vibativ by Theravance, Inc. and Astellas Pharma, Inc.). Further, we expect that product candidates currently in Phase 3 development, or that could enter Phase 3 development in the near future, may represent significant competition if approved. These include ceftobiprole (under development by Basilea Pharmaceutica AG and approved in Canada and Switzerland), omadacycline/PTK-796 (under development by Paratek Pharmaceuticals, Inc.), NXL-103 (under development by AstraZeneca PLC), radezolid (under development by Rib-X Pharmaceuticals, Inc.), tedizolid (under development by Trius Therapeutics, Inc.), delafloxacin (under development by Rib-X Pharmaceuticals, Inc.), dalbavancin (under development by Durata Therapeutics, Inc.) and oritavancin (under development by The Medicines Company).

Intellectual Property

Due to the length of time and expense associated with bringing new products to market, biopharmaceutical companies have traditionally placed considerable importance on obtaining and maintaining patent protection for significant new technologies, products and processes. CEM-101 is a new chemical entity developed from the macrolide library of compounds licensed from Optimer and is covered by a series of patents and patent applications, which claim, among other things, the composition of matter of CEM-101. The original patents covering the composition of matter for fusidic acid have expired. Our proprietary position in Taksta is based upon our loading dose regimen, which is subject to a filed patent application, the opportunity for regulatory exclusivity in the U.S. under the Hatch-Waxman Act and our exclusive supply relationship with Ercros S.A., as further detailed in “Manufacturing.”

Our success will depend in part on our ability to protect the proprietary nature of CEM-101, Taksta and our other product candidates, technology, and know-how, to operate without infringing on the proprietary rights of others, and to prevent others from infringing our proprietary rights. We seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions, and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation, and in-licensing opportunities to develop and maintain our proprietary position.

We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

Most of our portfolio consists of intellectual property that we own ourselves or that we exclusively license from Optimer. The intellectual property licensed from Optimer primarily relates to CEM-101 and related compounds, and to other macrolide and ketolide compounds. Internally, we typically develop those compounds further and refine them to determine commercial applicability.

We have applied, and are applying, for patents directed to our three main areas of focus: (1) macrolide and ketolide antibiotics, (2) fusidic acid antibiotics, and (3) macrolides and ketolides for non-antibiotic uses, both in the U.S. and, when appropriate, in other countries. As of December 31, 2011, our owned and in-licensed patent portfolio consisted of two issued patents in the U.S., and approximately 40 other patent applications pending worldwide. Of these, approximately five patent applications, which are not licensed from Optimer, relate to fusidic acid.

With respect to CEM-101 and a broad group of macrolide antibiotics, our U.S. patent portfolio consists of two issued U.S. patents, U.S. Patent Nos. 7,601,695 and 8,012,943, each entitled “Novel Antibacterial Agents,” which we exclusively license from Optimer. U.S. Patent No. 7,601,695 (US ‘695) issued on October 13, 2009 and is scheduled to expire in 2025, including a Patent Term Adjustment of 330 days under 35 U.S.C. § 154(b). U.S. Patent No. 8,012,943 (US ‘943) issued on September 6, 2011, is scheduled to expire in 2024, and does not include a Patent Term Adjustment under 35 U.S.C. § 154(b). The exclusively in-licensed portfolio also includes a continuing patent application of US ‘695 and US ‘943 pending in the U.S., corresponding patent applications pending in Canada and Europe (European Patent Convention), and a patent registration that has been initiated in Hong Kong. Prosecution is ongoing in each of those patent applications. Each of the foregoing patents and applications ultimately arise from a PCT international application filed on March 5, 2004, which claims a priority benefit to U.S. provisional applications filed on March 10, 2003, and May 6, 2003.

We have also filed additional patent applications pending in the U.S., Australia, Canada, China, Europe, Israel, India, and Japan that claim related chemical compounds, morphological forms, pharmaceutical compositions, pharmaceutical formulations, methods for treating particular infections and other diseases, and/or manufacturing processes. We are seeking to develop a strategy to increase the breadth of CEM-101 coverage, particularly in the U.S., Europe, and Asia, and prosecution is ongoing in each case. We have filed patent applications eligible for worldwide coverage claiming two new crystalline forms of CEM-101. In addition, we have filed patent applications eligible for worldwide coverage claiming processes for manufacturing CEM-101 and related compounds from either clarithromycin or erythromycin. Those same patent applications also claim the composition of matter of various intermediates used in those processes. CEM-101 and related compounds have also been described by us in U.S. and international patent applications claiming their use in (a) treating bacterial infections arising from one or more resistant bacterial strains, including bacterial strains resistant to other macrolides or ketolides, (b) biowarfare and biodefense applications, (c) treating Mycobacterium infections, including tuberculosis and Mycobacterium avium infections, (d) treating bacterial gastrointestinal diseases, and (e) treating eye infections. We have also filed U.S. and international patent applications claiming pharmaceutical compositions and pharmaceutical formulations of CEM-101 and related compounds, including lyophilized forms of CEM-101, parenteral formulations of CEM-101 for IV and intramuscular delivery, and topical formulations of CEM-101 for ocular delivery. We have filed, or are preparing for filing, U.S. and international patent applications covering CEM-101 and other macrolides and ketolides for treating diseases other than infection, including inflammatory diseases, cystic fibrosis, motilin receptor-mediated diseases and malaria to increase the breadth of coverage of other macrolides and ketolides in the U.S., Europe, and Asia.

We have engaged, and continue to engage, in research efforts to exploit the potential of the in-licensed Optimer inventions, including CEM-101 and related compounds, in new therapy areas, and to discover new forms and formulations of CEM-101 and related compounds. Our research efforts have indicated that CEM-101 may also be useful in treating particular bacterial infections that may be considered to be generally untreatable with macrolide antibiotics, including bacterial infections arising from one or more resistant strains. In addition, alternative physical forms and alternative formulations of CEM-101 and related compounds are being developed. If we are able to obtain issued patents for those forms and formulations, and the treatment methods, then we will have several years of additional coverage above and beyond the expiration of the patents covering the chemical composition of CEM-101.

With respect to fusidic acid, we are developing a strategy to increase the breadth of our fusidic acid coverage in the U.S., Europe, and Asia. We have filed patent applications covering fusidic acid in the U.S. and as Patent Cooperation Treaty, or PCT, international patent applications. The fusidate sodium chemical entity itself is a compound which is no longer subject to composition of matter patents in the U.S. Therefore, our pending patent applications claim new dosing protocols and uses of fusidic acid, and new formulations and packaging. Patent applications have been filed in the U.S. and/or the Patent Cooperation Treaty on the novel loading dose regimen that has been developed to overcome pre-existing limitations on a broader, more effective use of fusidic acid in the treatment of bacterial infections, including infections not previously considered to be susceptible to fusidic acid, like urethritis, and for new formulations of fusidic acid for direct bronchial and pulmonary delivery. We have also filed patent applications in the U.S. covering new formulations and packaging of fusidic acid dosage units to overcome the storage limitations of fusidic acid. Each of these applications is also eligible for international patent protection.

In addition to filed patent applications claiming new dosing protocols and formulations of fusidic acid for treating infections, we plan to obtain regulatory exclusivity for the first use of fusidic acid through approval with the FDA. We are not aware of any competing applications before the FDA seeking approval for fusidic acid. Therefore, we believe that, if the FDA approves an NDA of ours for Taksta before the FDA approves an NDA or other application for fusidic acid use filed by any competitor, pursuant to amendments to Section 505 of the Food, Drug and Cosmetic Act enacted in 2008, we will have at least five years of regulatory exclusivity in the U.S. for the first approved indication for fusidic acid. We believe that the 2008 amendments will also provide us with three years of exclusivity for any additional uses.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the U.S., a patent’s term may be lengthened by Patent Term Adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in granting a patent, or may be shortened if a patent is terminally disclaimed over another patent. For a more comprehensive discussion of patent term and extensions thereto, please see “Business—Government Regulation and Product Approval.”

While we pursue patent protection and enforcement of CEM-101, fusidic acid and our other product candidates, and aspects of our technologies when appropriate, we also rely on trade secrets, know-how and continuing technological advancement to develop and maintain our competitive position. To protect this competitive position, we regularly enter into confidentiality and proprietary information agreements with third parties, including employees, independent contractors, suppliers and collaborators. Our employment policy requires each new employee to enter into an agreement containing provisions generally prohibiting the disclosure of confidential information to anyone outside of our company and providing that any invention conceived by an employee within the scope of his or her employment duties is our exclusive property. We have a similar policy with respect to independent contractors, generally requiring independent contractors to enter into agreements containing provisions generally prohibiting the disclosure of confidential information to anyone outside of our company and providing that any invention conceived by an independent contractor within the scope of his or her services is our exclusive property with the exception of contracts with universities and colleges that may be unable to make such assignments. Furthermore, our know-how that is accessed by third parties through collaborations and research and development contracts and through our relationships with scientific consultants is generally protected through confidentiality agreements with the appropriate parties.

Further, we seek trademark protection in the U.S. and internationally where available and when appropriate. We have a registered trademark in the U.S. for the CEMPRA mark, which we use in connection with our pharmaceutical research and development services, and which we plan to use with our proposed products. We also have received Notices of Allowance from the U.S. Patent and Trademark Office for the TAKSTA, STRAFEX, and STAFREL marks. We plan to use the TAKSTA mark with our proposed sodium fusidate product. The remaining marks may be used with the sodium fusidate product or other proposed products.

Collaborations and Commercial Agreements

Optimer Pharmaceuticals, Inc. In March 2006, we entered into a Collaborative Research and Development and License Agreement with Optimer, a biotechnology company focused on discovering, developing and commercializing innovative anti-infective products. Under this agreement, we obtained access to a library of over 500 macrolide compounds, including CEM-101. Optimer granted us an exclusive license to these compounds in all countries of the world except ASEAN countries, with the right to sublicense, under Optimer’s patents and know-how related to certain macrolide and ketolide antibiotics and related proprietary technology. The exclusivity of our license is potentially subject to the U.S. government’s right to obtain a non-exclusive, irrevocable, royalty-free, paid-up right to practice and have practiced certain patents worldwide. As partial consideration for granting us such license, we issued shares of our common stock to Optimer. We also have an obligation to make additional payments upon achievement of specified development, regulatory and commercialization milestones. The aggregate amount of such milestone payments we may need to pay is based in part on the number of products developed under the agreement. The aggregate amount would be $27.5 million if four products are developed and gain FDA approval. Additional limited milestone payments would be due if we develop more than four products. In July 2010, we made a $0.5 million milestone payment to Optimer after our successful completion of the Phase 1 trial for oral CEM-101. The next milestone payment payable to Optimer is in the amount of $1.0 million and will become due and payable upon our completion of our discussions with the FDA for the protocol for our proposed pivotal Phase 3 trial for oral CEM-101 if the FDA indicates that the data is reasonably sufficient to support that planned Phase 3 trial. Optimer can elect to receive that payment in cash or in shares of our common stock having an equivalent fair market value. We are also obligated to make tiered, mid-single-digit royalty payments to Optimer based on annual net sales of licensed products outside the ASEAN countries, which royalties are subject to reduction in the event additional licenses are obtained from third parties in order to practice our rights under the agreement and/or we are required to grant a compulsory license to a third party.

The agreement also includes the grant of an exclusive license to Optimer and its affiliates, with rights of sublicense, under our patents and other intellectual property in any products covered by the agreement to permit Optimer to develop and/or commercialize such products in ASEAN countries. In consideration of such license, Optimer will pay us $1.0 million in milestone payments for the first two products that receive regulatory approval or have a first commercial sale in any ASEAN country, as well as tiered, mid-single-digit royalty payments based on net sales of such products, which royalties are subject to reduction in the event additional licenses are obtained from third parties in order to practice Optimer’s rights under the agreement and/or Optimer is required to grant a compulsory license to a third party. The agreement also included a collaborative research program, to be performed by the parties, which was completed on March 31, 2008.

The Optimer patents and know-how existing as of the effective date of the agreement and improvements thereof remain the property of Optimer. Except for such improvements, any know-how or inventions developed by Optimer pursuant to the agreement or that relate to the licensed products (except those generated by using grant monies provided by the U.S. government) vest in us subject to the license we granted to Optimer. Optimer has the responsibility to prosecute the Optimer patents relating to macrolide antibiotics. We will be responsible for prosecuting any patents controlled by us that relate to macrolide antibiotics other than the Optimer patents described above. We will have the first right to prosecute patents claiming joint inventions. We have the first right to control any proceeding involving alleged infringement of Optimer patents with respect to rights granted to us under the agreement and Optimer has such right regarding alleged infringement of our patents with respect to rights granted to Optimer under the agreement. Should we exercise our right to control any proceeding involving alleged infringement of Optimer patents, we will be responsible for the costs of these proceedings.

Subject to certain exceptions, on a country-by-country and product-by-product basis, a party’s rights and obligations under the agreement continue until the later of: (i) the expiration of the last to expire patent rights of a covered product in the applicable country or (ii) ten years from the first commercial sale of a covered product in the applicable country. As a result, the final expiration date of the Optimer license is indeterminable until the last such patents issue and results of potential patent extensions are known, or each of the first commercial sales are made, as applicable. Upon expiration of the agreement with respect to a particular product and country, the licenses granted in the agreement with respect to such product and country will remain in effect and convert to a perpetual, unrestricted, fully-paid, royalty-free, worldwide license. Either party may terminate the agreement (i) in the event of a material breach by the other party, subject to prior notice and the opportunity to cure, (ii) in the event the other party fails to use diligent efforts to develop and commercialize products in its respective territory, or if the other party makes a determination not to develop and commercialize at least one product under the agreement, or (iii) in the event of the other party’s bankruptcy. In the case of these terminations, the terminating party can elect that all licenses granted by the other party survive, subject to continuing royalty, payment and other obligations. Additionally, either party may terminate the agreement for any reason upon 30 days’ prior written notice, in which case the non-terminating party can elect that all licenses granted by the other party survive, subject to continuing royalty, payment, and other obligations.

Manufacturing

We do not own or operate manufacturing facilities for the production of CEM-101, Taksta or other product candidates that we might develop, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, API and finished products for our pre-clinical research and clinical trials. We employ internal resources and third-party consultants to manage our manufacturing contractors.

To date, we have ordered pre-clinical and clinical supplies for CEM-101 under short-term contract orders. We employ the services of Wockhardt Limited, or Wockhardt, in Mumbai, India, to produce CEM-101 API and finished oral and IV product. We do not have long-term contracts for the commercial supply of CEM-101. If CEM-101 is approved for treatment of CABP by the FDA, we intend to enter into agreements with third-party contract manufacturers for the commercial production of CEM-101. We believe there are a number of qualified manufacturers who could supply clinical and commercial quantities of CEM-101.

We have a long term supply arrangement with Ercros, S.A., or Ercros, in Madrid, Spain, in which Ercros agrees to exclusively supply us with fusidic acid in the U.S., and we agree to exclusively obtain our supply of fusidic acid for commercial sale from Ercros, subject to a right to develop a second source for limited supply quantities to produce fusidic acid for Taksta. The supply agreement with Ercros will continue until at least March 2029, subject to earlier termination for our uncured material breach or our bankruptcy or insolvency. In addition, the exclusivity restrictions on Ercros are subject to termination for our failure to file with the FDA an NDA for the sale of Taksta prior to December 31, 2017. We believe Ercros is one of only two currently known manufacturers that can produce fusidic acid compliant with the purity required for human use. Fusidic acid is difficult to produce at these purity levels because of its complex fermentation process. We believe the only other manufacturer of fusidic acid with sufficient purity is Leo Laboratories, which is using its manufacturing capacity for its own needs. We have yet to identify a viable alternate source of fusidic acid but continue to research alternatives. We intend to utilize a third-party manufacturer to produce the finished dosing formulation of Taksta.

Government Regulation and Product Approval

Government authorities in the U.S., at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. CEM-101, Taksta and any other antibiotic product candidate that we develop must be approved by the FDA through the NDA process before they may be legally marketed in the U.S.

U.S. Drug Development Process

In the U.S., the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug may be marketed in the U.S. generally involves the following:

•	Completion of pre-clinical laboratory tests, animal studies and formulation studies according to good laboratory practices, or GLP, or other applicable regulations;

•	Submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;

•

Performance of adequate and well-controlled human clinical trials according to the FDA’s current good clinical practices, or cGCP, to establish the safety and efficacy of the proposed drug for its intended use;

•	Submission to the FDA of an NDA for a new drug;

•

Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with the FDA’s cGMPs to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources and approvals are inherently uncertain.

Before testing any compounds with potential therapeutic value in humans, the drug candidate enters the pre-clinical testing stage. Pre-clinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. The sponsor must submit the results of the pre-clinical tests, together with manufacturing information, analytical data and any available clinical data or literature, to the FDA as part of the IND. The sponsor will also include a protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance.

Each new clinical protocol must be submitted to the IND for FDA review, and to an Institutional Review Board, or IRB, for approval. Protocols detail, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1. The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•

Phase 2. The drug is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

•

Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling.

Post-approval studies, or Phase 4 clinical trials, may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events or any finding from tests in laboratory animals that suggests a significant risk for human subjects. Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

The results of product development, pre-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances.

In addition, under the Pediatric Research Equity Act of 2003, or PREA, which was reauthorized under the Food and Drug Administration Amendments Act of 2007, or FDAAA, an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be re-submitted with the additional information. The re-submitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether the manufacturing controls are adequate to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. During the drug approval process, the FDA also will determine whether a risk evaluation and mitigation strategy, or REMS, is necessary to assure the safe use of the drug. If the FDA concludes an REMS is needed and notifies the drug sponsor of this decision, the sponsor of the application must submit a proposed REMS; the FDA will not approve a marketing application without a REMS, if required.

In addition, under the FDAAA, all NCEs prior to approval are referred to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions, unless the Secretary of Health and Human Services provides in the action letter on the drug application a summary of the reasons why it was not referred. An advisory committee is a panel of experts who provide advice and recommendations when requested by the FDA on matters of importance that come before the agency. The FDA is not bound by the recommendation of an advisory committee but it generally follows such recommendations.

The approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA will issue a complete response letter if the agency decides not to approve the NDA in its present form. The complete response letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require Phase 4 testing which involves post-approval clinical trials designed to further assess a drug safety and effectiveness after NDA approval and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Under the Orphan Drug Act, special incentives exist for companies to develop products for rare diseases or conditions, which are defined to include those diseases or conditions that affect fewer than 200,000 people in the U.S. Companies must submit their request that the FDA grant a drug orphan designation prior to submission of an NDA or biologic license application for that product. Products designated as orphan drugs are eligible for special grant funding for research and development, FDA assistance with the review of clinical trial protocols, potential tax credits for research, reduced filing fees for marketing applications, and a special seven-year period of market exclusivity after marketing approval. Orphan drug exclusivity prevents FDA approval of applications by others for the same drug and the designated orphan disease or condition. The FDA may approve a subsequent application from another entity if the FDA determines that the application is for a different drug or different use, or if the FDA determines that the subsequent product is clinically superior, or that the holder of the initial orphan drug approval cannot assure the availability of sufficient quantities of the drug to meet the public’s need. A grant of an orphan designation is not a guarantee that a product will be approved. If a sponsor receives orphan drug exclusivity upon approval, there can be no assurance that the exclusivity will prevent another entity or a similar drug from receiving approval for the same or other uses.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. Subject to certain limitations, the patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application, up to a total of five years. Only one patent applicable to an approved drug is eligible for the extension. The application for such extension must be submitted prior to the expiration of the patent and within 60 days of the drug’s approval. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, we may apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications of other companies seeking to reference another company’s NDA. The FDCA provides a five-year period of non-patent data exclusivity within the U.S. to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the pre-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of exclusivity in the U.S. Pediatric exclusivity, if granted, provides an additional six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study. The current pediatric exclusivity provision was reauthorized in September 2007 as part of the FDAAA.

Fusidic acid has been approved for oral use in many countries, including Western countries, outside the U.S. for more than three decades to treat ABSSSI, as well as other types of infections caused by staphylococci and ß-hemolytic streptococci, but it has never been approved in the U.S. This is because of the general lack of intellectual property protection that was available for the molecule until recently. Significant patent protection expired in the 1980’s, and antibiotics were not eligible for Hatch-Waxman Act data exclusivity, which affords a five-year period of data exclusivity upon approval of a new chemical entity, or NCE, in the U.S. In November 1997, the FDA Modernization Act, or FDAMA, repealed section 507 of the Federal, Food, Drug, and Cosmetic Act, or FDCA, under which marketing applications for antibiotics were previously approved. This law made antibiotics, like other drugs, eligible for Hatch-Waxman Act exclusivity. However, fusidate/fusidic acid was the subject of a marketing application received by FDA under Section 507 of the FDCA before November 21, 1997, the effective date of FDAMA. Antibiotics for which marketing applications were submitted before that date, even if the application was not approved, as was the case with fusidic acid, are known as “old” antibiotics. Old antibiotics were not eligible for the exclusivity provisions afforded by FDAMA. Consequently, although fusidic acid had never been approved in the U.S., as an old antibiotic, it was not eligible for the five-year NCE exclusivity. The passage of Public Law (PL) 110-379 on October 8, 2008, allowed old antibiotics such as fusidic acid to obtain five-year NCE exclusivity upon NDA approval, thereby making development of fusidic acid for the U.S. feasible. In response to our question based on unclear language in PL 110-379 regarding other exclusivities, we received notification from the FDA in January 2011 that old antibiotics such as fusidic acid would also be eligible for orphan and pediatric exclusivity. The Generating Antibiotic Incentives Now (GAIN) Act (H.R. 1282) was introduced in June 2011. This law would extend the NCE data exclusivity period for qualified antibiotic products such as fusidic acid from five years to 10 years.

Post-Approval Requirements

Any drug product for which we receive FDA approval will be subject to continuing regulation by the FDA, including, among other things, record keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, cGMP requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Future FDA and state inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

The FDA may withdraw a product approval if compliance with regulatory standards is not maintained or if problems (quality or safety) occur after the product reaches the market. Later discovery of previously unknown quality, safety, or other problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Further, the failure to maintain compliance with regulatory requirements may result in administrative or judicial actions, such as fines, warning letters, holds on clinical trials, product recalls or seizures, product detention or refusal to permit the import or export of products, refusal to approve pending applications or supplements, restrictions on marketing or manufacturing, injunctions or civil or criminal penalties.

In addition, from time to time, legislation is drafted, introduced and passed in the U.S. Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. For example, in September 2007, the FDAAA was enacted giving the FDA enhanced post-market authority, including the authority to require post-market studies and clinical trials, labeling changes based on new safety information and compliance with a risk evaluation and mitigation strategy. Failure to comply with any requirements under the new law may result in significant penalties. The law also authorized significant civil money penalties for the dissemination of false or misleading direct-to-consumer advertisements and allows the FDA to require companies to submit direct-to-consumer television drug advertisements for FDA review prior to public dissemination. Additionally, the law expanded the clinical trial registry so that sponsors of all clinical trials, except for Phase 1 clinical trials, are required to submit certain clinical trial information for inclusion in the clinical trial registry data bank. In addition to this legislation, the FDA regulations and policies are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative or FDA regulation or policy changes will be enacted or implemented and what the impact of such changes, if any, may be.

Other U.S. Health Care Laws and Compliance Requirements

In the U.S., our activities are subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act, the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws, each as amended. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Under the Veterans Health Care Act, or VHCA, drug companies are required to offer certain drugs at a reduced price to a number of federal agencies including U.S. Department of Veterans Affairs and U.S. Department of Defense, the Public Health Service and certain private Public Health Service designated entities in order to participate in other federal funding programs including Medicare and Medicaid. Recent legislative changes purport to require that discounted prices be offered for certain U.S. Department of Defense purchases for its TRICARE program via a rebate system. Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities or register their sales representatives, as well as prohibiting pharmacies and other health care entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and prohibiting certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

Foreign Regulation

In addition to regulations in the U.S., we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products to the extent we choose to sell any products outside of the U.S. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required to obtain FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

E.U. member states require both regulatory clearance by the national competent authority and a favorable ethics committee opinion prior to the commencement of a clinical trial. Under the E.U. regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all E.U. member states. The centralized procedure is compulsory for medicines produced by certain biotechnological processes, products with a new active substance indicated for the treatment of certain diseases such as neurodegenerative disorder or diabetes and products designated as orphan medicinal products and optional for those products which are highly innovative or for which a centralized process is in the interest of patients. The decentralized procedure of approval provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state, known as the reference member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials (draft summary of product characteristics, draft labeling and package leaflet) to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all member states.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. In the U.S. and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend considerably on the availability of reimbursement from third-party payors. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Our products may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

In 2003, the U.S. government enacted legislation providing a prescription drug benefit for Medicare recipients, which became effective at the beginning of 2006. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval. However, to obtain payments under this program, we would be required to sell products to Medicare recipients through prescription drug plans operating pursuant to this legislation. These plans will likely negotiate discounted prices for our products. In March 2010, the Patient Protection and Affordable Care Act became law, which substantially changed the way healthcare is financed by both governmental and private insurers. We anticipate that this legislation will result in additional downward pressure on coverage and the price that we receive for any approved product. Federal, state and local governments in the U.S. continue to consider legislation to limit the growth of health care costs, including the cost of prescription drugs. Future legislation could limit payments for pharmaceuticals such as the drug candidates that we are developing.

Different pricing and reimbursement schemes exist in other countries. In the European Community, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of our particular drug products to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the U.S. has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Corporate History and Information

We were formed as Cempra Holdings, LLC, a limited liability company under the laws of the State of Delaware, on May 16, 2008. Cempra Holdings, LLC was formed in connection with a reorganization whereby the stockholders of Cempra Pharmaceuticals, Inc., a corporation formed under the laws of the State of Delaware on November 18, 2005, exchanged their shares of Cempra Pharmaceuticals, Inc. stock for shares of Cempra Holdings, LLC, pursuant to a merger of a subsidiary of Cempra Holdings, LLC with and into Cempra Pharmaceuticals, Inc., as a result of which Cempra Pharmaceuticals, Inc. became a wholly owned subsidiary of Cempra Holdings, LLC. On January 29, 2012, we effected a 1-for-9.5 reverse stock split of all of our common and preferred shares. The ratio for the reverse stock split was determined by our Board of Directors. The reverse stock split was approved by the holders of our pre-conversion common and preferred shares. All share and per share amounts referred to in this report have been adjusted to reflect the effect of the 1-for-9.5 reverse stock split.

On February 2, 2012, Cempra Holdings, LLC converted from a Delaware limited liability company to a Delaware corporation and was renamed Cempra, Inc. As a result of the corporate conversion, the holders of common shares of Cempra Holdings, LLC became holders of shares of common stock of Cempra, Inc. and the holders of preferred shares of Cempra Holdings, LLC became holders of shares of common stock of Cempra, Inc. Holders of options to purchase common shares of Cempra Holdings, LLC became holders of options to purchase shares of common stock of Cempra, Inc. Holders of notes convertible into preferred shares of Cempra Holdings, LLC and associated warrants exercisable for preferred shares of Cempra Holdings, LLC became holders of shares of common stock and warrants to purchase shares of common stock of Cempra, Inc.

We effected the reverse stock split and the corporate conversion in conjunction with our initial public offering, or IPO which closed on February 8, 2012, and pursuant to which we raised approximately $47.7 million in net proceeds. On February 27, 2012, the underwriters exercised their over allotment option in full, pursuant to which we raised approximately $7.0 million in net proceeds.

We have two subsidiaries, Cempra Pharmaceuticals, Inc. and CEM-102 Pharmaceuticals, Inc. Other than the net cash proceeds from the IPO and stock in these subsidiaries, Cempra, Inc. holds no material assets. Our primary executive offices are located at 6340 Quadrangle Drive, Suite 100, Chapel Hill, NC 27517-8149, and our telephone number is (919) 313-6601. Our website address is http://www.cempra.com. The information contained in, or that can be accessed through, our website is not part of this report.

Employees

As of March 23, 2012, we had 14 employees, seven of whom hold Ph.D. or M.D. degrees. Ten of our employees were engaged in research and development activities and five were engaged in support administration, including business development and finance. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Item 1A. Risk Factors

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report and in any documents incorporated in this report by reference.

If any of the following risks, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

Risks Related to our Business

We are heavily dependent on the success of CEM-101 and Taksta, which are still under clinical development. The FDA and foreign regulatory approval process is lengthy, time consuming and inherently unpredictable and if we are ultimately unable to obtain regulatory approval for CEM-101 or Taksta our business will be substantially harmed.

We have no products that have been approved for sale. Our near-term prospects are substantially dependent on our ability to develop and commercialize CEM-101 and Taksta. We cannot commercialize, market or sell either product in the U.S. without FDA approval. FDA approval, if received, is several years away at least. To commercialize CEM-101 outside of the U.S., we would need applicable foreign regulatory approval. The clinical development of CEM-101 and Taksta is susceptible to the risk of failure inherent in any stage of drug development, including failure to achieve efficacy across a broad population of patients, the occurrence of severe adverse events and the FDA or any applicable foreign regulatory authority determining that a drug product is not approvable.

The process required to obtain approval for commercialization from the FDA and similar foreign authorities is unpredictable, and typically takes many years following the commencement of clinical trials depending on numerous factors. In addition, approval policies, regulations, or the type and amount of clinical data necessary to obtain regulatory approval may change during the course of a product’s clinical development. We may fail to obtain regulatory approval for CEM-101, Taksta or any other product candidates for many reasons, including the following:

•	we may not be able to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for any indication;

•

the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval, and/or the FDA may require additional, expensive trials;

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	we may not be able to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•

we may not be able to demonstrate that a product candidate is non-inferior or superior to the current standard of care, future competitive therapies in development, or over placebo in any indications for which the FDA requires a placebo-controlled trial;

•

the data collected from clinical trials of any product candidates that we develop may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the U.S. or elsewhere;

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from pre-clinical studies or clinical trials;

•	the FDA or comparable foreign regulatory authorities may not accept data generated at our clinical trial sites;

•	the FDA or comparable foreign regulatory authorities may fail to approve the clinical practices of the third party clinical research organizations, or CROs, we use for clinical trials; and

•

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators enter into agreements for clinical and commercial supplies.

This lengthy approval process as well as the unpredictability of future clinical trial results may prevent us from obtaining regulatory approval to market CEM-101, Taksta or any future product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive, can take many years to complete and its outcome is highly uncertain. Failure can occur at any time during the clinical trial process due to inadequate performance of a drug or inadequate adherence by patients or investigators to clinical trial protocols. Pursuant to FDA guidelines, new drugs must show non-inferiority or superiority to existing approved treatments. We have conducted our CEM-101 for CABP and Taksta for ABSSSI clinical trials pursuant to proposed guidelines published by the FDA for drugs being developed for the treatment of CABP and ABSSSI, respectively. To date, those clinical trials demonstrate CEM-101 and Taksta are comparable to current standards of care. However, because the numbers of patients in our Phase 2 trial for the oral formulation of CEM-101 and our Phase 2 trial for Taksta for ABSSSI were small, our results were not powered to show, and did not show, statistical non-inferiority. If in later clinical trials CEM-101 or Taksta fails to demonstrate safety and/or superiority or non-inferiority according to FDA guidelines, the FDA will not approve that product candidate and we would not be able to commercialize it, which will have a material adverse effect on our business, financial condition, results of operations and prospects.

Our planned Phase 3 trials for CEM-101 may be more expensive and time consuming than we currently expect. FDA regulations require two Phase 3 trials for any drug for which an NDA is submitted. We believe that we will only need to conduct one Phase 3 trial for oral CEM-101 because of the overlapping nature of that trial and our two planned Phase 3 IV-to-oral trials, which should provide the necessary data to support our planned NDA and satisfy the FDA requirement. However, the FDA could insist that we conduct two Phase 3 trials for oral CEM-101, which would add to the time and cost of CEM-101’s development.

In addition, the results of pre-clinical studies and early clinical trials of product candidates may not be predictive of the results of later-stage clinical trials. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in Phase 2 and Phase 3 clinical trials despite achieving successful results in earlier stage trials. The failure to obtain positive results in any of our Phase 2 or Phase 3 clinical trials could seriously impair the development prospects, and even prevent regulatory approval, of CEM-101 or Taksta or any candidate in our existing proprietary macrolide library.

We have no experience as a company in bringing a drug to regulatory approval.

As a company, we have never obtained regulatory approval for, or commercialized, a drug. It is possible that the FDA may refuse to accept any or all of our planned NDAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval of CEM-101, Taksta or any future product candidates. If the FDA does not accept or approve any or all of our planned NDAs, it may require that we conduct additional clinical, pre-clinical or manufacturing validation studies, which may be costly, and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA required studies, approval of any NDA or application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any delay in obtaining, or an inability to obtain, regulatory approvals would prevent us from commercializing CEM-101 or Taksta, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDA we submit. If any of these outcomes occur, we may be forced to abandon our planned NDAs for either CEM-101 or Taksta or both, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for any approval in a foreign jurisdiction.

Future legislation, and/or regulations and policies adopted by the FDA or other regulatory health authorities may increase the time and cost required for us to conduct and complete clinical trials for CEM-101, Taksta or other product candidates that we develop.

The FDA has established regulations, guidelines and policies to govern the drug development and approval process, as have foreign regulatory authorities. Any change in regulatory requirements due to the adoption by the FDA and/or foreign regulatory authorities of new legislation, regulations, or policies may require us to amend existing clinical trial protocols or add new clinical trials to comply with these changes. Such amendments to existing protocols and/or clinical trial applications or the need for new ones, may significantly impact the cost, timing and completion of the clinical trials.

In particular, drugs being developed for the treatment of CABP and ABSSSI, including CEM-101 and Taksta, are subject to proposed guidelines published by the FDA in March 2009 (with new guidelines proposed in November 2011) and August 2010, respectively. We have conducted our clinical trials to date according to the standards established by these proposed guidelines, but we expect the FDA will revise the proposed guidelines for CABP before we submit our NDA for CEM-101. Any new proposed guidelines may require us to conduct additional clinical trials, re-run previously completed trials to gather data at different endpoints or according to different protocols, or otherwise materially alter our planned clinical development of CEM-101. Any such regulatory change may materially increase our costs, delay the completion of our clinical trials, and otherwise impact our ability to obtain regulatory approval for our product candidates, including Taksta as a treatment for ABSSSI. Furthermore, the FDA’s guidance documents are not binding on the FDA. As a result, the FDA may not accept the results of clinical trials we conduct even though they follow the FDA’s most recent guidance.

In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process, particularly in our areas of focus, may significantly delay or prevent regulatory approval, as well as impose more stringent product labeling and post-marketing testing and other requirements.

We might not successfully differentiate CEM-101 from telithromycin (Ketek®), a macrolide found to cause severe side effects.

Ketek is a macrolide antibiotic that the FDA approved in 2004 for the treatment of multi-drug resistant pneumococci and other CABP bacteria. Soon after release, however, Ketek was found to cause reversible visual disturbances, exacerbate myasthenia gravis (a neurological disorder characterized by improper muscle regulation) and cause liver failure. These effects led the FDA to require the drug label for Ketek to include a strengthened warning section regarding specific drug-related adverse events and contributed to Ketek being withdrawn in 2007 for the treatment of all infections other than CABP. Our research suggests these side effects are likely caused by pyridine, which is a component of Ketek. CEM-101 and older generation macrolides, including azithromycin and clarithromycin, do not have a pyridine component. If our research is proven to be incorrect or if CEM-101 demonstrates similar side effects, the FDA might not approve CEM-101, or, if already approved, might withdraw approval, require us to conduct additional clinical trials or require warnings on product labeling, which would significantly harm our ability to generate revenues from CEM-101. Even if the FDA approves CEM-101, physicians may not be convinced that CEM-101 is a safe and effective treatment for CABP and other infections. If physicians believe CEM-101 demonstrates characteristics similar to Ketek, they might not prescribe CEM-101, which would negatively affect our revenues.

Bacteria might develop resistance to CEM-101 or Taksta, which would decrease the efficacy and commercial viability of that product.

Drug resistance is primarily caused by the genetic mutation of bacteria resulting from sub-optimal exposure to antibiotics where the drug does not kill all of the bacteria. While antibiotics have been developed to treat many of the most common infections, the extent and duration of their use worldwide has resulted in new mutated strains of bacteria resistant to current treatments. We are developing CEM-101 and Taksta to treat patients infected with drug-resistant bacteria. With respect to CEM-101, which is a next generation macrolide, resistance issues associated with earlier generations of macrolides have led to a decrease in their use for treating serious respiratory tract infections such as CABP. If physicians, rightly or wrongly, associate the resistance issues of earlier generation macrolides with CEM-101, physicians might not prescribe CEM-101 for treating a broad range of infections. Similarly, resistance to fusidic acid has developed outside the U.S. Our in vitro studies have shown that the reason for resistance to the oral formulation is that it was not dosed optimally. We believe that overuse of topical formulations of fusidic acid also contributed to development of resistance outside the U.S. If Taksta is improperly dosed, or if our studies incorrectly attributed an increase in resistance to inappropriate dosing, bacteria might develop resistance to Taksta in the U.S. If these bacteria develop resistance to CEM-101 or Taksta, the efficacy of these products would decline, which would negatively affect our potential to generate revenues from these products.

Delays in clinical trials are common and have many causes, and any such delays could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales as currently contemplated.

We may experience delays in clinical trials of our product candidates. Our planned clinical trials might not begin on time, may be interrupted or delayed once commenced, might need to be redesigned, might not enroll a sufficient number of patients or might not be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including the following:

•	delays in obtaining regulatory approval to commence a trial;

•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•	delays in obtaining required institutional review board approval at each site;

•	delays in identifying, recruiting and training suitable clinical investigators;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	clinical sites dropping out of a trial to the detriment of enrollment;

•	time required to add new sites;

•	delays in obtaining sufficient supplies of clinical trial materials, including suitable active pharmaceutical ingredient, or API; or

•	delays resulting from negative or equivocal findings of the data safety monitoring board, or DSMB, for a trial.

We were subject to such a delay in 2008 when the FDA placed a partial clinical hold on our Phase 2 clinical trial for oral CEM-101 over concern about possible toxicity related to CEM-101. The FDA converted the partial clinical hold into a full clinical hold in April 2010. At the time, the FDA had concerns that CEM-101, as a fluoroketolide, may have similar toxicity issues as Ketek. While we addressed the FDA’s concerns and were allowed to proceed with the trial, which we recently completed, the trial was delayed by approximately 12 months. The FDA has not yet reviewed the results of our Phase 2 clinical trial and may not approve a protocol for our planned pivotal Phase 3 trial for oral CEM-101. Although we believe that the Phase 2 trial was successful, the FDA may disagree, may conclude that CEM-101’s risks outweigh its benefits, may require us to submit additional information before proceeding to Phase 3, or may not allow us to proceed at all. Furthermore, we have not yet completed our Phase 1 trial for the IV formulation of CEM-101 and will need to have an end of Phase 2 meeting with the FDA on the results of that trial and the results of our Phase 2 trial for oral CEM-101 before we can proceed with our planned Phase 3 IV-to-oral trials. The FDA may not allow us to proceed with the IV-to-oral trials for any of the reasons noted above.

In addition, we are evaluating alternative IV solutions of CEM-101 to develop the optimal solution and may experience delays in the commencement of our planned Phase 3 IV-to-oral trials if we cannot develop the solution in a timely or cost-effective manner.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. In addition, the timing of our clinical trials for CEM-101 is dependent on the onset, degree and timing of the CABP season, which tends to occur in the winter months in each hemisphere. We could encounter delays in our clinical trials of CEM-101 or Taksta if participating physician investigators encounter unresolved ethical issues associated with enrolling patients in clinical trials of CEM-101 or Taksta in lieu of prescribing approved antibiotics that have established safety and efficacy profiles. Any of these delays in completing our clinical trials could increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues.

We may be required to suspend or discontinue clinical trials due to adverse side effects or other safety risks that could preclude approval of CEM-101 or Taksta or any of our future product candidates.

Our clinical trials may be suspended or terminated at any time for a number of reasons. A clinical trial may be suspended or terminated by us, our collaborators, the FDA or other regulatory authorities due to a failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, presentation of unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using the investigational drug, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or negative or equivocal findings of the Data Safety Monitoring Board or the Institutional Review Board for a clinical trial. An institutional review board may also suspend or terminate our clinical trials for failure to protect patient safety or patient rights. We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants. In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe the clinical trials are not being conducted in accordance with applicable regulatory requirements or present an unacceptable safety risk to participants. If we elect or are forced to suspend or terminate any clinical trial of any product candidates that we develop, the commercial prospects of such product candidates will be harmed and our ability to generate product revenues, if at all, from any of these product candidates will be delayed or eliminated. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

We have not conducted a clinical trial of Taksta for the treatment of prosthetic joint infections and there is no guarantee that the results of any such trial we conduct will be consistent with the results of any trials conducted to date or will demonstrate safety and efficacy to the satisfaction of the FDA.

To date, we have not conducted a clinical trial of Taksta for the treatment of prosthetic joint infections. While we have successfully completed a Phase 2 clinical trial comparing Taksta to linezolid for the treatment of ABSSSI the results of our completed Phase 2 trial for the treatment of ABSSSI were not powered to show, and did not show, statistical non-inferiority. Comparisons to results from other reported clinical trials, including our completed Phase 2 clinical trial for the treatment of ABSSSI, can assist in evaluating the potential efficacy of Taksta for the treatment of prosthetic joint infections; however, there are many factors that affect the outcome for patients in clinical trials, some of which are not apparent in published reports, and results from different trials often cannot be reliably compared. Therefore, there is no assurance that the results of any trials we conduct for Taksta in the treatment of prosthetic joint infections will demonstrate safety and efficacy comparable to the results of trials conducted to date or will be sufficient to attain FDA approval.

We previously completed our end of Phase 2 meeting with the FDA for Taksta with respect to the treatment of ABSSSI. We have not discussed the proposed design of the Phase 2 prosthetic joint infection trial we are planning to conduct with the FDA to date; however, we intend to do so in the second quarter of 2012. There is no assurance that the FDA will not object to our proposed trial design, which could delay or prevent our ability to receive regulatory approval or commercialize Taksta for the treatment of prosthetic joint infections.

Taksta is not well absorbed in animals, which could impair our ability to obtain FDA approval.

As required by FDA regulations, we conducted pre-clinical studies of Taksta to determine its level of absorption in animals. The studies indicated that Taksta is not very well absorbed and has a short half-life in animals, resulting in minimum exposure levels which limited the ability to test Taksta in animal models. Fusidic acid, the API in Taksta, has been used for several decades in humans outside the U.S. and we believe there is sufficient human clinical trial data for Taksta to overcome the lack of absorption in animal studies. Despite this human data, and while all of our pre-clinical tests were benign and indicated no safety or tolerability issues, our limited ability to test Taksta in animal models may adversely affect our ability to obtain FDA approval.

Even if the FDA approves CEM-101 for the treatment of CABP and Taksta for the treatment of prosthetic joint infections and/or ABSSSI, adverse effects discovered after approval could adversely affect the market for those products.

If we obtain regulatory approval for CEM-101, Taksta or any other product candidate that we develop, and we or others later discover that our products cause adverse effects, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of the product;

•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;

•

we may be required to change the way the product is administered, conduct additional clinical studies, implement a risk evaluation and mitigation strategy, or REMS, or restrict the distribution of the product;

•	we could be sued and held liable for harm caused to patients and our liability insurance may not adequately cover those claims; and

•	our reputation may suffer.

Any of these events could prevent us from maintaining market acceptance of the affected product candidate and could substantially increase the costs of, or prevent altogether, the commercialization of our product candidates.

We have had negative cash flows from operations and might not be able to generate sufficient cash to service our existing indebtedness to Hercules Technology Growth Capital, Inc., the level of which indebtedness could have a material adverse effect on our business, financial condition, results of operations and prospects.

On December 20, 2011, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules, pursuant to which we borrowed $10.0 million and, subject to raising $40.0 million in an equity offering or strategic partnering transaction, may borrow up to an additional $10.0 million. We must repay the indebtedness on or before December 1, 2015. In addition, at the time that the loan is either due or prepaid, we must pay Hercules a fee of $400,000. Our ability to make payments on this indebtedness depends on our ability to generate cash in the future. We expect to experience negative cash flow for the foreseeable future as we fund our operations and capital expenditures. There can be no assurance that we will be in a position to repay this indebtedness when due or obtain extensions of the maturity date. We anticipate that we will need to secure additional funding in order for us to be able to satisfy our obligations when due. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If that additional funding involves the sale of equity securities or convertible securities, it would result in the issuance of additional shares of our capital stock, which would result in dilution to our stockholders.

Moreover, this level of debt could have important consequences to you as an investor in our securities. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to payments owed to our licensors;

•	limit our flexibility in planning for the development, clinical testing, approval and marketing of our products;

•	place us at a competitive disadvantage compared to any of our competitors that are less leveraged than we are;

•	increase our vulnerability to both general and industry-specific adverse economic conditions; and

•	limit our ability to obtain additional funds.

In addition, the loan is secured by all of our assets except our intellectual property. In the event we fail to make timely payments or breach any of our representations or other obligations in the agreement, or upon any circumstance or occurrence that has a material adverse effect on the loan collateral, our business operations, properties, assets, prospects or condition, or our ability to perform our obligations under the loan agreement, Hercules can declare the loan in default. Upon an event of default, the loan principal and accrued interest would become immediately due and payable and Hercules would be entitled to enforce its security interest in our assets.

The addition of further debt to our current debt levels could make it more difficult for us to repay our indebtedness and meet our other obligations and would intensify the leverage-related risks that we now face.

If we fail to obtain additional financing, we may not be able to complete the development and commercialization of CEM-101 or Taksta.

We need substantial amounts of cash to complete the clinical development of CEM-101 and Taksta. We estimate the cost of our research and development activities through the completion of our Phase 3 trial for oral CEM-101 for CABP will be approximately $22.0 million, our costs to complete our Phase 1 trial for the IV formulation of CEM-101 will be approximately $4.0 million and our Phase 2 trial for Taksta for prosthetic joint infections will be approximately $4.0 million and cost of drug product for those trials will be approximately $3.0 million, in addition to general and administrative expenses.

We expect that the net proceeds from our IPO and our existing cash and equivalents immediately after the close of the IPO, including interest thereon, together with our expected draw of the $10.0 million available under the loan agreement with Hercules, will be sufficient to fund our capital requirements into 2014. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our clinical trials may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect and we may be required to conduct additional trials requested by the FDA that could increase our costs significantly. We would also need to raise additional funds sooner if we choose to initiate clinical trials more rapidly than we presently anticipate or if we elect to conduct additional trials for alternate indications. In any event, we will require significant amounts of additional capital to obtain regulatory approval of and to commercialize CEM-101 and Taksta.

We may raise additional capital from the issuance of equity and/or debt securities, collaborations with third parties, out-licensing of rights to our product candidates and other means, or a combination of any of the above. Securing additional financing, however, will require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from our day-to-day activities, which may adversely affect our management’s ability to conduct our day-to-day operations. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•	significantly delay, scale back or discontinue the development or commercialization of CEM-101 and/or Taksta;

•	seek collaborators for CEM-101 and/or Taksta at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; and

•	relinquish or license, potentially on unfavorable terms, our rights to CEM-101 and/or Taksta that we otherwise would seek to develop or commercialize ourselves.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing discovery, development and commercialization efforts, and our ability to generate revenues and achieve or sustain profitability will be substantially harmed.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed in obtaining, or may ultimately not be able to obtain, regulatory approval for or commercialize CEM-101, Taksta or any other product candidates.

We have relied, and plan to continue to rely, on various CROs to recruit patients, monitor and manage data for our on-going clinical programs for CEM-101 and Taksta, as well as for the execution of our pre-clinical and non-clinical studies. We control only certain aspects of our CROs’ activities; nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our

CROs are required to comply with the FDA’s current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our product candidates. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. In addition, to evaluate the safety and effectiveness of CEM-101 and Taksta to a statistically significant degree our clinical trials will require an adequately large number of test subjects. Any clinical trial that a CRO conducts abroad on our behalf is subject to similar regulation. Accordingly, if our CROs fail to comply with these regulations or recruit a sufficient number of patients, we may have to repeat clinical trials, which would delay the regulatory approval process.

In addition, our CROs are not our employees and we cannot control whether or not they devote sufficient time and resources to our on-going clinical, non-clinical and pre-clinical programs. Our CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize CEM-101, Taksta or any other product candidates that we seek to develop. As a result, our financial results and the commercial prospects for CEM-101, Taksta or any other product candidates that we seek to develop would be harmed, our costs could increase and our ability to generate revenues could be delayed or ended.

We typically engage one or more CROs on a project-by-project basis for each study or trial. While we have developed and plan to maintain our relationships with CROs that we have previously engaged, we also expect to enter into agreements with other CROs to obtain additional resources and expertise in an attempt to accelerate our progress with regard to on-going clinical, non-clinical and pre-clinical programs and specifically, the compilation of clinical trial data for submission with an NDA for each of CEM-101 and Taksta. Switching or entering into new relationships with CROs involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Although we try to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, results of operations or prospects.

Our dependence upon third parties for the manufacture and supply of CEM-101, Taksta and any future product candidates may cause delays in, or prevent us from, successfully developing and commercializing our products.

We do not currently have nor do we plan to build the infrastructure or capability internally to manufacture CEM-101 or Taksta for use in the conduct of our clinical trials. We employ the services of Wockhardt to supply the API and finished oral and IV product for CEM-101. Wockhardt manufactures the API for CEM-101 according to our specifications under our proprietary rights. We do not have long-term contracts for the commercial supply of CEM-101. We intend to eventually pursue long-term agreements with Wockhardt or transfer the manufacturing to one or more larger manufacturers that is capable of manufacturing this API. However, we may not be able to negotiate such agreements on acceptable terms, if at all.

We employ the services of Ercros, to produce Taksta’s API and intend to utilize a third-party manufacturer to produce the finished dosing formulation of Taksta. We have a long-term exclusive supply arrangement with Ercros to produce the fusidic acid used in Taksta in which Ercros agrees to exclusively supply us with fusidic acid in the U.S., and we agree to obtain our supply of fusidic acid for commercial sale exclusively from Ercros, subject to a right to develop a second source for limited supply quantities. We believe Ercros is one of only two currently known manufacturers that can produce fusidic acid compliant with the purity required for human use. The second manufacturer is not available as a supplier to us. Fusidic acid is difficult to produce at these purity levels because of its complex fermentation process. As such, there are underlying risks associated with its manufacture, which could include cost overruns, new impurities, difficulties in scaling up or reproducing manufacturing processes and lack of timely availability of raw materials. We have yet to identify a viable second source of fusidic acid but continue to research alternatives. If Ercros cannot supply sufficient quantities of fusidic acid to make clinical supplies of Taksta, it would harm our ability to develop Taksta. We may not be able to locate a second manufacturer or, if we do, we may not be able to negotiate an agreement on favorable terms, if at all.

In addition, regulatory requirements could pose barriers to the manufacture of our API and finished product for CEM-101 and Taksta. Our third-party manufacturers are required to comply with the FDA’s current good manufacturing practices, or cGMP, regulations. As a result, the facilities used by Wockhardt, Ercros, and any of our future manufacturers to manufacture CEM-101 and Taksta must be approved by the FDA after we submit our NDA to the FDA and before approval of CEM-101 and Taksta. Similar regulations apply to manufacturers of our products for use or sale in foreign countries. We do not control the manufacturing process of CEM-101 or Taksta and are completely dependent on these third party manufacturing partners for compliance with the applicable regulatory requirements for the manufacture of CEM-101 and Taksta API and their finished product. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, they will not be able to secure the applicable approval for their manufacturing facilities. If these facilities are not approved for the commercial manufacture of CEM-101 or Taksta, we may need to find alternative manufacturing facilities, which would result in significant delays of up to several years in obtaining approval for CEM-101 or Taksta. In addition, our manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. Failure by any of our manufacturers to comply with applicable cGMP regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply, and criminal prosecutions, any of which could have a material adverse impact on our business, financial condition, results of operations or prospects.

Finally, we also could experience manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreement between us.

If Wockhardt, Ercros, or any alternate supplier of API or finished drug product for CEM-101 or Taksta experiences any significant difficulties in its respective manufacturing processes, does not comply with the terms of the agreement between us or does not devote sufficient time, energy and care to providing our manufacturing needs, we could experience significant interruptions in the supply of CEM-101 or Taksta, which could impair our ability to supply CEM-101 or Taksta at the levels required for our clinical trials and commercialization and prevent or delay their successful development and commercialization.

The timing of the milestone and royalty payments we are required to make to Optimer is uncertain and could adversely affect our cash flows and results of operations.

In March 2006, we entered into a Collaborative Research and Development and License Agreement with Optimer, pursuant to which we acquired an exclusive license to certain patent applications and other intellectual property related to a series of compounds, including CEM-101, to develop and commercialize licensed products outside of the Association of South East Asian Nations, or ASEAN, countries (Brunei Darussalam, Cambodia, Indonesia, Laos, Malaysia, Myanmar (Burma), the Philippines, Singapore, Thailand and Vietnam). We have an obligation to make additional payments upon achievement of specified development, regulatory and commercialization milestones. The aggregate amount of such milestone payments we may need to pay is based in part on the number of products developed under the agreement. The aggregate amount would be $27.5 million if four products are developed and gain FDA approval. Additional limited milestone payments would be due if we develop more than four products. We will also pay tiered mid-single-digit royalties based on the amount of annual net sales of CEM-101, if and when approved by regulatory authorities. We have already paid a $0.5 million milestone in 2010. The next potential milestone payment payable to Optimer is in the amount of $1.0 million and will become due and payable upon completion of our discussions with the FDA for the protocol for our proposed pivotal Phase 3 trial for oral CEM-101 if the FDA indicates that the data is reasonably sufficient to support that planned Phase 3 trial. Optimer can elect to receive that payment in cash or in shares of our common stock having an equivalent fair market value. The timing of our achievement of these events and corresponding milestone payments to Optimer is subject to factors relating to the clinical and regulatory development and commercialization of CEM-101, many of which are beyond our control. We may become obligated to make a milestone payment when we do not have the cash on hand to make such payment, which could require us to delay our clinical trials, curtail our operations, scale back our commercialization and marketing efforts or seek funds to meet these obligations on terms unfavorable to us. We are obligated to use our diligent efforts to develop and commercialize products licensed from Optimer. We have other obligations to Optimer under the license related to progress reporting, payment terms and confidentiality. Optimer may terminate the agreement in the event of our material breach of the agreement, subject to prior notice and the opportunity to cure. In the event of such termination, Optimer has the right to retain its license and other rights under the agreement, subject to continuing royalties and other obligations. Our material breach of the agreement, including non-payment of any milestone payment, and Optimer’s subsequent termination of the agreement, could result in the loss of our rights to develop and commercialize CEM-101, which would seriously harm our ability to generate revenues or achieve profitability.

Our loan agreement with Hercules contains covenants that impose restrictions on our operations that may adversely impact the operation of our business.

Our loan agreement with Hercules contains customary restrictive covenants, including restrictions on our ability to incur additional debt, transfer or place a lien or security interest on our assets, including our intellectual property, merge with or acquire other companies, redeem any shares of our capital stock or pay cash dividends to our stockholders. These restrictions may inhibit our ability to conduct our business and to provide distributions to our stockholders. Future debt securities or other financing arrangements could contain similar or more restrictive negative covenants than the Hercules loan.

The commercial success of CEM-101, Taksta and any other product candidates that we develop, if approved in the future, will depend upon attaining significant market acceptance of these products among physicians and payors.

As a company, we have never commercialized a product candidate for any indication. Even if CEM-101, Taksta or any other product candidates that we develop are approved by the appropriate regulatory authorities for marketing and sale, physicians may not prescribe our approved products, which would prevent us from generating revenues or becoming profitable. Market acceptance of CEM-101, Taksta and any other product candidates that we develop by physicians, patients and payors will depend on a number of factors, many of which are beyond our control, including:

•	the clinical indications for which the product is approved;

•	acceptance by physicians and payors of each product as a safe and effective treatment;

•	the cost of treatment in relation to alternative treatments, including numerous generic drug products, such as azithromycin, levofloxacin and vancomycin;

•	the relative convenience and ease of administration of CEM-101 in the treatment of CABP and Taksta in the treatment of prosthetic joint infections and ABSSSI;

•	the availability and efficacy of competitive drugs;

•	the effectiveness of our or any third party partner’s sales force and marketing efforts;

•	the extent to which bacteria develop resistance to any antibiotic product candidate that we develop, thereby limiting its efficacy in treating or managing infections;

•	the extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations;

•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections;

•	the availability of adequate reimbursement by third parties, such as insurance companies and other health care payors, and/or by government health care programs, including Medicare and Medicaid;

•	limitations or warnings contained in a product’s FDA-approved labeling; and

•	prevalence and severity of adverse side effects.

Even if the medical community accepts that CEM-101 and Taksta are safe and efficacious for their approved indications, physicians may not immediately be receptive to the use or may be slow to adopt CEM-101 as an accepted treatment for CABP and Taksta as an accepted treatment for prosthetic joint infections and ABSSSI. While we believe each of CEM-101 and Taksta has significant advantages, we cannot assure you that any labeling approved by the FDA will permit us to promote CEM-101 and Taksta as being superior to competing products. If either or both of CEM-101 or Taksta are approved but do not achieve an adequate level of acceptance by physicians and payors, we may not generate sufficient or any revenues from these products and we may not become profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of CEM-101 and Taksta may require significant resources and may never be successful.

If approved, CEM-101 and Taksta will face significant competition from branded and generic antibiotics and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. If CEM-101 or Taksta is approved, we will have competitors both in the U.S. and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical and generic drug companies. Many of these companies have greater financial and other resources, such as larger research and development staffs and more experienced marketing and manufacturing organizations. As a result, these companies may obtain regulatory approval more rapidly and may be more effective in selling and marketing their products. They also may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make CEM-101, Taksta or any other product candidates that we develop obsolete. As a result, our competitors may succeed in commercializing antibiotics before we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

If approved, both CEM-101 and Taksta will face competition from currently commercially available antibiotics, as well as any competing products that may be developed in the future. Existing approved products that will compete with CEM-101 include azithromycin (sold under the brand name Zithromax® by Pfizer Inc. and available as a generic), clarithromycin (sold under the brand name Biaxin® by Abbott Laboratories and available as a generic), moxifloxacin (sold under the brand name Avelox® by Bayer AG), levofloxacin (sold under the brand name Levaquin by Johnson & Johnson and available as a generic), linezolid (sold under the brand name Zyvox by Pfizer Inc.), ceftriaxone (sold under the brand name Rocephin® by F. Hoffman-La Roche Ltd and available as a generic)

and ceftaroline (sold under the brand name Teflaro® by Forest Laboratories, Inc.). Existing approved products that will compete with Taksta include vancomycin (available as a generic), linezolid (sold under the brand name Zyvox by Pfizer Inc.), daptomycin (sold under the brand name Cubicin by Cubist Pharmaceuticals, Inc.), quinupristin/dalfopristin (sold under the brand name Synercid® by Sanofi-Aventis and Monarch Pharmaceuticals, Inc.), tigecycline (sold under the brand name Tygacil® by Pfizer Inc.), telavancin (sold under the brand name Vibativ® by Theravance, Inc. and Astellas Pharma, Inc.) and ceftaroline (sold under the brand name Teflaro by Forest Laboratories, Inc.). Generic antibiotics are typically sold at lower prices than branded antibiotics and are generally preferred by managed care providers of health services.

If we are unable to demonstrate the advantages of CEM-101 or Taksta over competing drugs and drug candidates, we will not be able to successfully commercialize CEM-101 or Taksta and our results of operations will suffer.

Reimbursement may not be available for CEM-101, Taksta or any other product candidates that we develop, which could make it difficult for us to sell our products profitably.

Market acceptance and sales of CEM-101, Taksta or any other product candidates that we develop will depend on reimbursement policies and may be affected by health care reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for CEM-101, Taksta or any other product candidates that we develop. Also, we cannot be sure that the amount of reimbursement available, if any, will not reduce the demand for, or the price of, our products. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize CEM-101, Taksta or any other product candidates that we develop.

Specifically, in both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. In the U.S., the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policies and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, became law in the U.S. The goal of PPACA is to reduce the cost of health care and substantially change the way health care is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this legislation will have in general or on our business specifically, the PPACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of CEM-101 or Taksta or any future products. Members of the U.S. Congress and some state legislatures are seeking to overturn at least portions of the legislation and we expect they will continue to review and assess this legislation and possibly alternative health care reform proposals. We cannot predict whether new proposals will be made or adopted, when they may be adopted or what impact they may have on us if they are adopted.

The availability of numerous generic antibiotics at lower prices than branded antibiotics, such as CEM-101 or Taksta if either were approved for commercial introduction, may also substantially reduce the likelihood of reimbursement for such products. We expect to experience pricing pressures in connection with the sale of CEM-101, Taksta and any other products that we develop, due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

We currently have no marketing and sales organization and have no experience as a company in marketing drug products. If we are unable to establish our own marketing and sales capabilities, or enter into agreements with third parties, to market and sell our products after they are approved, we may not be able to generate product revenues.

We do not have a sales organization for the marketing, sales and distribution of any drug products. In order to commercialize any products, we must develop these capabilities on our own or make arrangements with third parties for the marketing, sales and distribution of our products. The establishment and development of our own sales force would be expensive and time consuming and could delay any product launch, and we cannot be certain that we would be able to successfully develop this capability. As a result, we may seek one or more licensing partners to handle some or all of the sales and marketing of CEM-101 for CABP in the U.S. and elsewhere and Taksta for prosthetic joint infections and ABSSSI in the U.S. There also may be certain markets within the U.S. for CEM-101 for which we may seek a co-promotion arrangement. However, we may not be able to enter into arrangements with third parties to sell CEM-101 or Taksta on favorable terms or at all. In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize CEM-101, Taksta or any other product candidates that we develop, which would negatively impact our ability to generate product revenues. Further, whether we commercialize products on our own or rely on a third party to do so, our ability to generate revenue will be dependent on the effectiveness of the sales force. In addition, to the extent we rely on third parties to commercialize our approved products, we will likely receive less revenues than if we commercialized these products ourselves.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends in large part on our ability to attract and retain highly qualified managerial, scientific and medical personnel. In order to induce valuable employees to remain with us, we have provided stock options that vest over time. The value to employees of stock options will be significantly affected by movements in our stock price that we cannot control and may at any time be insufficient to counteract more lucrative offers from other companies.

Our scientific team has expertise in many different aspects of drug discovery and development. We conduct our operations at our facility in Chapel Hill, North Carolina, which is part of the Research Triangle consisting of Raleigh, Durham and Chapel Hill. This region is headquarters to other biopharmaceutical companies and many academic and research institutions and, as a result, at any given time there may be a shortage of experienced scientists and medical personnel. Competition for skilled personnel in our area and elsewhere in the U.S. is very intense and competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

Despite our efforts to retain valuable employees, members of our management, scientific and medical teams may terminate their employment with us on short notice. We do not have employment agreements with Prabhavathi Fernandes, our Chief Executive Officer, Mark W. Hahn, our Chief Financial Officer, any of the key employees identified under “Management” or any other employee. As a result, all employees are employed on an at-will basis, which means that any of these employees could leave our employment at any time, with or without notice, and may go to work for a competitor. The loss of the services of any of our executive officers or other key employees could potentially harm our business, operating results or financial condition. Our success also depends on our ability to continue to attract, retain and motivate highly skilled scientific and medical personnel.

Other biotechnology and pharmaceutical companies with which we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than what we offer. If we are unable to continue to attract and retain high quality personnel, our ability to discover, develop and commercialize drug candidates will be limited.

We will need to grow our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of March 23, 2012, we had 14 employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources and, depending on our commercialization strategy, we may further expand our employee base for sales and marketing resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from their day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize CEM-101, Taksta and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth in our organization.

Even if we obtain FDA approval of CEM-101, or any other product candidate, we may never obtain approval or commercialize our products outside of the U.S., which would limit our ability to realize their full market potential. If foreign approval is obtained, there are risks in conducting business in international markets.

In order to market CEM-101 or any other products outside of the U.S., we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and require additional pre-clinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in the U.S. or any foreign country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in the U.S. or any foreign country and we do not have experience as a company in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in a foreign country or to obtain and maintain required approvals, our potential market for CEM-101 or other products will be reduced and our ability to realize the full market potential of our products will be harmed. We do not intend to commercialize Taksta outside the U.S. because of the widespread use of fusidic acid in Europe and Australia.

If approved for commercialization in a foreign country, we intend to enter into agreements with third parties to market CEM-101 whenever it may be approved and wherever we have the right to market it. Consequently, we expect that we will be subject to additional risks related to entering into international business relationships, including:

•	potentially reduced protection for intellectual property rights;

•

the potential for so-called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market (with low or lower prices) rather than buying them locally;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with laws for employees traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues;

•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;

•	production shortages resulting from any events affecting API and/or finished drug product supply or manufacturing capabilities abroad;

•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires; and

•	failure to comply with Office of Foreign Asset Control rules and regulations and the Foreign Corrupt Practices Act.

These and other risks may materially adversely affect our ability to attain or sustain revenue from international markets.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with federal and state health care fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Conduct, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.

As of December 31, 2011, we had an accumulated deficit of approximately $96.7 million. We have no revenues and have funded our operations to date from the private sale of equity and debt securities. We expect to incur substantial additional losses over the next several years as our research, development, pre-clinical testing, and clinical trial activities increase, especially those related to CEM-101 and Taksta. In addition, we will incur additional costs operating as a public company. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

To raise additional funds to support our business operations, we may issue equity or debt securities. Debt securities could contain restrictive covenants that may adversely impact the operation of our business. The issuance of equity securities or convertible debt securities would result in dilution to our stockholders.

The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. For example, the August 2011 Notes contain restrictive covenants that prohibit us from incurring new indebtedness in excess of $0.5 million in the aggregate and granting a security interest on any of our material assets without the consent of the holders of at least a majority of the aggregate outstanding principal amount of the August 2011 Notes. Pursuant to this authority, the holders approved the Hercules debt financing that we closed in December 2011. The August 2011 Notes automatically converted into shares of our common stock upon the closing of our IPO and their restrictive covenants terminated at such time. Future debt securities or other financing arrangements could contain similar or more restrictive negative covenants than the August 2011 Notes. In addition, the sale of equity securities or convertible debt securities would result in the issuance of additional shares of our capital stock, which would result in dilution to our stockholders.

Our limited operating history makes it difficult to evaluate our business and prospects.

We began operations in 2006. Our operations to date have been limited to financing and staffing our company, conducting product development activities for CEM-101 and Taksta and performing research and development with respect to our proprietary macrolide library. We have not yet demonstrated an ability as a company to obtain regulatory approval for or commercialize a product candidate. Consequently, the ability to predict our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

Risks Related to Our Industry

We are subject to extensive and costly government regulation.

Antibiotics, including those we are developing and plan to develop in the future, are subject to extensive and rigorous domestic government regulation including regulation by the FDA, the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice, state and local governments and their respective foreign equivalents. The FDA regulates the research, development, pre-clinical and clinical testing, manufacture, safety, effectiveness, record keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import and export of pharmaceutical products. If any products we develop are tested or marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not we have obtained FDA approval for a given product and its uses. Such foreign regulation may be equally or more demanding than corresponding U.S. regulation.

Government regulation substantially increases the cost and risk of researching, developing, manufacturing and selling products. Our failure to comply with these regulations could result in significant fines or the inability of our product candidates to obtain and maintain regulatory approval, which would have a materially adverse effect on our business, financial condition, results of operations and prospects.

Even if we obtain regulatory approval for CEM-101, Taksta or any of our future product candidates, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.

Even if regulatory approval in the U.S. is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the labeling ultimately approved for CEM-101 and/or Taksta if any, may include restrictions on use. CEM-101, Taksta or any of our other product candidates will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record keeping and reporting of safety and other post-market information. The holder of an approved NDA is subject to obligations to monitor and report adverse events and instances of the failure of a product to meet the specifications in the NDA. Application holders must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Application holders must also submit advertising and other promotional material to the FDA and report on ongoing clinical trials. Legal requirements have also been enacted to require disclosure of clinical trial results on publicly available databases.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing, requiring new warnings or other labeling changes to limit use of the drug, requiring that we conduct additional clinical trials, imposing new monitoring requirements, or requiring that we establish a REMS. Advertising and promotional materials must comply with FDA rules in addition to other potentially applicable federal and state laws. The distribution of product samples to physicians must comply with the requirements of the Prescription Drug Marketing Act. Sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act and similar state laws, each as amended. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veteran’s Health Care Act of 1992, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws. If we or our third party collaborators fail to comply with applicable regulatory requirements, a regulatory agency may:

•	conduct an investigation into our practices and any alleged violation of law;

•	issue warning letters or untitled letters asserting that we are in violation of the law;

•	seek an injunction or impose civil or criminal penalties or monetary fines;

•	suspend or withdraw regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve pending applications or supplements to applications filed by us;

•	suspend or impose restrictions on operations, including costly new manufacturing requirements;

•	seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall; or

•	refuse to allow us to enter into supply contracts, including government contracts.

The occurrence of any event or penalty described above may force us to expend significant amounts of time and money and may significantly inhibit our ability to bring to market or continue to market our products and generate revenues. Similar regulations apply in foreign jurisdictions.

Product liability lawsuits could divert our resources, result in substantial liabilities and reduce the commercial potential of our products.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates despite obtaining appropriate informed consents from our clinical trial participants, and will face an even greater risk if we commercialize CEM-101 or Taksta in the U.S. or other additional jurisdictions or if we engage in the clinical testing of new product candidates or commercialize any additional products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our products or product candidates that we may develop;

•	loss of revenue;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	initiation of investigations by regulators;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	exhaustion of any available insurance and our capital resources;

•	the inability to commercialize our products or product candidates; and

•	a decline in our stock price.

Although we maintain general liability insurance of up to $2.0 million in the aggregate and clinical trial liability insurance of $5.0 million in the aggregate for each of CEM-101 and Taksta, this insurance may not fully cover potential liabilities. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. In addition, inability to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the development and commercial production and sale of our products, which could adversely affect our business, financial condition, results of operations, and prospects.

If we use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical, biological and radioactive materials and viruses. In addition, our operations produce hazardous waste products. Federal, state and local laws and regulations in the U.S. govern the use, manufacture, storage, handling and disposal of hazardous materials. Although we believe that our procedures for use, handling, storing and disposing of these materials (all of which only occur at third-party sites operated by our contractors) comply with legally prescribed standards, we may incur significant additional costs to comply with applicable laws in the future. We also cannot predict the impact on our business of new or amended environmental laws or regulations, or any changes in the way existing and future laws and regulations are interpreted or enforced. Also, even if we are in compliance with applicable laws, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials, and we may incur liability as a result of any such contamination or injury. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources, and we do not carry liability insurance covering the use of hazardous materials. If we fail to comply with applicable requirements, we could incur substantial costs, including civil or criminal fines and penalties, clean-up costs, or capital expenditures for control equipment or operational changes necessary to achieve or maintain compliance. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which adversely affect our business, financial condition, results of operations, and prospects.

Risks Related to our Intellectual Property

Our ability to pursue the development and commercialization of CEM-101 depends upon the continuation of our license from Optimer.

Our agreement with Optimer provides us with a worldwide exclusive license to develop and sell CEM-101 outside of ASEAN countries. If we are unable to make the required milestone and royalty payments under the agreement, if we do not continue to use diligent efforts to develop and commercialize CEM-101 or if we otherwise materially breach the agreement, our rights to develop and commercialize CEM-101 would terminate and revert to Optimer. In addition, either we or Optimer may terminate the agreement upon the uncured material breach of the agreement. If our agreement with Optimer is terminated by Optimer, we would lose our rights to develop and commercialize CEM-101, which would adversely affect our business, financial condition, results of operations, and prospects.

Another party could develop a fusidic acid product and achieve FDA regulatory exclusivity in the U.S. before we do, potentially preventing our ability to commercialize Taksta.

We will rely partly on FDA regulatory exclusivity to protect our proprietary rights for Taksta, our fusidic acid product, in the U.S. Fusidic acid has been approved and sold for several decades in Europe and other countries outside the U.S., but it has never been approved in the U.S. We believe this was due to the lack of regulatory exclusivity that was available for the molecule until the passage of Public Law 110-379 on October 8, 2008, which allowed old antibiotics such as fusidic acid to obtain five-year new chemical entity, or NCE, exclusivity upon NDA approval. This exclusivity will be granted to the first fusidic acid product that receives NDA approval. During the exclusivity period, the FDA will not accept an application filed by a third party that relies on any data contained in the approved NDA. Although we are not aware of another party currently developing fusidic acid for use in the U.S. for any indication, if another party were to do so and obtain NDA approval before we do, we would not be able to obtain approval for Taksta for any disease until after any period of regulatory exclusivity if our NDA relies on data contained in the previously approved NDA. In that event, we may not be able to commercialize Taksta, which would harm our ability to generate revenue and achieve profitability.

Our competitive position may be harmed if a competitor obtains orphan drug exclusivity for the treatment of prosthetic joint infections before we do. Even if we were to obtain orphan drug exclusivity, a competitor could obtain approval of a different drug for the treatment of prosthetic joint infections or for the same drug upon a showing that its drug is clinically superior to ours, which would harm our business.

Orphan drug designation is an important element of our competitive strategy for Taksta. The company that obtains the first FDA approval for a drug that is designated as an orphan drug for a rare disease receives a type of marketing exclusivity known as “orphan drug exclusivity.” Orphan drug exclusivity prevents FDA approval of applications by others for the same drug and the designated orphan disease or condition for seven years from the date of NDA approval. If the orphan indication is the first NDA approved for the drug, the drug is also eligible for the five-year Hatch-Waxman exclusivity for NCEs. Orphan and Hatch-Waxman exclusivities run concurrently.

The FDA may approve a subsequent application from another entity for the orphan indication of prosthetic joint infections if it determines that the application is for a different drug. The FDA may also approve a subsequent application for fusidic acid for an indication other than prosthetic joint infections. Orphan exclusivity does not block the same drug from being approved for another indication; however, Hatch-Waxman exclusivity could block an NDA submission for a period of five years after approval if the subsequent application referenced data in the earlier NDA.

The FDA may approve a subsequent application from another entity for the same drug for the same designated and approved orphan indication during the orphan exclusivity period if it determines that the subsequent product is clinically superior, or that the holder of the initial orphan drug approval cannot assure the availability of sufficient quantities of the drug to meet the public’s need.

If we do not receive orphan exclusivity for Taksta for the treatment of prosthetic joint infections, our business would be negatively affected. In addition, even if we do obtain orphan exclusivity for Taksta, the FDA may permit other companies to market other drugs for the same condition or use. In addition, the FDA may approve another fusidic acid product for prosthetic joint infections during our period of orphan drug exclusivity if it can be demonstrated that the drug is clinically superior to our drug, or if we are unable to supply sufficient product to meet the public’s need. This could create a more competitive market for us.

If our efforts to protect the proprietary nature of the intellectual property related to CEM-101, Taksta, and our other product candidates are not adequate, we may not be able to compete effectively in our market.

Our commercial success will depend in part on our ability to obtain additional patents and protect our existing patent position as well as our ability to maintain adequate protection of other intellectual property for CEM-101, Taksta and any future products in the U.S. and other countries. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. The patent positions of pharmaceutical companies are highly uncertain. The legal principles applicable to patents are in transition due to changing court precedent and legislative action and we cannot assure you that the historical legal standards surrounding questions of validity will continue to be applied or that current defenses relating to issued patents in these fields will be sufficient in the future. Changes in patent laws in the U.S. such as the recently adopted America Invents Act of 2011 may affect the scope, strength and enforceability of our patent rights or the nature of proceedings which may be brought by us related to our patent rights. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S., and we may encounter significant problems in protecting our proprietary rights in these countries. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies, CEM-101, Taksta and any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

These risks include the possibility that:

•	the patent applications that we licensed or have filed on our own may fail to result in issued patents in the U.S. or in foreign countries;

•	patents issued or licensed to us or our partners may be challenged, discovered to have been issued on the basis of insufficient or incorrect information and/or held to be invalid or unenforceable;

•	the scope of any patent protection may be too narrow to exclude other competitors from developing or designing around these patents;

•	we or our licensors were not the first to make the inventions covered by each of our issued patents and pending patent applications;

•	we or our licensors were not the first to file patent applications for these inventions;

•

we may fail to comply with procedural, documentary, fee payment and other similar provisions during the patent application process, which can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights;

•	future product candidates may not be patentable;

•	others will claim rights or ownership with regard to patents and other proprietary rights which we hold or license;

•	delays in development, testing, clinical trials and regulatory review may reduce the period of time during which we could market our product candidates under patent protection; and

•	we may fail to timely apply for patents on our technologies or products.

While we apply for patents covering both our technologies and products CEM-101 and Taksta, as we deem appropriate, many biopharmaceutical companies and university and research institutions already have filed patent applications or have received patents in our areas of product development. These entities’ applications, patents and other intellectual property rights may conflict with patent applications to which we have rights and could prevent us from obtaining patents or could call into question the validity of any of our patents, if issued, or could otherwise adversely affect our ability to develop, manufacture or commercialize antibiotic candidates. In addition, if third parties file patent applications in the technologies that also claim technology to which we have rights, we may have to participate in interference, derivation or other proceedings with the U.S. Patent and Trademark Office, or USPTO, or applicable foreign patent regulatory authorities, as applicable, to determine our rights in the invention, which may be time-consuming and expensive. Moreover, issued patents may be challenged during post-grant proceedings brought by a third party or the USPTO, or in foreign countries, or in the courts. These proceedings may result in loss of patent claims or adverse changes to the scope of the claims.

If we or our licensors or partners fail to obtain and maintain patent protection for our product candidates, or our proprietary technologies and their uses, companies may be dissuaded from collaborating with us. In such event, our ability to commercialize CEM-101, Taksta and our other product candidates may be threatened, we could lose our competitive advantage and the competition we face could increase, all of which could adversely affect on our business, financial condition, results of operations, and prospects.

If we are sued for infringing intellectual property rights of third parties, litigation will be costly and time consuming and could prevent us or delay us from developing or commercializing our product candidates.

Our commercial success depends, in part, on our not infringing the patents and proprietary rights of other parties and not breaching any collaboration or other agreements we have entered into with regard to our technologies and products. Numerous third-party U.S. and non-U.S. issued patents and pending applications exist in the areas of antibacterial treatment, including compounds, formulations, treatment methods and synthetic processes that may be applied towards the synthesis of antibiotics. Although no legal action has been commenced or threatened against us by a third party for infringing intellectual property rights, we cannot provide assurances that we or our partners will be free to manufacture or market our product candidates as planned, or that we or our licensors’ and partners’ patents will not be opposed or litigated by third parties. We are currently negotiating a license with a third party for technology used in our manufacturing process for CEM-101. There can be no assurances that we will be able to obtain a license to such patent on favorable terms or at all. Failure to obtain such license may have a material adverse effect on our business.

There is a substantial amount of litigation involving intellectual property in the biopharmaceutical industry generally. If a third party asserts that we infringe its patents or other proprietary rights, we could face a number of risks that could adversely affect our business, financial condition, results of operations, and prospects, including:

•

infringement and other intellectual property claims, which would be costly and time consuming to defend, whether or not we are ultimately successful, which in turn could delay the regulatory approval process, consume our capital and divert management’s attention from our business;

•	substantial damages for past infringement, which we may have to pay if a court determines that our products or technologies infringe a competitor’s patent or other proprietary rights;

•

a court prohibiting us from selling or licensing our technologies or future products unless the third party licenses its patents or other proprietary rights to us on commercially reasonable terms, which it is not required to do;

•

if a license is available from a third party, we may have to pay substantial royalties or lump sum payments or grant cross licenses to our patents or other proprietary rights to obtain that license; and

•	redesigning our products so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

Although we are not currently party to any legal proceedings relating to our intellectual property, in the future, third parties may file claims asserting that our technologies, processes or products infringe on their intellectual property. We cannot predict whether third parties will assert these claims against us or our partners or against the licensors of technology licensed to us, or whether those claims will harm our business. In addition, the outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. If we or our partners were to face infringement claims or challenges by third parties relating to our product candidates, an adverse outcome could subject us to significant liabilities to such third parties, and force us or our partners to curtail or cease the development of some or all of our product candidates, which could adversely affect our business, financial condition, results of operations, and prospects.

We may be required to file lawsuits or take other actions to protect or enforce our patents or the patents of our licensors, which could be expensive and time consuming.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally.

In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents, or those of our licensors, do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents, or those of our licensors, at risk of being invalidated, held unenforceable or interpreted narrowly and could put our patent applications, or those of our licensors, at risk of not issuing. Moreover, we may not be able to prevent, alone or with our licensors, misappropriation of our proprietary rights, particularly in countries where the laws may not protect those rights as fully as in the U.S. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, if securities analysts or investors perceive public announcements of the results of hearings, motions or other interim proceedings or developments to be negative, the price of our common stock could be adversely affected. The occurrence of any of the above could adversely affect our business, financial condition, results of operations, and prospects.

The intellectual property protection for our products is dependent on third parties.

With respect to patent applications relating to CEM-101 or other compounds licensed from Optimer, Optimer retains rights in ASEAN countries. Generally, we do not have the right to prosecute and maintain any applications in those countries, unless Optimer elects not to file, prosecute or maintain any or all of such patents. Our potential future licensors also may retain the right to prosecute and maintain the patent rights that they license to us. If Optimer or other licensors fail to appropriately prosecute and maintain patent protection for any of our product candidates in those countries controlled by them, our ability to develop and commercialize those products may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products in those countries.

With respect to inventions that are jointly made by us and one of our licensors, partners or potential partners, we would need to determine, with our licensors, partners or potential partners, who would be responsible for the prosecution of patents relating to any joint inventions should they arise. In addition, we may be required to cede control of prosecution of our patents to partners or potential partners in order to consummate a partnering transaction. If any of our licensors or partners fails to appropriately prosecute and maintain patent protection for any of our product candidates in those countries controlled by them, our ability to develop and commercialize those products may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products in those countries.

If we are unable to protect the confidentiality of certain information, the value of our products and technology could be materially adversely affected.

We also rely on trade secrets, know-how and continuing technological advancement to develop and maintain our competitive position. To protect this competitive position, we regularly enter into confidentiality and proprietary information agreements with third parties, including employees, independent contractors, suppliers and collaborators. We cannot, however, ensure that these protective arrangements will be honored by third parties, and we may not have adequate remedies if these arrangements are breached. In addition, enforcement of claims that a third party has illegally obtained and is using trade secrets, know-how and technological advancements is expensive, time consuming and uncertain. Non-U.S. courts are sometimes less willing than U.S. courts to protect this information. Moreover, our trade secrets, know-how and technological advancements may otherwise become known or be independently developed by competitors in a manner providing us with no practical recourse against the competing parties. If any such events were to occur, they could adversely affect our business, financial condition, results of operations, and prospects.

We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.

The USPTO has allowed our trademark applications for our mark “Taksta”, and, if we submit statements of use to the USPTO in a timely manner, the USPTO will issue trademark registrations, subject to unforeseen circumstances that arise. Although we are not currently aware of any oppositions to or cancellations of our registered trademarks or pending applications, it is possible that one or more of the applications could be subject to opposition or cancellation after the marks are registered. The registrations will be subject to use and maintenance requirements. We have not yet registered all of our trademarks in all of our potential markets and there are names or symbols other than “Cempra” that may be protectable marks for which we have not sought registration. Failure to secure those registrations could adversely affect our business. We cannot assure you that opposition or cancellation proceedings will not be filed against our trademarks or that our trademarks would survive such proceedings.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Such claims may lead to material costs for us, or an inability to protect or use valuable intellectual property rights, which could adversely affect our business, financial condition, results of operations, and prospects.

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not develop to provide our stockholders with adequate liquidity.

Prior to February 3, 2012, there had not been a public market for our common stock. We cannot assure you that an active trading market for our common stock will develop, or if it does develop, it may not be maintained. You may not be able to sell your shares quickly or at the market price if trading in our common stock is not active.

We might not be able to maintain the listing of our common stock on the Nasdaq Global Market.

Our common stock began listing on the Nasdaq Global Market on February 3, 2012, under the symbol “CEMP.” We might not be able to maintain the listing standards of that exchange. If we fail to maintain the listing requirements, our common stock might trade on the Nasdaq Capital Market, or move to the OTC Bulletin Board or in the “pink sheets” maintained by Pink OTC Markets, Inc. The OTC Bulletin Board and the “pink sheets” are generally considered to be markets that are less efficient and less broad than the Nasdaq Capital Market.

The market price of our common stock may be highly volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to be volatile. Our stock began trading on the Nasdaq Global Market on February 3, 2012. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

•	any delay in commencement of our Phase 2 or Phase 3 clinical trials for CEM-101 or our Phase 2 or Phase 3 clinical trials for Taksta;

•	adverse results or delays in clinical trials;

•

any delay in filing our NDAs for CEM-101 or Taksta and any adverse development or perceived adverse development with respect to the FDA’s review of the NDAs, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•	changes in laws or regulations applicable to our products or product candidates, including but not limited to clinical trial requirements for approvals;

•	unanticipated serious safety concerns related to the use of CEM-101, Taksta or any of our other product candidates;

•	a decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	the inability to obtain adequate product supply for CEM-101, Taksta or any other approved drug product, or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	the introduction of new products or technologies offered by us or our competitors;

•	the effectiveness of our or our potential partners’ commercialization efforts;

•	the inability to effectively manage our growth;

•	actual or anticipated variations in quarterly operating results;

•	the failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	the overall performance of the U.S. equity markets and general political and economic conditions;

•	developments concerning our sources of manufacturing supply and any commercialization partners;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	sales of our common stock by our stockholders in the future;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	the trading volume of our common stock;

•	effects of natural or man-made catastrophic events or other business interruptions; and

•	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the NASDAQ Global Market and the stock of biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

At February 29, 2012, our executive officers, directors and entities affiliated with certain of our directors beneficially owned approximately 58.5% of our outstanding voting common stock. Therefore, these stockholders have the ability to influence us through their ownership position. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We will incur significant increased costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance initiatives.

We became a public company on February 2, 2012. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or SEC, and the NASDAQ Global Market have imposed various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we anticipate that compliance with these rules and regulations will increase our legal, accounting and financial compliance costs substantially. In addition, these rules and regulations may make our activities related to legal, accounting and financial compliance more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain our current levels of such coverage. We estimate the additional costs we may incur to respond to these requirements to range from $0.9 million to $1.2 million annually, although unforeseen circumstances could increase actual costs.

If we fail to establish and maintain proper internal controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting for the year ending December 31, 2012. Unless we qualify for an exemption as a non-accelerated filer, under current SEC rules, our independent registered public accounting firm will also be required to deliver an attestation report on the effectiveness of our internal control over financial reporting beginning with the year ending December 31, 2013. Prior to becoming a public company, we were not required to comply with Section 404 of the Sarbanes-Oxley Act, and, as a result, we have not yet evaluated our compliance with its provisions.

If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations because there is presently no precedent available by which to measure compliance adequacy. As a consequence, we may not be able to complete our remediation process in time to meet our deadline for compliance with Section 404 of the Sarbanes-Oxley Act. Also, there can be no assurance that we will not identify one or more material weaknesses in our internal controls in connection with evaluating our compliance with Section 404 of the Sarbanes-Oxley Act. The presence of material weaknesses could result in financial statement errors which, in turn, could require us to restate our operating results.

If we are unable to conclude that we have effective internal control over financial reporting or if our independent auditors are unwilling or unable to provide us with an attestation report on the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in our operating results, our stock price could decline and we may be subject to litigation or regulatory enforcement actions. In addition, if we are unable to meet the requirements of Section 404 of the Sarbanes-Oxley Act, we may not be able to remain listed on the NASDAQ Global Market.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to decline.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Substantially all of our existing stockholders are subject to lock-up agreements with the underwriters of our IPO that restrict the stockholders’ ability to transfer shares of our common stock for at least 180 days from February 3, 2012. The lock-up agreements limit the number of shares of common stock that may be sold immediately following the public offering. Subject to certain limitations, approximately 11.4 million shares of our total outstanding shares will be eligible for sale upon expiration of the lock-up period. In addition, shares issued or issuable upon exercise of options and warrants vested as of the expiration of the lock-up period will be eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

Certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act, subject to the 180-day lock-up arrangement described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no securities or industry analysts commence coverage of our company, the trading price for our stock would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which might cause our stock price and trading volume to decline.

Our ability to use our net operating loss carry-forwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, referred to as the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We believe that, with the IPO completed in February 2012, our August 2011 Notes and other transactions that have occurred over the past three years, we may have triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including as a result of the completion of this offering. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income may be subject to limitations, which potentially could result in increased future tax liability to us.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will be limited to the value of their stock.

In addition, pursuant to the terms of the Hercules loan, for as long as the Hercules loan is outstanding, we may not pay any cash dividends on our common stock.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if an acquisition would benefit our stockholders, and could also make it more difficult to remove our current management. These provisions include:

•	authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	limiting the removal of directors by the stockholders;

•	creating a staggered board of directors;

•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of stockholders;

•	eliminating the ability of stockholders to call a special meeting of stockholders; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder, unless such transactions are approved by the board of directors. This provision could have the effect of discouraging, delaying or preventing someone from acquiring us or merging with us, whether or not it is desired by or beneficial to our stockholders. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 6,074 square feet of space for our headquarters in Chapel Hill, North Carolina under an agreement that expires in November 2014. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings

We are not a party to any legal proceedings and we are not aware of any claims or actions pending or threatened against us. In the future, we might from time to time become involved in litigation relating to claims arising from our ordinary course of business.

Item 4. Mine Safety Disclosures

Not applicable

Executive Officers

As of March 23, 2102, our executive officers are Dr. Prabhavathi Fernandes, our President and Chief Executive Officer and Mark W. Hahn, our Chief Financial Officer. Information for each is provided below.

Name	Age (as of 03/23/12)	Business Experience For Last Five Years

Prabhavathi Fernandes, Ph.D.	62	Dr. Fernandes, one of our founders, has been our President and Chief Executive Officer and a member of our board of directors since our founding in November 2005. Prior to that, she was President and Chief Executive Officer of several privately-held companies, including DarPharma, Inc. from 2003 to 2005, Ricerca Biosciences from 2000 to 2003 and Small Molecule Therapeutics from 1998 to 2000. Dr. Fernandes was Vice President, Drug Discovery of Bristol-Myers Squibb Company from 1988 to 1998, Senior Director of Squibb Pharmaceutical Research Institute from 1987 to 1988, Senior Project Leader of Abbott Laboratories from 1983 to 1987 and Senior Microbiologist of the Squibb Institute for Medical Research, the research division of E.R. Squibb and Sons, from 1980 to 1983. She has served on the advisory board of Optimer Pharmaceuticals, Inc. since 2004 and the supervisory board of GPC Biotech AG from 2004 to 2008. Dr. Fernandes served on the product development working group for Biodefense for the National Institute of Allergy and Infectious Diseases from 2003 to 2004 and the U.S. Congressional Panel for Assessment of Impact of Antibiotic Resistant Bacteria and the American Society for Microbiology Advisory Panel for Antibiotic Resistance from 1991 to 1995. Dr. Fernandes holds a B.S. in botany, zoology and chemistry from the University of Bangalore (India), an M.S. in microbiology from the Christian Medical College (India) and a Ph.D. in microbiology from Thomas Jefferson University.

Name	Age (as of 03/23/12)	Business Experience For Last Five Years

Mark W. Hahn	49	Mr. Hahn has been our Executive Vice President and Chief Financial Officer since February 2010. From 2008 to 2009, Mr. Hahn was the Chief Financial Officer of Athenix Corp., an agricultural biotechnology company, leading its merger with Bayer CropScience, where he served as Finance Director into 2010. Mr. Hahn has been the chief financial officer of various companies including GigaBeam Corporation, a telecommunications equipment company, from 2007 to 2008; BuildLinks, Inc., a software company, from 2002 to 2007; PerformaWorks, Inc., a software company, from 2001 to 2002; and Charles & Colvard, Ltd., a consumer products company, from 1996 to 2001. Mr. Hahn also served in various capacities, culminating in Senior Manager, at Ernst & Young and its predecessors from 1984 until 1996. Mr. Hahn holds a B.B.A. in accounting and finance from the University of Wisconsin-Milwaukee and is a certified public accountant in the State of Maryland.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded under the symbol “CEMP” and is quoted on the NASDAQ Global Market. Our common stock began trading on the NASDAQ Global Market on February 3, 2012, on a “when-issued” basis. On February 6, 2012, the first trading day after the distribution, “when-issued” trading with respect to our common stock ended and “regular way” trading began. As a result, our stock was not listed in any year prior to 2012.

On March 23, 2012, the closing price for the common stock as reported on the NASDAQ Global Market was $7.78.

As of March 23, 2012, there were 46 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers. We believe that, when our record holders and stockholders whose shares are held in nominee or street name by brokers are combined, we have in excess of 400 stockholders.

Dividend Policy

We currently do not plan to declare dividends on shares of our common stock in the foreseeable future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors our board deems relevant.

Pursuant to the terms of the Hercules loan, for as long as the Hercules loan is outstanding, we may not pay any cash dividends on our common stock.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this report.

Between January 1, 2008 and December 31, 2011, we have issued and sold unregistered securities in connection with private option issuances and private placements of our securities as follows:

(1)	On December 23, 2008, our subsidiary, Cempra Pharmaceuticals, Inc., entered into a Merger Agreement and Plan of Reorganization with our predecessor in interest, Cempra Holdings, LLC, whereby a wholly-owned subsidiary of Cempra Holdings, LLC was merged with and into Cempra Pharmaceuticals, Inc., leaving Cempra Pharmaceuticals, Inc. as a wholly-owned subsidiary of Cempra Holdings, LLC. Pursuant to the Merger Agreement and Plan of Reorganization, each share of Cempra Pharmaceuticals, Inc. common stock was converted into and exchanged for one common share of Cempra Holdings, LLC, each share of Cempra Pharmaceuticals, Inc. Class A preferred stock was converted into and exchanged for one Class A preferred share of Cempra Holdings, LLC, and each share of Cempra Pharmaceuticals, Inc. Class B preferred stock was converted into and exchanged for one Class B preferred share of Cempra Holdings, LLC.

(2)	On May 13, 2009, in connection with the first tranche of our Class C preferred share financing, we issued and sold an aggregate of 2,488,675 shares of Class C preferred shares to 15 accredited investors at a purchase price of $10.25 per share, for aggregate gross proceeds of $25,499,999.57. On April 16, 2010, in connection with the second tranche of our Class C preferred share financing, we issued and sold an aggregate of 2,000,700 Class C preferred shares to 15 accredited investors at a purchase price of $10.25 per share, for aggregate gross proceeds of $20,500,000.33. As a result of the Class C preferred share financing, we issued an aggregate of 4,489,375 Class C preferred shares to 15 accredited investors at a purchase price of $10.25 per share, for aggregate gross proceeds of $45,999,999.90.

(3)	On August 5, 2011, we issued and sold to 16 accredited investors the August 2011 Notes in an aggregate principal amount of $5 million and the August 2011 Warrants to purchase equity in an amount equal to 25% of the principal amount of the August 2011 Notes. Upon completion of our IPO in February 2011, the August 2011 Notes converted into shares of our common stock. Upon completion of the IPO, the August 2011 Warrants became exercisable for shares of our common stock at an exercise price equal to the IPO price of $6.00.

(4)	We granted options under our Sixth Amended and Restated 2006 Stock Plan to purchase a total of 726,715 common shares to our employees, directors, officers and consultants with exercise prices ranging from $0.48 to $2.47.

(5)	On December 20, 2011, in connection with a loan and security agreement into which we entered with Hercules, we issued Hercules a warrant to purchase up to the aggregate number of shares of our Class C preferred shares (or such stock into or for which our Class C preferred shares may convert) equal to (a) $400,000 divided by the applicable exercise price, and (b) if we draw the remaining $10.0 million, that number of shares determined by dividing $400,000 by the applicable exercise price. The exercise price per share is equal to $10.25 per share, subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection. The warrant expires on (i) December 20, 2021 or (ii) the consummation of a merger in which the holders of Class C preferred shares receive cash or cash equivalents in such transaction with an aggregate value per share of Class C preferred shares which is greater than two times the warrant’s exercise price.

(6)	Prior to the closing of our IPO, we converted from a Delaware limited liability company to a Delaware corporation. At the time of the corporate conversion, all outstanding common and preferred shares of Cempra Holdings, LLC was automatically converted into shares of common stock of Cempra, Inc., all options to purchase common shares of Cempra Holdings, LLC automatically became options to purchase shares of common stock of Cempra, Inc. and all warrants to purchase preferred shares of Cempra Holdings, LLC automatically converted into warrants to purchase shares of common stock of Cempra, Inc.

The transactions described in paragraphs (1) and (6) were exempt from registration under Section 3(a)(9) of the Securities Act as we exchanged securities in each transaction with existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange. The transactions described in paragraphs (1) and (6) were also exempt under Section 4(2) of the Securities Act as transactions not involving public offerings.

The offers, sales and issuances of the securities described in paragraphs (2), (3) and (5) were deemed to be exempt from registration under the Securities Act pursuant to Rule 506 of Regulation D in that the issuance of securities to the accredited investors did not involve a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions.

All of the issuances of securities described in paragraphs (4) and (6) with respect to options were deemed to be exempt from registration under the Securities Act pursuant to Rule 701 thereof as issuances pursuant to a compensatory benefit plan approved by our board of directors.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this report.

Condensed Consolidated Statement of Operations Data

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(in thousands, except share and per share data)

Total revenue	$—	$—	$—	$—	$—
Operating expenses:
Research and development	7,269	12,343	13,674	15,475	16,872
General and administrative	1,553	2,931	3,027	3,198	3,708

Total operating expenses	8,822	15,274	16,701	18,673	20,580

Loss from operations	(8.822)	(15,274)	(16,701)	(18,673)	(20,580)

Other income (expense), net	747	372	(1,911)	(1,002)	(641)

Net loss	(8,075)	(14,902)	(18,612)	(19,675)	(21,221)
Accretion of redeemable convertible preferred shares	(1,626)	(2,538)	(2,291)	(3,238)	(3,763)

Net loss attributable to common shareholders	$(9,701)	$(17,440)	$(20,903)	$(22,913)	$(24,984)

Basic and diluted loss per share	$(25.05)	$(35.98)	$(42.57)	$(46.60)	$(47.53)

Shares used in computation of basic and diluted loss per share	387,330	484,724	491,077	491,722	525,689

Condensed Consolidated Balance Sheet Data

	As of December 31,
	2007	2008	2009	2010	2011
	(in thousands)

Balance sheet data:
Cash and equivalents	$22,736	$9,352	$17,264	$20,048	$15,602
Working capital	22,098	7,216	8,845	18,339	11,299
Total assets	23,300	9,727	17,918	20,553	16,859
Total debt	—	—	—	—	13,962
Total shareholders’ equity (deficit)	(11,258)	(28,592)	(49,446)	(72,215)	(96,685)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under “Item 1A. Risk Factors.”

Overview

We are a clinical-stage pharmaceutical company focused on developing antibiotics to meet critical medical needs in the treatment of bacterial infectious diseases, particularly respiratory tract infections and chronic and acute stapylococcal infections. Our lead program, CEM-101, which we are developing in both oral and IV formulations initially for the treatment of CABP, one of the most serious infections of the respiratory tract, recently completed a successful Phase 2 clinical trial of the oral formulation for the treatment of CABP demonstrating comparable efficacy to the current standard of care, levofloxacin, with a favorable safety and tolerability profile. Our second program is Taksta, which we are developing in the U.S. as an oral treatment for bacterial infections caused by S. aureus, including MRSA, such as prosthetic joint infections and ABSSSI. We have successfully completed a Phase 2 ABSSSI clinical trial in patients with S. aureus infections, including MRSA, in which Taksta showed a favorable safety and tolerability profile and comparable efficacy to linezolid, the only FDA-approved oral antibiotic for treatment of MRSA. We expect to initiate in 2012 a pivotal Phase 3 trial for oral CEM-101 in patients with CABP and a Phase 2 trial for Taksta in patients with prosthetic joint infections.

We acquired worldwide rights (exclusive of ASEAN countries) to a library of over 500 macrolide compounds, including CEM-101, from Optimer in March 2006. We entered into a long-term supply arrangement with Ercros in March 2011, pursuant to which we have the exclusive right to acquire fusidic acid for the production of Taksta. We believe Ercros is one of only two currently known manufacturers that can produce fusidic acid compliant with the purity required for human use.

We have devoted substantially all of our resources to our drug development efforts, including conducting clinical trials of our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from any source. To date, we have funded our operations primarily through the private placement of convertible preferred shares. From inception in November 2005 through December 31, 2011, we raised a total of $93.3 million from the issuance of debt, sale of convertible notes, convertible preferred shares and common shares, including $5.0 million from the sale of unsecured convertible notes with warrants in August 2011 and the issuance of $10.0 million debt with warrants in December 2011.

We have incurred losses in each year since our inception in November 2005. Our net losses were approximately $18.6 million, $19.7 million and $21.2 million for the years ended December 31, 2009, 2010 and 2011, respectively. As of December 31, 2011, we had an accumulated deficit of approximately $96.7 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	initiate or continue our clinical trials of CEM-101 and Taksta and our other product candidates;

•	operate as a public company;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	build appropriate manufacturing facilities for the manufacture of, or outsource the manufacture of, any products for which we may obtain regulatory approval;

•	establish our own sales force, or contract with third parties, for the sales, marketing and distribution of any products for which we obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

We do not expect to generate product revenue unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. Accordingly, we will need to raise additional capital prior to the commercialization of CEM-101 and Taksta or any of our other product candidates. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operating activities through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

Our Board of Directors approved a 1-for-9.5 reverse stock split of our common and preferred shares on January 12, 2011, which became effective on January 29, 2012. All references to common stock, common shares outstanding, average number of common shares outstanding and per share amounts in our consolidated financial statements and notes to consolidated financial statements have been restated to reflect the 1-for-9.5 reverse stock split on a retroactive basis.

Financial Overview

Revenue

To date, we have not generated revenue from the sale of any products or from any other source. In the future, we anticipate generating revenue from a combination of sales of our products, if approved, whether through our own or a third-party sales force, and license fees, milestone payments and royalties in connection with strategic collaborations regarding any of our product candidates. We expect that any revenue we generate will fluctuate from quarter to quarter. If we or our strategic partners fail to complete the development of CEM-101 or Taksta in a timely manner or obtain regulatory approval for them, or if we fail to develop our own sales force or find one or more strategic partners for the commercialization of approved products, our ability to generate future revenue, and our financial condition and results of operations would be materially adversely affected.

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting pre-clinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates. We recognize our research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•	employee-related expenses, which include salaries, benefits and share compensation expense, for personnel in research and development functions;

•

fees paid to consultants and clinical research organizations, or CROs, in connection with our clinical trials, and other related clinical trial costs, such as for investigator grants, patient screening, laboratory work and statistical compilation and analysis;

•	costs related to acquiring and manufacturing clinical trial materials;

•	costs related to compliance with regulatory requirements;

•	consulting fees paid to third parties related to non-clinical research and development;

•	research supplies; and

•	license fees and milestone payments related to in-licensed technologies.

From inception through December 31, 2011, we have incurred $66.9 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we seek to complete development of CEM-101 for CABP and Taksta for ABSSSI and to further advance our other product candidates.

Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and related clinical trial fees. Our internal resources, employees and infrastructure are not directly tied to any individual research project and are typically deployed across multiple projects. Through our clinical development programs, we are advancing CEM-101 and Taksta in parallel primarily for the treatment of CABP and ABSSSI, respectively, as well as for other indications. Through our pre-clinical development programs, we are seeking to develop macrolide product candidates for non-antibacterial indications.

The following table sets forth costs incurred on a program-specific basis for CEM-101 and Taksta, excluding personnel-related costs. Macrolide research includes costs for discovery programs. All employee-related expenses for those employees working in research and development functions are included in “Research and development payroll” in the table, including salary, bonus, employee benefits and share-based compensation. We do not allocate insurance or other indirect costs related to our research and development function to specific product candidates. Those expenses are included in “Indirect research and development expense” in the table.

	Year Ended December 31,
	2009	2010	2011
	(in thousands)

Direct research and development expense by program:
CEM-101	$5,483	$10,173	$14,129
Taksta	5,878	2,903	282
Macrolide research	260	89	162
Research and development personnel cost	1,520	1,751	1,865

Total direct research and development expense	13,141	14,916	16,438
Indirect research and development expense	533	558	434

Total research and development expense	$13,674	$15,474	$16,872

The successful development of our clinical and pre-clinical product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our clinical or pre-clinical product candidates or the period, if any, in which material net cash inflows from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;

•	future clinical trial results; and

•	the timing of regulatory approvals.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

We are currently planning our pivotal trial program for CEM-101, which we believe will require three Phase 3 trials, including one trial with oral CEM-101 and two trials with IV CEM-101 stepping down to oral CEM-101. All of these trials will be randomized, double-blinded studies conducted against a comparator drug agreed upon with the FDA, for which we will have to show non-inferiority from an efficacy perspective and acceptable safety and tolerability. We are planning to discuss our proposed pivotal trial program with the FDA at our end of Phase 2 meeting for oral CEM-101, which we expect will occur in the second quarter of 2012. We expect to begin the Phase 3 trial with oral CEM-101 in the second half of 2012. Following completion of our ongoing Phase 1 trial with IV CEM-101, we plan to commence our IV-to-oral Phase 3 trials.

We have successfully completed a Phase 2 clinical trial with Taksta in ABSSSI patients. In this trial, the Taksta loading dose regimen demonstrated a favorable safety and tolerability profile and efficacy that was comparable to linezolid. We have completed a successful end of Phase 2 meeting with the FDA in which we presented our plan to conduct two Phase 3 clinical trials for Taksta as a treatment for ABSSSI; however at this time, we do not intend to commence Phase 3 trials in ABSSSI without a collaborative partner. We plan to initiate a Phase 2 trial with Taksta in patients with prosthetic joint infections in 2012.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including share-based compensation, for employees in executive, operational, finance and human resources functions. Other significant general and administrative expenses include professional fees for accounting, legal, and information technology services, facilities costs, and expenses associated with obtaining and maintaining patents.

We expect that our general and administrative expenses will increase with the continued development and potential commercialization of our product candidates and as we operate as a public company. We believe that these increases will likely include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel and increased fees for outside consultants, lawyers and accountants. We also expect to incur significant costs to comply with corporate governance, internal controls and similar requirements applicable to public companies.

Other Income (Expense), Net

Interest income consists of interest earned on our cash and equivalents as well as changes in fair value of warrants issued in connection with the August 2011 Notes. We expect our interest income to increase following this offering as we invest the net proceeds from this offering pending their use in our operations.

Interest expense in 2009 and 2010 consisted primarily of non-cash interest costs related to changes in the fair value of our Class C purchase option described below. Interest expense in 2011 consists of interest accrued under the August 2011 Notes and the Hercules loan as described below.

In August 2011, we issued unsecured convertible notes, referred to as the August 2011 Notes, in the original aggregate principal amount of $5.0 million. The August 2011 Notes bear interest at a rate of 10.0% per annum, mature on August 4, 2012 and preclude us from incurring any other debt in excess of $0.5 million or granting a security interest in any of our assets without the consent of the noteholders. This restriction was revised by our shareholders in connection with the Hercules loan in December 2011. These notes will convert into shares of common stock in connection with the IPO completed in February 2012. Additionally, we granted warrants to the holders of the August 2011 Notes, which, after completion of the IPO in February 2012, became exercisable for shares of common stock with an exercise price equal to the IPO price of $6.00.

In December 2011, we and the holders of the August 2011 Notes agreed to extend the maturity dates of the August 2011 Notes to May 29, 2016. We did not record any gain or loss in connection with the extension of the maturity date of the August 2011 Notes because we determined that the extension of the maturity date of the August 2011 Notes met the criteria of a troubled debt restructuring outlined in ASC Topic 470-60, Troubled Debt Restructurings.

In December 2011, we entered into a $20.0 million loan and security agreement with Hercules (the December 2011 Notes) and borrowed $10.0 million upon closing. The debt bears interest at a rate of 9.55% per annum and matures on December 1, 2015. In connection with the loan agreement, we entered into a warrant agreement with Hercules, under which Hercules has the right to purchase up to the aggregate number of shares of Class C preferred shares (or such stock into or for which the Class C preferred shares may convert) equal to (a) that number of shares determined by dividing 4.0% of the first $10,000,000 borrowed under the loan agreement by the applicable exercise price, and (b) that number of shares determined by dividing 4.0% of the advances made under the second $10,000,000 in advance, if any, by the applicable exercise price. The exercise price per share will be equal to $10.25 per share subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection. The warrant expires on (i) the later to occur of (a) December 20, 2021 or (b) five years after an initial public offering, should we effect one, or (ii) the consummation of a merger in which the holders of Class C preferred shares receive cash or cash equivalents in such transaction with an aggregate value per share of Class C preferred shares which is greater than two times the warrant’s exercise price. Proceeds equal to the fair value of the warrants was recorded as a liability at the date of issuance and the borrowings under the Hercules loan will be increased to equal the face amount of the borrowings plus interest through interest expense over the term of the loan using the effective interest method. Each period, we will mark to market the warrant and any changes in fair value will be recorded in other income (expense).

In connection with closing of the first tranche of our Class C redeemable convertible preferred share financing in 2009, the investors had the option to purchase a pro rata amount of Class C preferred shares in the second tranche at any time prior to the earlier of the closing of the second tranche or September 30, 2010. In accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 480, Distinguishing Liabilities from Equity, we allocated $5.2 million of the Class C proceeds to the fair value of this purchase option, referred to as the Class C purchase option, and recorded it as a liability at the closing of the first tranche of Class C preferred shares. At each reporting period and immediately prior to conversion, any change in the fair value of the Class C purchase option was recorded as interest expense or income. We measured the fair value of the Class C purchase option based upon contemporaneous valuations and utilized the Black-Scholes option-pricing model at each balance sheet date. The Class C purchase option was automatically exercised for Class C preferred shares at the time of the closing of the second tranche of our Class C preferred share offering in April 2010 and, accordingly, the Class C purchase option was converted to Class C preferred shares.

We also reported other income of $0.5 million during the year ended December 31, 2010 due to our receipt of a qualifying therapeutic discovery project tax credit in this amount pursuant to Section 48D of the Internal Revenue Code. We did not have any other items of other income or expense during the years ended December 31, 2008 and 2009.

Accretion of Redeemable Preferred Shares

Our redeemable convertible preferred shares were initially recorded on our balance sheet at their cost, less associated issuance costs. The amount reflected on the balance sheet for our convertible preferred shares is increased by periodic accretion so that the amount reflected on the balance sheet will equal the aggregate redemption price at the redemption date. Since inception, we have recorded cumulative accretion related to share issuance costs of $0.3 million.

Yield is cumulative and payable to the holders of preferred shares in advance of any distributions on common shares but only when, if and as declared by our board of directors. The holders of Class C preferred shares have been earning an annual yield at a rate of 8.0% of the original purchase price since May 13, 2009. Through May 13, 2009, the holders of Class A preferred shares and Class B preferred shares earned an annual yield at a rate of 8.0% of the original purchase price. Since inception, we have recorded cumulative yield of $13.4 million as of December 31, 2011 through periodic accretions which increase the carrying value of the preferred shares and is charged against additional paid-in capital to the extent available or shareholders’ equity (deficit).

The Class C holders have the right and option, after the fifth anniversary of the original issue date, or May 13, 2014, by a vote of 60% of the Class C holders (including at least one of two specified holders), to require us to redeem the Class C shares at a redemption price equal to the original price per share plus all cumulative and undeclared yield. If the Class C holders elect to redeem their shares, the Class A and Class B holders have the right and option, by a vote of holders of two-thirds of the Class A and Class B shares, voting together as a single class, to require us to redeem the Class A and Class B shares at a redemption price equal to the original price per share plus all cumulative and undeclared dividends.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our financial statements. We evaluate our estimates and judgments, including those related to accrued expenses and share-based compensation, on an ongoing basis. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Our significant accounting policies are described in more detail in the notes to our audited consolidated financial statements included in this report. We believe the following accounting policies to be most critical to the judgments and estimates used in preparation of our financial statements and such policies have been reviewed and discussed with our audit committee.

Accrued Expenses

As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with applicable vendor personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include:

•	fees paid to CROs in connection with pre-clinical or clinical trials;

•	fees paid to investigative sites in connection with clinical trials;

•	milestone payments; and

•	unpaid salaries, wages and benefits.

We accrue our expenses related to clinical trials based on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we will adjust the accrual accordingly. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. We do not currently anticipate the future settlement of existing accruals to differ materially from our estimates.

Valuation of Financial Instruments

Purchase Option Liability

We accounted for our Class C purchase option in accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, which requires that a financial instrument, other than an outstanding share, that, at inception, includes an obligation to repurchase the issuer’s equity regardless of the timing or likelihood of the redemption, shall be classified as a liability. We measured the fair value of the Class C purchase option based upon contemporaneous valuations and utilized the Black-Scholes option-pricing model at each balance sheet date. We recorded changes in fair value of the Class C purchase option as interest income or expense.

The significant assumptions we used in estimating the fair value of the Class C purchase option included the strike price, estimated volatility, risk-free interest rate, estimated fair value of the Class C preferred shares, and the estimated life of the Class C purchase option. These assumptions were used to establish an expected set of cash flows which were probability-weighted and present valued to determine a fair value.

The Class C purchase option was automatically exercised for Class C preferred shares at the time of the closing of the second tranche of our Class C preferred share offering in April 2010 and, accordingly, the Class C purchase option liability was converted to Class C preferred shares.

Liability-classified warrants

In connection with the issuance of the August 2011 Notes, we issued warrants, referred to as the August 2011 Warrants, that have a term of seven years. The August 2011 Warrants give holders the right to purchase a certain number of our shares or securities at a specified exercise price respective to the first of the following scenarios to occur: (i) a Company or subsidiary sale (as defined in the August 2011 Warrants); (ii) maturity of the August 2011 Notes; (iii) a Qualified Private Financing, or QPF; or (iv) an initial public offering. Upon either a Company or subsidiary sale or upon maturity of the August 2011 Notes, the August 2011 Warrants will be convertible into the number of Class C preferred shares equal to 25% of the principal amount of the August 2011 Notes divided by the Class C Conversion Price. Upon either a QPF or a initial public offering, the August 2011 Warrants will be convertible into the number of either the QPF or IPO securities equal to 25% of the principal amount of the August 2011 Notes divided by either the price per share of the securities issued in the QPF or the offering price of our common shares (or equivalent security) in the IPO, respectively. Upon completion of our IPO on February 8, 2012, the warrants became exercisable for 876,621 shares of our common stock at an exercise price of $6.00 per share.

The fair value of the warrants is determined using a Black-Scholes model. The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of our common stock, the historical volatility of the stock prices of our peer group, risk-free rates based on U.S. Treasury security yields, the expected term of the warrants and our dividend yield. Changes in these assumptions can materially affect the fair value estimate. We continue to classify the estimated fair value of the warrants as a liability until the completion of our IPO when the warrant liability was reclassified to additional paid-in capital.

In connection with the $20,000,000 loan and security agreement with Hercules and borrowed $10,000,000 upon closing on December 20, 2011, we entered into a warrant agreement with Hercules, under which Hercules has the right to purchase up to the aggregate number of shares of Class C preferred shares (or such stock into or for which the Class C preferred shares may convert) equal to (a) that number of shares determined by dividing 4.0% of the first $10,000,000 borrowed under the loan agreement by the applicable exercise price, provided that if we have not raised at least $25,000,000 in one or more equity financings, including, without limitation, an initial public offering, strategic financings, convertible debt transactions, or a strategic transaction with terms reasonably acceptable to Hercules, or any combination thereof, by June 30, 2012, the warrant shall be exercisable for an aggregate number of shares equal to 6.0% of the first $10,000,000 advance divided by the applicable exercise price, and (b) that number of shares determined by dividing 4% of the advances made under the second $10,000,000 in advance, if any, by the applicable exercise price. The exercise price per share will be equal to the lesser of $10.25 per share and the price per share paid by investors in the next round of equity financing, unless an initial public offering occurs first, in which case the exercise price will be equal to $10.25 per share, in each case subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection. The warrant expires on (i) the later to occur of (a) December 20, 2021 or (b) five years after an initial public offering, should we effect one, or (ii) the consummation of a merger in which the holders of Class C preferred shares receive cash or cash equivalents in such transaction with an aggregate value per share of Class C preferred shares which is greater than two times the warrant’s exercise price. Proceeds equal to the fair value of the warrants will be recorded as a liability at the date of issuance and the borrowings under the Hercules loan will be increased to equal the face amount of the borrowings plus interest through interest expense over the term of the loan using the effective interest method.

The fair value of the Hercules warrants is determined using a Binomial model. The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of our common stock, the historical volatility of the stock prices of our peer group, risk-free rates based on U.S. Treasury security yields, the expected term of the warrants and our dividend yield. Changes in these assumptions can materially affect the fair value estimate. We will continue to classify the estimated fair value of the Hercules warrant as a liability and record changes in fair value in other income (expense).

Share-Based Compensation

In accordance with FASB ASC Topic 718, Stock Compensation, as modified or supplemented, we measure compensation cost for share-based payment awards granted to employees and non-employee directors at fair value using the Black-Scholes option-pricing model. We recognize compensation expense on a straight-line basis over the service period for awards expected to vest. Share-based compensation cost related to share-based payment awards granted to non-employees is adjusted each reporting period for changes in the fair value of our shares until the measurement date. The measurement date is generally considered to be the date when all services have been rendered or the date that options are fully vested.

Share-based compensation expense includes options granted to employees and non-employees and has been reported in our statements of operations as follows:

	Year Ended December 31,
	2009	2010	2011
	(in thousands)

Research and development	$48	$58	$158
General and administrative	75	108	286

Total	$123	$166	$444

We calculate the fair value of share-based compensation awards using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of subjective assumptions, including share price volatility, the expected life of options, risk-free interest rate and the fair value of the underlying common shares on the date of grant. In developing our assumptions, we take into account the following:

•

we do not have sufficient history to estimate the volatility of our common share price. We calculate expected volatility based on reported data for selected reasonably similar publicly traded companies for which the historical information is available. For the purpose of identifying peer companies, we consider characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status. We plan to continue to use the guideline peer group volatility information until the historical volatility of our common shares is relevant to measure expected volatility for future option grants;

•	we determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant;

•	the assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future;

•	we determine the average expected life of options based on the mid-point between the vesting date and the contractual term; and

•	we estimate forfeitures based on our historical analysis of actual option forfeitures.

The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2009, 2010, and 2011 are set forth below:

	Year Ended December 31,
	2009		2010		2011
	Employees	Non- employees	Employees	Non- employees	Employees	Non- employees

Volatility	83.1%	81.9%	75.2%	76.7%	73.9%	N/A
Risk-free interest rate	3.0%	3.0%	2.2%	3.1%	2.5%	N/A
Expected dividend yield	0%	0%	0%	0%	0%	N/A
Expected life of options (in years)	6.1	9.6	5.9	9.1	6.1	N/A

The following table presents the grant dates, number of underlying shares and related exercise prices of options granted to employees and non-employees, including non-employee directors, from January 1, 2010 through December 31, 2011, as well as the estimated fair value of the options and the underlying common shares on the grant date.

Date of Grant	Number of Shares Subject to Options Granted	Exercise Price Per Share	Estimated Fair Value Per Common Share at Grant Date	Reassessed Fair Market Value Per Common Share

February 2, 2010	46,890	$2.09	$2.09	$2.09
February 19, 2010	1,053	$2.09	$2.09	$2.09
July 28, 2010	167,585	$2.09	$2.09	$2.09
December 8, 2010	176,083	$2.09	$2.09	$4.28
March 1, 2011	101,772	$2.28	$2.28	$5.04

The estimated fair value per common share in the table above represents the determination by our board of directors of the fair value of our common shares as of the date of grant, taking into consideration various objective and subjective factors, including the conclusions of valuations of our common shares, as discussed below.

Due to the absence of an active market for our common shares, the fair value of our common shares for purposes of determining the exercise price for option grants was determined in good faith by our board of directors, with the assistance and upon the recommendation of management, based on a number of objective and subjective factors consistent with the methodologies outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, referred to as the AICPA Practice Aid, including:

•	the common shares underlying the option involved illiquid securities in a private company;

•

the prices of our Class A, Class B and Class C preferred shares sold by us primarily to outside investors in arm’s length transactions, and the rights, preferences and privileges of the preferred shares relative to the common shares;

•	our results of operations, financial position and the status of our research and development efforts, including the status of clinical trials for our product candidates under development;

•	the composition of, and changes to, our management team and board of directors;

•	the material risks related to our business;

•	our business strategy;

•	achievement of enterprise milestones, including the results of clinical trials and our entry into or termination of collaboration and license agreements;

•	the market performance of publicly traded companies in the life sciences and biotechnology sectors, and recently completed mergers and acquisitions of companies comparable to us;

•	the likelihood of achieving a liquidity event for the holders of our common shares and options, such as, an initial public offering given prevailing market conditions;

•	external market conditions affecting the life sciences and biotechnology industry sectors; and

•	contemporaneous valuations of our common shares prepared by independent third-party consultants.

Option Grants in February 2010

Our board of directors granted options on February 2, 2010 and on February 19, 2010, with each option having an exercise price of $2.09 per share. In establishing this exercise price, in addition to the objective and subjective factors discussed above, our board of directors also considered input from management, as well as the most recent available common share valuation as of May 13, 2009. Pursuant to the May 13, 2009 contemporaneous valuation, the fair value of our common shares was determined to be $2.09 per share.

In the May 13, 2009 contemporaneous valuation, the two market approaches used to determine the fair market value of our equity were the Direct Market Data Method and a limited guideline public company analysis. Estimates from these methods were then utilized within an income approach, the Discounted Future Returns Model. For purposes of the discounted future returns method, our estimated future revenues from the sale or licensing of product candidates and earnings before interest, tax, depreciation and amortization (or EBITDA) were estimated for 2010 – 2015, the period which a liquidity event was expected. Once the fair market value of our equity was determined, it was allocated among our preferred and common shares outstanding using the probability weighted expected return method, or PWERM. Under the PWERM approach, share value is derived from the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class. The fair value of our common shares was estimated using a probability-weighted analysis of the present value of the returns afforded to common shareholders under two future shareholder exit or liquidity event scenarios: an initial public offering, or IPO, and a private sale to a larger private or public company.

In the May 13, 2009 contemporaneous valuation, a probability weighting was used for each exit event scenario. The probability weightings assigned to the respective exit scenarios were primarily based on consideration of our various drug development programs, industry clinical success rates, our expected near-term and long-term funding requirements, and an assessment of the current financing and biotechnology industry environments at the time of the valuation. The expected timing of either of these exit events occurring was 2.8 years from the valuation date.

In the May 13, 2009 contemporaneous valuation, we applied a discount for lack of marketability of 40% to reflect the fact that our common shares represented a minority interest in our company and there was no market mechanism to sell these shares. A common shareholder would have to wait for a liquidity event such as an IPO or a sale of our company to enable the sale of the common shares. We used an option pricing model to determine the value of this lack of marketability. We also applied an additional 10% discount to reflect the incremental risk from both scientific and financial risk factors.

The board of directors then determined that the events and circumstances that occurred between May 13, 2009 and February 2010 did not indicate a significant change in the fair value of our common shares during that period. The additional specific facts and circumstances considered by our board of directors for the February 2010 valuations included the following:

•	the second tranche of our Class C redeemable preferred share financing was anticipated to close in the first half of 2010; and

•	two newly elected directors joined our board of directors.

Based on all of these factors, our board of directors determined that the fair value of our common shares at both February 2, 2010 and February 19, 2010 was $2.09 per share. In connection with the preparation of our consolidated financial statements included in this report, we reassessed the fair value of our common shares for financial reporting purposes at February 2, 2010 and February 19, 2010 and determined that no adjustment was necessary.

Option Grants on July 28, 2010

Our board of directors granted options on July 28, 2010 with each option having an exercise price of $2.09 per share. In establishing this exercise price, in addition to the objective and subjective factors discussed above, our board of directors also considered input from management, as well as the most recent available common share valuation completed in May 2010 performed contemporaneously as of December 31, 2009 pursuant to which the fair value of our common shares was determined to be $1.71 per share.

In the December 31, 2009 contemporaneous valuation, the discounted cash flow, or DCF, method, which is an accepted method within the income approach, was used to determine the fair market value of our equity. Once the fair market value of our equity was determined, it was allocated among our preferred and common shares outstanding using the option pricing method. These methods are outlined in the AICPA Practice Aid and are discussed in further detail below.

To reach enterprise value as of December 31, 2009, a valuation using DCF methodology at the valuation date was performed. Under the DCF method, the fair value of the business is estimated based on the stream of benefits investors expect to receive, the timing of such benefits and the risk borne by investors.

Once the enterprise value pursuant to the DCF analyses was determined, the enterprise value was allocated among our various classes of shares outstanding based on the characteristics of each such class and its claim on our assets. Our equity outstanding as of the valuation date included preferred shares, common shares and the Class C purchase option. Stock characteristics that were factored into the analyses included liquidation preferences, participation features, convertibility features and value sharing between classes of shares. Since the proceeds of any liquidation event are to be divided among the holders of our preferred shares prior to any distribution to the holders of our common shares, it was determined that the common shares have the nature of a call option, with a claim on the enterprise at an exercise price equal to the remaining value immediately after the preferred shares are liquidated. Accordingly, the option pricing method was used to estimate the value of our common shares. Under the option pricing method, taken into account were the relative seniority, rights, liquidation preferences and conversion ratios of the convertible preferred shares, common shares and the Class C purchase option as of the valuation date under the following two future shareholder exit or liquidity event scenarios: a sale of our company, referred to as the Sale scenario; and an IPO if we were not sold, referred to as the IPO scenario.

Restricted securities can generally be purchased at prices substantially below those of identical but freely marketable securities due to the very real risk of market decline inherent in holding restricted securities. As such the valuation relied on the Finnerty Model, which relates discount for lack of marketability to the length of the holding period for unregistered equity in a publicly traded corporation’s stock, and the volatility of the underlying publicly traded equity. Using assumptions previously determined for the application of the option pricing model at the valuation date, the Finnerty Model indicated a discount for lack of marketability of approximately 15% for the common shares. As such, a discount for lack of marketability of 15% was applied. The discount for lack of marketability used in the December 31, 2009 valuation was lower than the discount for lack of marketability used in the May 13, 2009 valuation because the December 31, 2009 valuation assumed that a liquidity event would occur in a shorter period from the date of the valuation than did the May 13, 2009 valuation.

The fair market value of our common shares was estimated using the option pricing method utilizing the binomial model described above, with the following assumptions for each scenario: Sale scenario: a risk-free interest rate of 0.5%, a dividend yield of 0%, volatility of the expected market value of our total invested equity of approximately 66.0%, and an expected term of one year; and IPO scenario: a risk-free interest rate of 1.0%, a dividend yield of 0%, volatility of the expected market value of our total invested equity of approximately 66.0% and an expected term of 1.75 years. Based on the foregoing, it was determined by the contemporaneous valuation that the fair value of our common shares in December 2009 was $1.71 per share.

The board of directors then determined that there were events and circumstances that occurred between December 31, 2009 and July 2010 that indicated the fair value of our common shares should remain at the $2.09 as had been determined by the board in February 2010. The additional specific facts and circumstances considered by our board of directors for its July 2010 valuation included:

•	our having received $20.5 million from the closing of the second tranche of our Class C redeemable preferred share financing in April 2010;

•	preparation for enrollment in our CEM-101 Phase 2 oral trial that commenced in July 2010; and

•	our having received favorable Taksta Phase 2 clinical trial data in July 2010.

Based on all of these factors, the board determined that the fair value of our common shares at July 28, 2010 was $2.09 per share. In connection with the preparation of our consolidated financial statements included in this report, we reassessed the fair value of our common shares for financial reporting purposes at July 28, 2010 and determined that no adjustment was necessary.

Option Grants on December 8, 2010

Our board of directors granted options on December 8, 2010, with each option having an exercise price of $2.09 per share.

In connection with the preparation of our consolidated financial statements included in this report, after giving consideration to the estimated values that could be obtained in an IPO in the first quarter of 2012 and based on market and other conditions, we determined in September 2011, that the grant date fair value of the options granted on December 8, 2010 required adjustment. Accordingly, we reassessed the fair value of our common shares at December 8, 2010 for financial reporting purposes. In light of current market factors in the third quarter of 2011, we used a PWERM approach to retrospectively reassess the value of our common shares as of December 8, 2010.

In reassessing the fair value of our common shares, the board of directors considered the factors in their previous assessment of the December 8, 2010 fair value assessment, including:

•	in September 2010, we commenced enrollment of patients in our CEM-101 Phase 2 oral trial;

•	in September 2010, we commenced enrollment of healthy volunteers in our Phase 1 IV trial of CEM-101;

•	in October 2010, we had a successful end of Phase 2 meeting with the FDA on Taksta for ABSSSI; and

•	in December 2010, we began significant discussions with potential partners for Taksta for ABSSSI.

In August 2011, we decided to pursue an initial public offering of our common shares and held an organizational meeting with underwriters. In light of this fact, management determined that it was prudent to reassess its previous determination of fair market value of common stock. Accordingly, a retrospective valuation was performed as of December 31, 2010 using a discounted cash flow, or DCF, method, which is an accepted method within the income approach, to determine the fair market value of our equity. To arrive at an average enterprise value, a DCF was prepared utilizing various scenarios, including: partnership funding for one or both CEM-101 and Taksta; an acquisition of one or both CEM-101 and Taksta; an acquisition of the entire company; partial partnership of one product candidate and no additional efforts on the other product candidate; and/or a liquidation of the company. In each of these scenarios, we prepared a discounted cash flow assessment, which included product revenue as early as 2015 and income from operations beginning in 2018. Once the fair market value for our equity was determined, it was allocated among our preferred and common shares using the probability weighted return method or PWERM. Under the PWERM approach, share value is derived from the probability weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class. The fair value of our common shares was estimated using a probability-weighted analysis of the present value of the returns afforded to common shareholders under eight future shareholder exit or liquidity event scenarios, including an IPO, a sale to a larger private or public company, and a liquidation of our company, each with different timelines and valuations. We discounted the probability-weighted cash flows from each liquidation date to the valuation date using our weighted-average cost of capital. In the retrospective valuation, the weightings previously assigned to an IPO exit scenario were updated to assign additional weighting to these outcomes. In addition, the timing of the exit scenarios was also updated in order to be consistent with the assumed IPO timeline established by management with the underwriters in August 2011.

After applying a discount for lack of marketability of 10%, the retrospective valuation indicated a fair market value of $4.28 per share. Restricted securities can generally be purchased at prices substantially below those of identical but freely marketable securities due to the very real risk of market decline inherent in holding restricted securities. As such the valuation relied on the Finnerty Model, which relates discount for lack of marketability to the length of the holding period for unregistered equity in a publicly traded corporation’s stock, and the volatility of the underlying publicly traded equity. Using assumptions previously determined for the application of the option pricing model at the valuation date, the Finnerty Model indicated a discount for lack of marketability of approximately 10% for the common shares. As such, a discount for lack of marketability of 10% was applied. The increase in the fair market value from $2.09 per common share at July 28, 2010 to $4.28 per common share at December 8, 2010, was primarily driven by the timing of the exit scenarios and the weightings assigned to the liquidity events. The timing of the exit scenarios was updated to reflect our discussions with underwriters in August of 2011 surrounding our IPO. In the reassessment of our fair market value of common stock as of December 8, 2010, we assigned 52.5% probability to the IPO scenarios; 17.5% probability to the merger and acquisition scenarios; and 30% to the liquidation scenario.

Based on these factors, our board of directors determined that the retrospectively reassessed fair value of our common shares for financial reporting purposes at December 8, 2010 was $4.28 per share. The compensation charges reflected in our consolidated financial statements included in this report reflect the reassessments of fair value that we conducted with respect to the December 8, 2010 option grants in the nine-month period ended September 30, 2011. No adjustment was recorded for the year ended December 31, 2010, as such amounts were immaterial.

Option Grants on March 1, 2011

Our board of directors granted options on March 1, 2011, with each option having an exercise price of $2.28 per share.

In connection with the preparation of our consolidated financial statements included in this report, after giving consideration to the estimated values that could be obtained in an IPO in the first quarter of 2012 and based on market and other conditions, we determined in September 2011, that the grant date fair value of the options granted on March 1, 2011 required adjustment. Accordingly, we reassessed the fair value of our common shares at March 1, 2011 for financial reporting purposes. In light of current market factors in the third quarter of 2011, we used a PWERM approach to retrospectively reassess the value of our common shares as of March 1, 2011.

In reassessing the fair value of our common shares, the board of directors considered the factors in their previous assessment of the March 1, 2011 fair value assessment, including:

•

in March 2011, the Data Safety Monitoring Board concluded that our Phase 2 oral trial of CEM-101 would need no further meetings with that body, based upon the safety and efficacy data it had reviewed to date; and

•	we were in active discussions with multiple potential partners to potentially license multiple territories and channels for Taksta.

In August 2011, we decided to pursue an initial public offering of our common shares and held an organizational meeting with underwriters. In light of this fact, management determined that it was prudent to reassess its previous determination of fair market value of our common shares. Accordingly, a retrospective valuation was performed as of March 31, 2011 using a DCF method, which is an accepted method within the income approach, to determine the fair market value of our equity. To arrive at an average enterprise value, a DCF was prepared utilizing various scenarios, including: partnership funding for one or both CEM-101 and Taksta; an acquisition of one or both CEM-101 and Taksta; an acquisition of the entire company; partial partnership of one product candidate and no additional efforts on the other product candidate; and/or a liquidation of the company. In each of these scenarios, we prepared a discounted cash flow assessment, which included product revenue as early as 2015 and income from operations beginning in 2018. Once the fair market value for our equity was determined, it was allocated among our preferred and common shares using the probability weighted return method or PWERM. Under the PWERM approach, share value is derived from the probability weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class. The fair value of our common shares was estimated using a probability-weighted analysis of the present value of the returns afforded to common shareholders under eight future shareholder exit or liquidity event scenarios, including an IPO, a sale to a larger private or public company, and a liquidation of our company, each with different timelines and valuations. We discounted the probability-weighted cash flows from each liquidation date to the valuation date using our weighted-average cost of capital. In the retrospective valuation, the weightings previously assigned to an IPO exit scenario were updated to assign additional weighting to these outcomes. In addition, the timing of the exit scenarios was also updated in order to be consistent with the assumed IPO timeline established by management with the underwriters in August 2011.

After applying a discount for lack of marketability of 10%, the retrospective valuation indicated a fair market value of $5.04 per share. Restricted securities can generally be purchased at prices substantially below those of identical but freely marketable securities due to the very real risk of market decline inherent in holding restricted securities. As such the valuation relied on the Finnerty Model, which relates discount for lack of marketability to the length of the holding period for unregistered equity in a publicly traded corporation’s stock, and the volatility of the underlying publicly traded equity. Using assumptions previously determined for the application of the option pricing model at the valuation date, the Finnerty Model indicated a discount for lack of marketability of approximately 10% for the common shares. As such, a discount for lack of marketability of 10% was applied. The increase in the fair market value from $4.28 per common share at December 8, 2010 to $5.04 per common share at March 1, 2011, was primarily driven by the timing of the exit scenarios and the weightings assigned to the liquidity events. The timing of the exit scenarios was updated to reflect our discussions with underwriters in August of 2011 surrounding our IPO. We assigned 62.5% probability to the IPO scenarios; 17.5% probability to the merger and acquisition scenarios; and 20% to the liquidation scenario. These scenarios were more heavily weighted towards an IPO scenario on or before March 2012, which indicated a higher enterprise valuation than the other scenarios. In addition, as previously described, we discounted the probability-weighted cash flows from each liquidation date to the valuation date using our weighted-average cost of capital. As the remaining time between the valuation date and the most probable scenario, or IPO scenario, of March 31, 2012 decreased, the impact of the discount applied also decreased. These factors led to increase in value associated with our equity.

Based on these factors, the board determined that the retrospectively reassessed fair value of our common shares for financial reporting purposes at March 1, 2011 was $5.04 per share. The compensation charges reflected in our consolidated financial statements included in this report reflect the reassessments of fair value that we conducted with respect to the March 1, 2011 option grants in the nine months ended September 30, 2011.

There are significant judgments and estimates inherent in the determination of these valuations. These judgments and estimates include assumptions regarding our future performance; the time to completing an IPO, a strategic merger or sale, or other liquidity event; and the timing and probability of continuing to successfully progress our various product candidates toward commercialization, as well as determinations of the appropriate valuation methods. If different assumptions had been applied in the valuations, our share-based compensation expense, net loss and net loss per share could have been significantly different. While the assumptions used to calculate and account for share-based compensation awards represents management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if revisions are made to the underlying assumptions and estimates, our share-based compensation expense could vary significantly from period to period.

Despite the fact that there have been no additional stock option grants since March 1, 2011, we performed a contemporaneous valuation of the fair market value of our common stock at August 1, 2011, September 30, 2011 and again at December 31, 2011, which indicated a fair market value of $6.46 per common share, $8.45 per common share and $9.88 at each valuation date, respectively.

In the August 1, 2011, September 30, 2011 and the December 31, 2011 contemporaneous valuations, the discounted cash flow, or DCF, method was consistently applied to determine the fair market value of our equity or enterprise value. Once the fair market value for the equity was determined, it was allocated among our preferred and common shares using the probability weighted return method, or PWERM. The fair value of our common shares was estimated using a probability-weighted analysis of the present value of the returns afforded to common shareholders under eight future exit or liquidity event scenarios, including: an initial public offering, or IPO; a sale to a larger private or public company; and a liquidation of the company; each with different timelines and valuations. We discounted the probability-weighted cash flows from each liquidation date to the valuation date using its weighted-average cost of capital. In the December 31, 2011 contemporaneous valuation, we assigned additional weighting to the IPO exit scenarios, which was based primarily on the consideration of our successes in its various drug development programs, increased discussions with potential partners for Taksta and the planned filing of the registration statement on Form S-1 in October 2011. In addition, the other qualitative factors considered in the August 1, 2011, September 30, 2011 and December 31, 2011 contemporaneous valuations, included:

•

From a qualitative perspective, during the fourth quarter of 2011, we decided to immediately pursue the development of Taksta as a treatment for prosthetic joint infections, which decreased our expected development costs and increased our potential product revenue in future periods. These factors led to an increase in the fair value of our common stock in the fourth quarter of 2011.

•	In June 2011, we completed enrollment in the Phase 2 trial of oral CEM-101;

•	In July 2011, top-line data indicated efficacy and safety for the Phase 2 trial of oral CEM-101;

•	In August 2011, the Phase 2 data from the oral trial of CEM-101 indicated comparable efficacy and safety to the comparable product in the trial;

•	In August 2011, subsequent to the data publication, we hired a consultant in the Japanese market to seek partner candidates for CEM-101;

•	In August and September 2011, increased interest in partnerships for Taksta was identified and successful meetings held with potential partners; and

•	In August and September 2011, interest in CEM-101 significantly increased within our industry given the positive Phase 2 data.

In the August 1, 2011 and the September 30, 2011 contemporaneous valuations, we applied a discount for lack of marketability of 10%. The August 1, 2011 and the September 30, 2011 valuation relied on the Finnerty Model, which relates discount for lack of marketability to the length of the holding period for unregistered equity in a publicly traded corporation’s stock, and the volatility of the underlying publicly traded equity. Using assumptions previously determined for the application of the option pricing model at the valuation date, the Finnerty Model indicated a discount for lack of marketability of approximately 10% for the common shares. As such, a discount for lack of marketability of 10% was applied in August and September 2011.

In the December 31, 2011 contemporaneous valuation, we applied a discount for lack of marketability of 2.5%. In the December 31, 2011 valuation, we utilized the Finnerty model as a base in determining our discount for lack of marketability. However, due to the increase in certainty surrounding the liquidity events, including the potential IPO, we selected a discount for lack of marketability below that indicated by the Finnerty model. Therefore, a discount for lack of marketability of 2.5% was applied.

The increases in the fair market value from $5.04 per common share at March 1, 2011 to $6.46 per common share at August 1, 2011 to $8.45 per common share at September 30, 2011 and to $9.88 per common share at December 31, 2011, were primarily driven by two items. First, the weightings of the exit scenarios was updated to reflect our discussions with underwriters surrounding its planned IPO, which indicated an IPO scenario on or before March 2012. The weightings associated with the exit scenarios were as follows as of March 1, 2011, August 1, 2011, September 30, 2011 and December 31, 2011, respectively:

Exit Scenario	March 1, 2011	August 2, 2011	September 30, 2011	December 31, 2011

IPO	62.5%	72.5%	75.0%	85.0%
Merger or acquisition	17.5%	17.5%	17.5%	10.0%
Liquidation	20.0%	10.0%	7.5%	5.0%

The change in the scenario weightings over these time periods increased the value per common share, as estimated exit value associated with the IPO scenarios were greater than the liquidation scenario. Second, as previously described, we discounted the probability-weighted cash flows from each liquidation date to the valuation date using our weighted-average cost of capital. As the remaining time between the valuation date and the most probable scenario, or IPO scenarios, of March 31, 2012 decreased in each of the respective valuations, the impact of the discount applied also decreased. These quantitative elements, coupled with the qualitative factors described above, led to increase in value associated with our equity.

As noted above, our board of directors estimated the fair value of our common stock during these periods based on contemporaneous valuations performed. We believe that the composition of our board of directors resulted in a fair and reasonable view of the stock value and, together with the valuations performed, resulted in a fair valuation of our common stock.

Results of Operations

Comparison of Year Ended December 31, 2010 and Year Ended December 31, 2011

The following table summarizes the results of our operations for each of the years ended December 31, 2010 and 2011, together with the changes in those items in dollars and as a percentage:

	Year Ended December 31,
	2010	2011	Increase/ (Decrease)%
	(in thousands)
Revenue	$—	$—	$—	—
Research and development expense	15,474	16,872	1,398	9.0%
General and administrative expense	3,198	3,708	510	15.9%
Other income (expense), net	(1,002)	(641)	(361)	(36.0)%

Revenue

We did not recognize any revenue for the years ended December 31, 2010 and 2011.

Research and Development Expense

Research and development expense increased by $1.4 million, or 9.0%, for the year ended December 31, 2011 compared to the year ended December 31, 2010 as a result of a $4.0 million increase in direct expenses incurred for CEM-101 and a $2.6 million decrease in direct expenses incurred for Taksta. Enrollment of patients in the oral Phase 2 trials of CEM-101 was the primary cause of the increase in direct research and development expenses of $4.0 million, or 38.9%, during the year ended December 31, 2011 compared to the year ended December 31, 2010. We did not conduct any clinical trials for Taksta in 2011, which resulted in decreased direct research and development expenses of $2.6 million, or 90.3%, during the year ended December 31, 2011 compared to the year ended December 31, 2010, when Taksta was completing its Phase 2 clinical trial. Indirect research and development expenses decreased by $0.1 million, or 22.2%, during the year ended December 31, 2011 compared to the year ended December 31, 2010 as a result of decreased consulting costs.

Included in direct research and development payroll expense were share-based compensation charges of $58,000 and $0.2 million for the years ended December 31, 2010 and 2011, respectively.

General and Administrative Expense

General and administrative expense increased $0.5 million, or 15.9%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. Financing activities in 2011 drove increases in legal, accounting and tax services that were partially offset by decreases in employee costs and information technology services from reduced headcount in business development and a change in IT service provider.

Included in general and administrative expense were share-based compensation charges of $0.1 million and $0.3 million for the years ended December 31, 2010 and 2011, respectively.

Other Income (Expense), Net

Other income (expense), net decreased by $0.4 million, or 36.0%, in the year ended December 31, 2011 compared to the year ended December 31, 2010 as a result of a $1.5 million decrease in fair value adjustments and a $0.5 million decrease in grant income recorded as other income in 2010, partially offset by a $0.6 million increase in interest expense related to the August and December 2011 Notes.

Comparison of Year Ended December 31, 2009 and Year Ended December 31, 2010

The following table summarizes the results of our operations for each of the years ended December 31, 2009 and 2010, together with the changes in those items in dollars and as a percentage:

	Year Ended December 31,		Increase/ (Decrease)
	2009	2010		%
	(in thousands)
Revenue	$—	$—	$—	—
Research and development expense	13,674	15,474	1,800	13.2%
General and administrative expense	3,027	3,198	171	5.6%
Other income (expense), net	(1,911)	(1,002)	909	47.6%

Revenue

We did not recognize any revenue for the years ended December 31, 2009 and 2010.

Research and Development Expense

The increase in research and development expense of $1.8 million, or 13.2%, for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily due to increases in direct expenses incurred for CEM-101 that were significantly offset by the decrease in direct expenses incurred for Taksta. CEM-101 direct research and development expenses increased by $4.7 million, or 85.5%, for the year ended December 31, 2010 compared to the year ended December 31, 2009 due to our conducting four Phase 1 clinical trials for CEM-101 during 2010, including the large Phase 1 dose escalation trial, in addition to commencing enrollment in the oral CEM-101 Phase 2 trial in the second half of 2010. During the year ended December 31, 2009, CEM-101 had two Phase 1 trials enrolling, including one that had commenced enrollment in late September 2008. Taksta direct research and development expenses decreased by $3.0 million, or 50.7%, for the year ended December 31, 2010 compared to the year ended December 31, 2009, due to the completion of the Taksta Phase 2 trial in the first half of 2010. In 2009, clinical activity for Taksta included the completion of one Phase 1 clinical trial and the commencement of enrollment in the Phase 2 trial.

Included in direct research and development payroll expense were share-based compensation charges of $49,000 and $58,000 for the years ended December 31, 2009 and 2010, respectively.

General and Administrative Expense

The increase in general and administrative expense of $0.2 million, or 5.6%, for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily related to an increase of $0.3 million for additional headcount and additional board member fees. This increase was partially offset by a $0.1 million decrease in consulting and market research expenses.

Included in general administrative expenses were share-based compensation charges of $75,000 and $0.1 million for the years ended 2009 and 2010, respectively.

Other Income (Expense), Net

The increase in other income (expense), net of $0.9 million, or 47.6%, in 2010 compared to 2009 was primarily due to our receipt of $0.5 million under the qualifying therapeutic discovery project tax credit pursuant to Section 48D of the Internal Revenue Code and to $0.4 million less interest expense related to the change in the fair value of the Class C purchase option in 2010.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in November 2005 through December 31, 2011, we have funded our operations primarily with $93.3 million from debt, the sale of convertible notes, convertible preferred shares and common shares.

The gross proceeds we have received from the issuance and sale of our convertible notes and preferred shares are as follows:

Issue	Year	Number of Shares	Gross Proceeds
			(in thousands)
Class A	2006	789,191	$7,497	(1)
Class A	2007	1,557,895	14,800
Class B	2007	809,717	10,000
Class C	2009	2,488,686	25,500
Class C	2010	2,000,700	20,500
August 2011 Notes	2011	—	5,000
Hercules Loan	2011	—	10,000

(1)	Includes $3,197 of converted notes payable and accrued interest.

As of December 31, 2011, we had cash and equivalents of approximately $15.6 million. In August 2011, we raised an additional $5.0 million through the issuance of the August 2011 Notes and August 2011 Warrants. The August 2011 Notes bear interest at the rate of 10.0% per annum and mature on August 4, 2012.

In December 2011, we entered into a $20.0 million loan and security agreement with Hercules pursuant to which we borrowed $10.0 million upon closing. The principal amount outstanding under the initial $10.0 million advance bears interest at the greater of (i) 9.55%, or (ii) the sum of 9.55% plus the prime lending rate, as published by the Wall Street Journal, minus 3.25% per annum. If, after closing of the initial $10.0 million loan, we receive at least $40.0 million of proceeds from (i) an initial public offering of our securities, (ii) the sale or issuance of our equity interests, on terms reasonably acceptable to Hercules, or (iii) the closing of a strategic deal, on terms reasonably acceptable to Hercules, we may, at any time prior to October 1, 2012, request an additional advance in the amount of $10.0 million. We satisfied this contingency with the closing of our IPO on February 8, 2012. The principal amount outstanding under the second $10.0 million advance will bear interest at the greater of (i) 8.75%, or (ii) the sum of 8.75% plus the prime lending rate, as published by the Wall Street Journal, minus 3.25% per annum. We will be required to make interest only payments through December 2012, which can be extended to March 2013 or June 2013 upon satisfaction of certain conditions. Principal and interest payments will start after December 2012 or any later extended date. The principal balance outstanding on the loan agreement and all accrued but unpaid interest thereunder will be due and payable on December 1, 2015. In addition, on the earliest to occur of (i) the loan maturity date, (ii) the date that we prepay all of the outstanding advances and accrued interest, or (iii) the date that all of the advances and interest become due and payable, we must pay Hercules a fee of $400,000. We granted Hercules a security interest in all of our assets, except for our intellectual property. Our obligations to Hercules include restrictions on borrowing, asset transfers, placing liens or security interests on our assets, including our intellectual property, mergers and acquisitions and distributions to stockholders.

In connection with the loan agreement, we entered into a warrant agreement with Hercules, under which Hercules has the right to purchase up to the aggregate number of shares of our Class C preferred shares (or such stock into or for which our Class C preferred shares may convert) equal to (a) $400,000 divided by the applicable exercise price, and (b) if we draw the remaining $10.0 million, that number of shares determined by dividing $400,000 by the applicable exercise price. The exercise price per share is equal to $10.25 per share subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection. The warrant expires on (i) the later to occur of (a) December 20, 2021 or (b) five years after our IPO, or (ii) the consummation of a merger in which the holders of Class C preferred shares receive cash or cash equivalents in such transaction with an aggregate value per share of Class C preferred shares which is greater than two times the warrant’s exercise price.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2009	2010	2011
	(in thousands)

Net cash provided by (used in):
Operating activities	$(17,314)	$(17,553)	$(18,315)
Investing activities	(22)	(162)	(13)
Financing activities	25,248	20,499	13,882

Net increase (decrease) in cash and equivalents	$7,912	$2,784	$(4,446)

Operating Activities. Cash used in operating activities of $17.3 million during the year ended December 31, 2009 was primarily a result of our $18.6 million net loss, coupled with changes in operating assets and liabilities of $0.8 million, partially offset by non-cash items of $2.1 million of which $1.9 million was attributable to the change in fair value of the Class C purchase option. Cash used in operating activities of $17.6 million during the year ended December 31, 2010 was primarily a result of our $19.7 million net loss, partially offset by changes in operating assets and liabilities of $0.4 million and non-cash items of $1.7 million of which $1.5 million was attributable to the change in the fair value of the Class C purchase option. Cash used in operating activities of $18.3 million during the year ended December 31, 2011 was primarily a result of our $21.2 million net loss, coupled with changes in operating assets and liabilities of $2.0 million, partially offset by non-cash items of $0.9 million.

Investing Activities. Net cash used in investing activities was $22,000 for the year ended December 31, 2009, $0.2 million for the year ended December 31, 2010, and $13,000 for the year ended December 31, 2011. Cash used in investing activities during all of these periods reflected our purchases of equipment.

Financing Activities. Net cash provided by financing activities was $25.2 million for the year ended December 31, 2009, $20.5 million for the year ended December 31, 2010, and $13.9 million for the year ended December 31, 2011. The cash provided by financing activities in 2009 consisted primarily of proceeds from the first closing of Class C shares of $25.5 million partially offset by $0.3 million of issuance costs. The cash provided by financing activities in 2010 consisted primarily of proceeds from the second closing of Class C shares of $20.5 million partially offset by $9,000 of issuance costs. The cash provided by financing activities in the year ended December 31, 2011 consisted primarily of proceeds from the August 2011 Notes of $5.0 million and the Hercules Loan of $10.0 million offset by $307,000 of issuance costs and $881,000 of IPO issuance costs. Additionally we received $70,000 of proceeds from the issuance of common shares.

Funding Requirements

To date, we have not generated any product revenue from our development stage product candidates or from any other source. We do not know when, or if, we will generate any product revenue. We do not expect to generate product revenue unless or until we obtain marketing approval of, and commercialize, CEM-101 and/or Taksta or any of our other product candidates. At the same time, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, CEM-101 and Taksta and our other product candidates. Furthermore, upon the closing of this offering, we expect to incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We will need substantial additional funding in connection with our continuing operations.

We expect that the net proceeds from our initial public offering, our existing cash and equivalents, including interest thereon, and the expected draw of the $10.0 million available under the Hercules loan will enable us to fund our operating expenses and capital expenditure requirements through at least into 2014. We will need to obtain additional financing for the continued development of CEM-101, Taksta and our other product candidates and prior to the commercialization of any of these product candidates. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates.

Our future capital requirements will depend on many factors, including:

•	the progress, costs and results of our planned CEM-101 Phase 3 trials and our planned Taksta Phase 2 and Phase 3 trials;

•	the scope, progress costs, and results of pre-clinical development, laboratory testing and clinical trials for our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;

•	our ability to establish collaborations on favorable terms;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	revenue if any, received from sales of our product candidates, if approved by the FDA;

•	the extent to which we acquire or invest in businesses, products and technologies; and

•	our ability to obtain government or other third-party funding.

Until we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Other than the remaining $10.0 million available under the Herucules loan agreement, we do not have any other committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, as with the August 2011 Notes, which prohibit us from incurring new indebtedness in excess of $0.5 million in the aggregate and granting a security interest on any material asset without noteholder approval. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

We plan to seek partners or other sources of third-party funding, including government grants, for the continued development of CEM-101 and Taksta and our other product candidates. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our development of our product candidates, or our commercialization efforts, or to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2011 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	1 - 3 years	3 - 5 years	More Than 5 years
Operating lease	$345	$240	$105	$—
August 2011 Notes	5,000	—	5,000	—
December 2011 Notes	10,400	6,339	4,061	—

Total	$15,745	$6,579	$9,166	$—

In November 2011, we entered into a new operating lease agreement for our current office space in Chapel Hill, North Carolina. The new lease term is 42 months with an expiration date of November 30, 2014. Aggregate lease payments over the term will be $401,248.

In August 2011, we raised $5.0 million from the sale of the August 2011 Notes and August 2011 Warrants. Upon the closing of our initial public offering, all principal and accrued interest under the August 2011 Notes converted into 876,621 shares of our common stock, which is equal to (i) the aggregate outstanding principal and unpaid accrued interest under the August 2011 Notes as of February 8, 2012, divided by (ii) the initial public offering price of $6.00.

In December 2011, we entered into a $20,000,000 loan and security agreement with Hercules, referred to as (the December 2011 Notes), and borrowed $10,000,000 upon closing. In connection with the loan agreement, the Company entered into a warrant agreement with Hercules, under which Hercules has the right to purchase up to the aggregate number of shares of Class C preferred shares (or such stock into or for which the Class C preferred shares may convert) equal to (a) that number of shares determined by dividing 4.0% of the first $10,000,000 borrowed under the loan agreement by the applicable exercise price. In addition, on the earliest to occur of (i) the loan maturity date, (ii) the date that we prepay all of the outstanding advances and accrued interest, or (iii) the date that all of the advances and interest become due and payable, we must pay Hercules a fee of $400,000.

In March 2006, we entered into a Collaborative Research and Development and License Agreement with Optimer. Under the terms of the Optimer agreement, we acquired exclusive rights to further develop and commercialize certain Optimer technology worldwide, excluding ASEAN countries. As partial consideration for this license, during 2007 and 2006, we issued to Optimer an aggregate of 1,193,638 common shares with a total value of $0.2 million. We also have an obligation to make additional payments upon achievement of specified development, regulatory and commercialization milestones. The aggregate amount of such milestone payments we may need to pay is based in part on the number of products developed under the agreement. The aggregate amount of such payments would be $27.5 million if four products are developed and gain FDA approval. Additional limited milestone payments would be due if we develop more than four products. In July 2010, we made a $0.5 million milestone payment to Optimer after our successful completion of the Phase 1 trial for oral CEM-101. The next milestone payment payable to Optimer is in the amount of $1.0 million and will become due and payable upon completion of our discussions with the FDA for the protocol for our proposed pivotal Phase 3 trial for oral CEM-101 if the FDA indicates that the data is reasonably sufficient to support that planned Phase 3 trial. Optimer can elect to receive that payment in cash or in shares of our common stock having an equivalent fair market value. We are also obligated to make tiered, mid-single-digit royalty payments to Optimer based on annual net sales of licensed products outside the

ASEAN countries, which royalties are subject to reduction in the event additional licenses are obtained from third parties in order to practice our rights under the agreement and/or we are required to grant a compulsory license to a third party. We have not included these payments in the tables because we cannot estimate if, when or in what amounts such payments will become due under this agreement.

We enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice and therefore we believe that our non-cancelable obligations under these agreements are not material.

Net Operating Losses

As of December 31, 2011, we had federal net operating loss and state net economic loss carry-forwards of approximately $101.2 million, which begin to expire in 2026 and 2021 for federal and state tax purposes, respectively. We also had federal research and development credit carry-forwards of approximately $2.5 million which begin to expire in 2026 and federal charitable contribution carry-forwards of $67,000 which begin to expire in 2014. The Tax Reform Act of 1986 provides for a limitation on the annual use of net operating loss and research and development tax credit carry-forwards following certain ownership changes that could limit our ability to utilize these carry-forwards. We have not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such a study. Accordingly, our ability to utilize the aforementioned carry-forwards may be limited. Additionally, U.S. tax laws limit the time during which these carry-forwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carry-forwards for federal and state tax purposes.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Recent Accounting Pronouncements

In May 2011, the FASB issued amended guidance on fair value measurements. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This accounting standard is effective on a prospective basis for interim and annual reporting periods beginning on or after December 15, 2011. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact our financial position or results of operations.

In June 2011, the authoritative guidance for presentation of comprehensive income was amended to eliminate the option to present other comprehensive income and its components in the statement of changes in shareholders’ deficit. Companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. We will adopt this new guidance on January 1, 2012, as required and it is not expected to have an impact on our financial position or results of operations.

In December 2011, the FASB issued new guidance impacting the presentation of certain items on the balance sheet. The new guidance requires an entity to disclose both gross and net information about both instruments and transactions that are eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this guidance is not expected to impact our consolidated financial position, results of operations or cash flows, but may result in certain additional disclosures.

Cautionary Statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Item 1A. Risk Factors”.

Statements contained in this Form 10-K that are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: risks related to the costs, timing, regulatory review and results of our studies and clinical trials; our ability to obtain FDA approval of our product candidates; differences between historical studies on which we have based our planned clinical trials and actual results from our trials; our anticipated capital expenditures, our estimates regarding our capital requirements, and our need for future capital; our liquidity and working capital requirements; our expectations regarding our revenues, expenses and other results of operations; the unpredictability of the size of the markets for, and market acceptance of, any of our products, including VEN 309; our ability to sell any approved products and the price we are able realize; our need to obtain additional funding and our ability to obtain future funding on acceptable terms; our ability to retain and hire necessary employees and to staff our operations appropriately; our ability to compete in our industry and innovation by our competitors; our ability to stay abreast of and comply with new or modified laws and regulations that currently apply or become applicable to our business; estimates and estimate methodologies used in preparing our financial statements; the future trading prices of our common stock and the impact of securities analysts’ reports on these prices; and the risks set out in our filings with the SEC.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.

We do not believe that our cash and equivalents have significant risk of default or illiquidity. While we believe our cash and equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and equivalents at one or more financial institutions that are in excess of federally insured limits.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during 2009, 2010 or through December 31, 2011.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide the reasonable assurance discussed above.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

No change to our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a written code of ethics and business conduct that applies to our directors, executive officers and all employees. We intend to disclose any amendments to, or waivers from, our code of ethics and business conduct that are required to be publicly disclosed pursuant to rules of the SEC by filing such amendment or waiver with the SEC. This code of ethics and business conduct can be found in the corporate governances section of our website, www.cempra.com.

The other information required by this Item concerning our directors is incorporated by reference from the section captioned “Proposal No. 1—Election of Directors” and “Corporate Governance” contained in our proxy statement related to the 2012 Annual Meeting of Stockholders scheduled to be held on May 23, 2012 which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information under the sections captioned “Director Compensation,” “Executive Compensation—Summary Compensation Table,” and “Executive Compensation—Outstanding Equity Awards at Fiscal Year-End 2011” contained in the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the indicated information as of December 31, 2011 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by our shareholders	715,811	$2.00	166,374

Equity compensation plans not approved by our shareholders	39,038	$1.08	—

Total	754,849		166,374

Our equity compensation plans consist of the Sixth Amended and Restated 2006 Stock Plan and the 2011 Equity Incentive Plan, both of which were approved by our stockholders.

The shares included in the table that were not approved by our stockholders are issuable pursuant to warrants issued to Hercules as part of the loan and security agreement we entered into with Hercules, pursuant to which we have borrowed $10 million and may borrow an additional $10 million.

The other information required by this Item is incorporated by reference to the information under the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in the proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information under the section captioned “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters—Independence of Directors” contained in the proxy statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information under the section captioned “Audit and Audit Committee Matters” contained in the proxy statement.

Item 15. Exhibits, Financial Statement Schedules

Page

(a) The following documents are filed as part of this report:

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Redeemable Preferred Shares and Shareholders’ Equity (Deficit)	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits. The following exhibits are included herein or incorporated herein by reference:

Exhibit No.	Description

1.1	Form of Underwriting Agreement. (3)

2.1	Form of Plan of Conversion of Cempra Holdings, LLC. (5)

3.1	Certificate of Incorporation of Cempra, Inc. (2)

3.2	Form of Bylaws of Cempra, Inc. (5)

3.3	Certificate of Formation of Cempra Holdings, LLC dated May 16, 2008. (5)

3.4	Cempra Holdings, LLC Second Amended and Restated Limited Liability Company Agreement dated as of May 13, 2009, as amended. (5)

4.1	Specimen of Common Stock Certificate of Cempra, Inc. (3)

4.2	Form of Registration Rights Agreement by and among Cempra, Inc. and certain of its stockholders, to be effective upon the corporate conversion. (5)

4.3	Cempra Holdings, LLC Preferred Unit Purchase Warrant and Global Amendment thereto dated October 11, 2011. (5)

4.4	Cempra Holdings, LLC Unsecured Convertible Promissory Note and Global Amendment thereto dated October 11, 2011. (5)

4.5	Warrant Agreement, dated December 20, 2011, between Cempra Holdings, LLC and Hercules Technology Growth Capital, Inc. (3)

4.6	Global Amendment, dated December 20, 2011, to Cempra Holdings, LLC Unsecured Convertible Promissory Note dated August 5, 2011, as amended October 11, 2011. (3)

4.7	Fifth Amendment to Cempra Holdings, LLC Second Amended and Restated Limited Liability Company Agreement, effective as of January 12, 2012. (1)

10.1	Forms of Indemnification Agreements by and between Cempra, Inc. and its directors. (5)

Exhibit No.	Description

10.2	Cempra, Inc. Sixth Amended and Restated 2006 Stock Plan. (2)

10.3	Cempra, Inc. 2011 Equity Incentive Plan and Form of Stock Option Agreement thereunder. (2)

10.4*	Collaborative Research and Development and License Agreement dated March 31, 2006, by and between Cempra Pharmaceuticals, Inc. and Optimer Pharmaceuticals, Inc. (5)

10.5*	Supply Agreement effective March 15, 2011, by and among CEM-102 Pharmaceuticals, Inc., Ercros S.A. and Gyma Laboratories of America, Inc. (5)

10.6	Office Lease Agreement dated November 9, 2011 between Cempra Pharmaceuticals, Inc. and Property Reserve, Inc. (4)

10.7	Loan and Security Agreement dated December 20, 2011 between Cempra Holdings, LLC and Hercules Technology Growth Capital, Inc. (3)

10.8	Secured Promissory Note dated December 20, 2011, issued by Cempra Holdings, LLC to Hercules Technology Growth Capital, Inc. (3)

21.1	List of subsidiaries of Cempra Holdings, LLC. (5)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Registrant has received confidential treatment with respect to portions of this exhibit. Those portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.
(1)	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 5 to Registration Statement on Form S-1 filed on January 30, 2012.
(2)	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed on January 13, 2012.
(3)	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed on December 22, 2011.
(4)	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed on November 22, 2011.
(5)	Incorporated by reference to the exhibit filed in the Registrant’s Registration Statement on Form S-1 filed on October 12, 2011.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CEMPRA, INC.

By:	/s/ Prabhavathi Fernandes, Ph.D.
Prabhavathi Fernandes, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant and on the dates indicated.

Signature	Title	Date

/s/ Prabhavathi Fernandes, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2012
Prabhavathi Fernandes, Ph.D.

/s/ Mark W. Hahn	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2012
Mark W. Hahn

/s/ Garheng Kong, M.D., Ph.D.	Chairman of the Board	March 29, 2012
Garheng Kong, M.D., Ph.D.

/s/ Dov Goldstein, M.D.	Director	March 29, 2012
Dov Goldstein, M.D.

	Director	March 29, 2012
John H. Johnson

/s/ Richard Kent, M.D.	Director	March 29, 2012
Richard Kent, M.D.

/s/ I. Wistar Morris, III	Director	March 29, 2012
I. Wistar Morris, III

/s/ P. Sherrill Neff	Director	March 29, 2012
P. Sherrill Neff

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

CEMPRA, INC.

(A Development Stage Company)

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2011, and 2010	F-3
Consolidated Statements of Operations for the Years ended December 31, 2011, 2010, 2009 and the period from November 18, 2005 (inception) to December 31, 2011	F-4
Consolidated Statements of Redeemable Preferred Shares and Shareholders’ Equity (Deficit) for the period from November 18, 2005 (inception) to December 31, 2011	F-5
Consolidated Statements of Cash Flows for the Years ended December 31, 2011, 2010, 2009 and the period from November 18, 2005 (inception) to December 31, 2011	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cempra, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of redeemable preferred shares and shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Cempra, Inc. (a development stage enterprise) and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 and cumulatively for the period from November 18, 2005 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

March 29, 2012

CEMPRA, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2010	2011

Assets
Current assets
Cash and equivalents	$20,047,997	$15,602,264
Prepaid expenses	288,271	284,040
Deferred offering expenses	—	880,742

Total current assets	20,336,268	16,767,046

Furniture, fixtures and equipment, net	143,670	81,920
Deposits	53,512	9,870

Total assets	$20,533,450	$16,858,836

Liabilities
Current liabilities
Accounts payable	$1,546,181	$2,980,878
Accrued expenses	132,196	545,300
Accrued payroll and benefits	319,125	421,101
Warrant liability	—	1,120,849

Total current liabilities	1,997,502	5,068,128

Convertible notes payable	—	4,457,927
Long-term debt	—	9,503,895

Total liabilities	1,997,502	19,029,950

Commitments and Contingencies	—	—

Redeemable Convertible Preferred Shares
Class A redeemable convertible preferred shares; 21,773,669 shares designated, 2,291,966 shares issued and outstanding (liquidation preference of $2,721,167)	25,785,233	25,809,697
Class B redeemable convertible preferred shares; 7,692,308 shares designated, 809,717 shares issued and outstanding (liquidation preference of $1,178,480)	11,275,121	11,281,512
Class C redeemable convertible preferred shares; 42,649,063 shares designated, 4,489,375 shares issued and outstanding at December 31, 2010 and 2011 (liquidation preference of $5,697,455)	53,690,621	57,422,827

Shareholders’ Equity (Deficit)
Common shares; 100,000,000 shares authorized, no par value; 495,024 shares issued and outstanding at December 31, 2010 and 533,839 shares issued and outstanding at December 31, 2011	—	—
Additional paid-in capital	—	—
Deficit accumulated during the development stage	(72,215,027)	(96,685,150)

Total shareholders’ deficit	(72,215,027)	(96,685,150)

Total liabilities, redeemable convertible preferred shares and shareholders’ deficit	$20,533,450	$16,858,836

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Operations

	Years Ended December 31,			Period From November 18, 2005 (Inception) to December 31,
	2009	2010	2011	2011

Revenues	$—	$—	$—	$—

Operating expenses
Research and development	13,673,935	15,474,430	16,871,825	66,858,482
General and administrative	3,027,113	3,198,237	3,707,563	15,494,003

Total operating expenses	16,701,048	18,672,667	20,579,388	82,352,485

Loss from operations	(16,701,048)	(18,672,667)	(20,579,388)	(82,352,485)

Other income (expense)
Interest income	16,571	4,183	81,063	1,365,546
Interest expense	(1,927,337)	(1,495,398)	(722,454)	(4,242,504)
Other income	—	488,958	—	488,958

Other income (expense), net	(1,910,766)	(1,002,257)	(641,391)	(2,388,000)

Net loss	(18,611,814)	(19,674,924)	(21,220,779)	(84,740,485)
Accretion of redeemable convertible preferred shares	(2,291,433)	(3,238,263)	(3,763,061)	(13,689,254)

Net loss attributable to common shareholders	$(20,903,247)	$(22,913,187)	$(24,983,840)

Basic and diluted net loss attributable to common shareholders per share	$(42.57)	$(46.60)	$(47.53)

Basic and diluted weighted average shares outstanding	491,077	491,722	525,689

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Shares and Shareholders’ Equity (Deficit)

	Series A Preferred Shares		Series B Preferred Shares		Series C Preferred Shares		Common Shares		Additional Paid-In Capital	Deficit During the Development Stage	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of November 18, 2005 (inception date)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	—	—	—	(26,463)	(26,463)

Balance as of December 31, 2005	—	—	—	—	—	—	—	—	—	(26,463)	(26,463)
Issuance of common shares to founders	—	—	—	—	—	—	179,825	—	171	—	171
Issuance of common shares for service	—	—	—	—	—	—	30,702	—	14,583	—	14,583
Issuance of common shares for license agreement	—	—	—	—	—	—	64,311	—	91,362	—	91,362
Issuance of Series A preferred share, net of share issuance costs of $150,570	789,191	7,346,745	—	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares	—	232,782	—	—	—	—	—	—	(122,443)	(110,339)	(232,782)
Share-based compensation	—	—	—	—	—	—	—	—	16,327	—	16,327
Net loss	—	—	—	—	—	—	—	—	—	(2,228,948)	(2,228,948)

Balance as of December 31, 2006	789,191	7,579,527	—	—	—	—	274,838	—	—	(2,365,750)	(2,365,750)
Issuance of common shares upon exercise of options	—	—	—	—	—	—	8,947	—	5,250	—	5,250
Issuance of Series A preferred shares, net of issuance costs of $20,435	1,557,895	14,779,563	—	—	—	—	—	—	—	—	—
Conversion of Series A preferred shares to common shares upon financing participation default	(55,120)	(523,644)	—	—	—	—	55,120	—	523,644	—	523,644
Issuance of common shares to CEO	—	—	—	—	—	—	77,368	—	124,950	—	124,950
Issuance of common shares for license agreement	—	—	—	—	—	—	61,335	—	99,055	—	99,055
Issuance of Series B preferred shares, net of issuance costs of $43,682	—	—	809,717	9,956,318	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares	—	1,526,057	—	100,000	—	—	—	—	(808,919)	(817,138)	(1,626,057)
Share-based compensation	—	—	—	—	—	—	—	—	56,020	—	56,020
Net loss	—	—	—	—	—	—	—	—	—	(8,075,240)	(8,075,240)

Balance as of December 31, 2007	2,291,966	23,361,503	809,717	10,056,318	—	—	477,608	—	—	(11,258,128)	(11,258,128)
Issuance of common shares upon exercise of options	—	—	—	—	—	—	13,469	—	13,113	—	13,113
Accretion of redeemable convertible preferred shares	—	1,731,269	—	806,390	—	—	—	—	(106,124)	(2,431,536)	(2,537,660)
Share-based compensation	—	—	—	—	—	—	—	—	93,011	—	93,011
Net loss	—	—	—	—	—	—	—	—	—	(14,902,317)	(14,902,317)

Balance as of December 31, 2008	2,291,966	25,092,772	809,717	10,862,708	—	—	491,077	—	—	(28,591,981)	(28,591,981)
Issuance of Series C preferred shares, net of issuance cost of $251,733	—	—	—	—	2,488,675	25,248,268	—	—	—	—	—
Series C Warrant	—	—	—	—	—	(5,174,381)	—	—	—	—	—
Accretion of redeemable convertible preferred shares	—	667,997	—	301,946	—	1,321,490	—	—	—	(2,291,433)	(2,291,433)
Beneficial conversion costs of Series B preferred shares	—	—	—	73,995	—	—	—	—	—	(73,995)	(73,995)
Share-based compensation	—	—	—	—	—	—	—	—	—	123,404	123,404
Net loss	—	—	—	—	—	—	—	—	—	(18,611,814)	(18,611,814)

Balance as of December 31, 2009	2,291,966	25,760,769	809,717	11,238,649	2,488,675	21,395,377	491,077	—	—	(49,445,819)	(49,445,819)
Issuance of common shares upon exercise of options	—	—	—	—	—	—	3,947	—	8,250	—	8,250
Issuance of Series C preferred shares, net of issuance cost of $9,279	—	—	—	—	2,000,700	20,490,721	—	—	—	—	—
Series C Warrant	—	—	—	—	—	8,597,116	—	—	—	—	—
Accretion of redeemable convertible preferred shares	—	24,464	—	6,390	—	3,207,407	—	—	(8,250)	(3,230,013)	(3,238,263)
Beneficial conversion costs of Series B preferred shares	—	—	—	30,082	—	—	—	—	—	(30,082)	(30,082)
Share-based compensation	—	—	—	—	—	—	—	—	—	165,811	165,811
Net loss	—	—	—	—	—	—	—	—	—	(19,674,924)	(19,674,924)

Balance as of December 31, 2010	2,291,966	25,785,233	809,717	11,275,121	4,489,375	53,690,621	495,024	—	—	(72,215,027)	(72,215,027)
Issuance of common shares upon exercise of options	—	—	—	—	—	—	38,815	—	69,932	—	69,932
Accretion of redeemable convertible preferred shares	—	24,464	—	6,391	—	3,732,206	—	—	(69,932)	(3,693,129)	(3,763,061)
Share-based compensation	—	—	—	—	—	—	—	—	—	443,785	443,785
Net loss	—	—	—	—	—	—	—	—	—	(21,220,779)	(21,220,779)

Balance as of December 31, 2011	2,291,966	$25,809,697	809,717	$11,281,512	4,489,375	$57,422,827	533,839	$—	$—	$(96,685,150)	$(96,685,150)

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Years Ended December 31,			Period From November 18, 2005 (Inception) to December 31,
	2009	2010	2011	2011

Operating activities
Net loss	$(18,611,814)	$(19,674,924)	$(21,220,779)	$(84,740,485)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	23,829	46,920	75,141	194,703
Issuance of common shares for service	—	—	—	14,583
Issuance of common shares for license agreement	—	—	—	190,418
Share-based compensation	123,404	165,811	443,785	1,023,308
Interest expense related to Class C Purchase Option Liability	1,927,337	1,495,398	—	3,422,735
Warrant income	—	—	(4,730)	(4,730)
Amortization of debt discount	—	—	394,300	394,300
Changes in operating assets and liabilities
Prepaid expenses	(323,807)	262,292	4,231	(284,040)
Deposits	42,835	21,450	43,642	(9,870)
Accounts payable	237,325	714,097	1,434,696	2,980,876
Accrued expenses	(720,610)	(568,633)	413,103	545,299
Accrued payroll and benefits	(12,135)	(15,757)	101,975	421,100

Net cash used in operating activities	(17,313,636)	(17,553,346)	(18,314,636)	(75,851,803)

Investing activities
Purchases of furniture, fixtures and equipment	(22,658)	(161,892)	(13,389)	(276,622)
Purchase of investments	—	—	—	(14,306,177)
Proceeds from sale of investments	—	—	—	14,306,177

Net cash used in investing activities	(22,658)	(161,892)	(13,389)	(276,622)

Financing activities
Proceeds from borrowing on convertible promissory notes	—	—	5,000,000	8,100,000
Proceeds from borrowing on long-term debt	—	—	10,000,000	10,000,000
Proceeds from issuance of common shares	—	8,250	69,932	96,715
Payment of share issuance costs	(251,733)	(9,279)	—	(475,699)
Payment of debt issuance costs	—	—	(306,898)	(306,898)
Payment of offering costs	—	—	(880,742)	(880,742)
Proceeds from issuance of Series A redeemable convertible preferred shares	—	—	—	19,099,998
Accrued interest converted into Series A redeemable convertible preferred shares	—	—	—	97,315
Proceeds from issuance of Series B redeemable convertible preferred shares	—	—	—	10,000,000
Proceeds from issuance of Series C redeemable convertible preferred shares	25,500,000	20,500,000	—	46,000,000

Net cash provided by financing activities	25,248,267	20,498,971	13,882,292	91,730,689

Net change in cash and equivalents	7,911,973	2,783,733	(4,445,733)	15,602,264
Cash and equivalents as of beginning of the period	9,352,291	17,264,264	20,047,997	—

Cash and equivalents as of end of the period	$17,264,264	$20,047,997	$15,602,264	$15,602,264

Supplemental disclosure of non-cash investing and financing activities
Accretion of Series A redeemable convertible preferred shares	$667,997	$24,464	$24,464	$4,207,033
Accretion of Series B redeemable convertible preferred shares	$301,946	$6,390	$6,391	$1,221,117
Accretion of Series C redeemable convertible preferred shares	$1,321,490	$3,207,407	$3,732,206	$8,261,107
Beneficial conversion costs of Series B preferred shares	$73,995	$30,082	$—	$104,077
Notes payable converted into Series A redeemable convertible preferred shares	$—	$—	$—	$3,100,000
Allocation of the Class C proceeds to the Class C Purchase Option	$5,174,381	$—	$—	$5,174,381
Conversion of the Class C Purchase Option	$—	$(8,597,116)	$—	$(8,597,116)
Allocation of the convertible note proceeds to warrant	$—	$—	$852,485	$852,485
Allocation of the long-term debt proceeds to warrant	$—	$—	$273,094	$273,094

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

(A Development Stage Company)

December 31, 2011

Notes to Consolidated Financial Statements

1. Organization, Business and Basis of Presentation

Cempra Holdings, LLC (the “Company” or “Cempra”) is the successor entity of Cempra Pharmaceuticals, Inc. which was incorporated on November 18, 2005 and commenced operations in January 2006. Cempra is located in Chapel Hill, North Carolina, and is a biopharmaceutical company developing medicines to treat drug-resistant bacterial infections in the community and hospital.

On February 2, 2012, Cempra Holdings, LLC converted from a Delaware limited liability company to a Delaware corporation and was renamed Cempra, Inc. As a result of the corporate conversion, the holders of common shares of Cempra Holdings, LLC became holders of shares of common stock of Cempra, Inc. and the holders of preferred shares of Cempra Holdings, LLC became holders of shares of common stock of Cempra, Inc. Holders of options to purchase common shares of Cempra Holdings, LLC became holders of options to purchase shares of common stock of Cempra, Inc. Holders of notes convertible into preferred shares of Cempra Holdings, LLC and associated warrants exercisable for preferred shares of Cempra Holdings, LLC became holders of shares of common stock and warrants to purchase shares of common stock of Cempra, Inc.

The Company is in its development stage as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital and performing research and development activities. Since inception, the Company has incurred significant losses from operations and expects losses to continue for the foreseeable future. The Company’s success depends primarily on the successful development and regulatory approval of its product candidates and its ability to obtain adequate financing as discussed below.

As of December 31, 2011, the Company has incurred losses since inception of $84.7 million. The Company expects to continue to incur losses and require additional financial resources to advance its products to either commercial stage or liquidity events.

There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition.

Reverse Stock Split

The Company’s Board of Directors approved a 1-for-9.5 reverse stock split of the Company’s common and preferred shares on January 12, 2012, which became effective on January 29, 2012. All references to common and preferred stock, shares outstanding, average number of shares outstanding and per share amounts in these consolidated financial statements and notes to consolidated financial statements have been restated to reflect the 1-for-9.5 reverse stock split on a retroactive basis.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts and results of operations of Cempra Holdings, LLC and its wholly owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

CEMPRA, INC.

(A Development Stage Company)

December 31, 2011

Notes to Consolidated Financial Statements

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents and Concentrations of Risks

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the U.S. The Company maintains cash in accounts which are in excess of federally insured limits.

Fair Value of Financial Instruments

The carrying values of cash equivalents, prepaid expenses, and accounts payable at December 31, 2010 and December 31, 2011 approximated their fair values due to the short-term nature of these items. At December 31, 2009 the Company held a purchase option liability that was required to be measured at fair value on a recurring basis. At December 31, 2011, the Company held warrant liabilities that are required to be measured at fair value on a recurring basis.

The Company’s valuation of financial instruments is based on a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

CEMPRA, INC.

(A Development Stage Company)

December 31, 2011

Notes to Consolidated Financial Statements

At December 31, 2010 and 2011, these financial instruments and respective fair values have been classified as follows:

	Quoted Prices in Active Markets for Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010

Assets:

Money Market Funds	$18,529,790	$—	$—	$18,529,790

Total assets at fair value:	$18,529,790	$—	$—	$18,529,790

	Quoted Prices in Active Markets for Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011

Assets:

Money Market Funds	$12,634,219	$—	$—	$12,634,219

Total assets at fair value:	$12,634,219	$—	$—	$12,634,219

Liabilities:

Warrant liabilities	$—	$—	$1,120,849	$1,120,849

Total Liabilities at Fair Value:	$—	$—	$1,120,849	$1,120,849

The change in the fair value measurement using significant unobservable inputs (Level 3) is summarized below:

Balance at December 31, 2009	$7,101,718

Change in fair value recorded as interest expense	1,495,398
Exercise of Class C Purchase Option	(8,597,116)

Balance at December 31, 2010	$—

Allocation of convertible note proceeds to warrant	852,485
Allocation of long-term debt proceeds to warrant	273,094
Change in fair value recorded as interest income	(4,730)

Balance at December 31, 2011	$1,120,849

The purchase option liability represented the Company’s allocation of a portion of the May 2009 Class C preferred share offering proceeds to a purchase option given to the Class C share holders (the “Class C Purchase Option”). The allocation of the Class C proceeds was based on the fair value of the liability on the date of grant. The Company accounted for the Class C Purchase Option as a warrant for accounting purposes in accordance with ASC Topic 480, Distinguishing Liabilities from Equity, which requires that a financial instrument, other than an outstanding share, that, at inception, includes an obligation to repurchase the issuer’s equity shares regardless of the timing or likelihood of the redemption, be classified as a liability. The Company measured the fair value of the Class C Purchase Option liability based upon contemporaneous valuations and utilized the Black-Scholes option-pricing model at each balance sheet date. The Company recorded changes in the fair value of the Class C Purchase Option liability as interest income or expense.

CEMPRA, INC.

(A Development Stage Company)

December 31, 2011

Notes to Consolidated Financial Statements

The Company used significant assumptions in estimating the fair value of the Class C Purchase Option liability including the estimated volatility, risk free interest rate, estimated fair value of the preferred shares, and the estimated life of the option. These assumptions were used to establish an expected set of cash flows which were probability-weighted and discounted to present value to determine a fair value.

The Class C Purchase Option liability was automatically exercised for the Company’s Class C preferred shares at the time of the closing of the second tranche of the Class C preferred share offering in 2010 and, accordingly, the Class C Purchase Option liability was converted to Class C preferred shares.

The warrant liability represents the Company’s allocation of a portion of the proceeds from the August 2011 Notes and the December 2011 Note (both as defined in Note 7). The allocation of the proceeds from the August 2011 Note and the December 2011 Note was based on the fair value of the warrant liability on the dates of grant. The Company accounted for the warrant liability in accordance with ASC Topic 480, Distinguishing Liabilities from Equity, which requires that a purchase option to acquire redeemable equity (either puttable or mandatorily redeemable) be reported as liabilities. The Company measured the fair value of the warrant liability based upon contemporaneous valuations. The August 2011 Warrants (as defined in Note 7) utilized the Black-Scholes pricing model while the Hercules warrant utilized the Binomial model at each balance sheet date. The Company recorded changes in the fair value of the warrant liability as interest expense.

The Company used significant assumptions in estimating the fair value of the warrant liability including the estimated volatility, risk free interest rate, estimated fair value of the preferred shares, and the estimated life of the warrant. These assumptions were used to establish an expected set of cash flows which were probability-weighted and discounted to present value to determine a fair value.

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and equivalents. The Company’s cash and equivalents were primarily invested in money market funds invested exclusively in treasury securities. Total cash and equivalent balances have exceeded insured balances by the Federal Depository Insurance Company (“FDIC”).

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Furniture, fixtures and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repairs and maintenance costs are expensed as incurred.

Furniture, fixtures and equipment are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If there is an impairment, a loss is recognized.

Deferred Offering Costs

Deferred public offering costs represent legal, accounting and other direct costs related to the Company’s efforts to raise capital through a public sale of the Company’s common stock. Costs related to the Company’s initial public offering, or IPO, activities were deferred until the completion of the IPO, at which time they were reclassified to additional paid-in capital as a reduction of the IPO proceeds. At December 31, 2011, approximately $0.9 million of offering costs were recorded as a prepaid asset.

CEMPRA, INC.

(A Development Stage Company)

December 31, 2011

Notes to Consolidated Financial Statements

Income Taxes

Income taxes are computed using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements. In estimating future tax consequences, the Company considers all expected future events other than enactment of changes in tax laws or rates. A valuation allowance is recorded, if necessary, to reduce net deferred tax assets to their realizable values if management does not believe it is more likely than not that the net deferred tax assets will be realized.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates and manages its business as one operating segment and all of the Company’s operations are in North America.

Intellectual Property

The Company’s policy is to file patent application(s) to protect technology, inventions and improvements that are considered important to the development of its business. The patent positions of technology companies, including the Company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. The Company accounts for its intellectual property under the guidance of FASB ASC Topic 350, Intangibles—Goodwill and Other. Patent costs since inception have been expensed as incurred.

Research and Development Expenses

Research and development (“R&D”) expenses include direct and indirect R&D costs. Direct R&D consists principally of external costs, such as fees paid to investigators, consultants, central laboratories and clinical research organizations, including costs incurred in connection with our clinical trials, and related clinical trial fees and all employee-related expenses for those employees working in research and development functions, including stock-based compensation for R&D personnel. Indirect R&D costs include insurance or other indirect costs related to our research and development function to specific product candidates. R&D costs are expensed as incurred.

Redeemable Convertible Preferred Shares

The Company is accounting for its mandatorily redeemable preferred shares under the requirements of FASB ASC Topic 480, Distinguishing Liabilities from Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The carrying value of redeemable convertible preferred shares is increased by periodic accretions so that the carrying amount will equal the redemption amount at the redemption date. These increases are effected through charges against additional paid-in capital, to the extent it is available, or the deficit accumulated during the development stage.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common stock shares outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of common stock shares adjusted for the dilutive effect of common stock equivalent shares outstanding during the period. Common stock equivalents consist of convertible senior notes (using the “as if converted” method), stock options, restricted stock shares and stock warrants. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect on earnings per share.

Class C Purchase Option Liability

The Class C Purchase Option liability represents the Company’s allocation of a portion of the May 2009 Class C preferred share offering proceeds to a purchase option given to the Class C shareholders. This purchase option liability was recorded at its estimated fair value in accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity. See Note 2 Summary of Significant Accounting Policies-Fair Value of Financial Instruments for further discussion of fair value methodology of this liability.

CEMPRA, INC.

(A Development Stage Company)

December 31, 2011

Notes to Consolidated Financial Statements

Share-Based Compensation

Effective January 1, 2006, the Company adopted FASB ASC Topic 718, Stock Compensation. The Company did not grant any employee share options prior to January 1, 2006. The Company measures compensation cost for share-based payment awards granted to employees and non-employee directors at fair value using the Black-Scholes option-pricing model. The Company recognizes compensation expense on a straight-line basis over the service period for awards expected to vest. Compensation cost related to share-based payment awards granted to non-employees is adjusted each reporting period for changes in the fair value of the Company’s shares until the measurement date. The measurement date is generally considered to be the date when all services have been rendered or the date on which options are fully vested.

The Company recorded the following share-based compensation expense in accordance with ASC Topic 718:

	December 31,
	2009	2010	2011

Research and development	$48,669	$58,120	$158,102
General and administrative	74,735	107,691	285,683

Total	$123,404	$165,811	$443,785

Allocations to research and development and general and administrative expense are based upon the department to which the associated employee reported. No related tax benefits of the share-based compensation expense have been recognized.

All employee stock options issued before December 8, 2010 were granted at an exercise price equal to or above the fair value of the stock at the date of grant; therefore, there was no intrinsic value.

For the year ended December 31, 2011, for financial reporting purposes, the Company determined that options granted on December 8, 2010 and March 11, 2011 were granted at an amount less than fair market value. The compensation element was recorded in 2011. No adjustment was recorded in 2010, as the amounts were immaterial.

Valuation Assumptions for Stock Option Plans

The employee share-based compensation expense recognized was determined using the Black-Scholes option- pricing model. Option-pricing models require the input of subjective assumptions and these assumptions can vary over time. The assumptions used to determine the fair value of each option grant are as follows:

	2009		2010		2011
	Employees	Non-Employees	Employees	Non-Employees	Employees	Non-Employees
Estimated dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	N/A
Expected unit price volatility	83.1%	81.9%	75.2%	76.7%	73.9%	N/A
Risk-free interest rate	3.0%	3.0%	2.2%	3.1%	2.5%	N/A
Expected life of option (in years)	6.1	9.6	5.9	9.1	6.1	N/A
Weighted-average fair value per share	$0.13	$0.15	$0.13	$0.19	$0.16	N/A

Expected stock price volatility is based on an average of several peer public companies due to the Company’s limited history. For purposes of identifying peer companies, the Company considered characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status. The risk-free rate is based on the U.S. Treasury yield curve during the expected life of the option. The dividend yield percentage is zero because the Company neither currently pays dividends nor intends to do so during the expected option term. The expected term represents the average time that options are expected to be outstanding. The expected term of employee share options is based on the mid-point between the vesting date and the contractual term, which is in accordance with the simplified method prescribed in SEC Staff Accounting Bulletin No. 107, Share-Based Payment, and the expected term for share-based compensation granted to non-employees is the contractual life.

CEMPRA, INC.

(A Development Stage Company)

December 31, 2011

Notes to Consolidated Financial Statements

Investment Tax Credits

Other income was recognized for the Qualifying Therapeutic Discovery Project Program (“QTDP”) in 2010. The QTDP program was created by the U.S. Congress as part of the Patient Protection and Affordable Care Act and provided for reimbursement of certain costs paid or incurred during 2009 and 2010 directly related to the conduct of a Qualifying Therapeutic Discovery Project, as defined. The Department of Health and Human Services designated such projects based on their potential to result in new therapies to treat areas of unmet medical need, the potential to create and sustain jobs in the U.S. and to advance U.S. competitiveness.

New Accounting Pronouncements

In May 2011, the FASB issued amended guidance on fair value measurements. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This accounting standard is effective on a prospective basis for interim and annual reporting periods beginning on or after December 15, 2011. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact the Company’s financial position or results of operations.

In June 2011, the authoritative guidance for presentation of comprehensive income was amended to eliminate the option to present other comprehensive income and its components in the statement of changes in shareholders’ deficit. Companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. The Company will adopt this new guidance on January 1, 2012, as required and it is not expected to have an impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued new guidance impacting the presentation of certain items on the balance sheet. The new guidance requires an entity to disclose both gross and net information about both instruments and transactions that are eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this guidance is not expected to impact the Company’s consolidated financial position, results of operations or cash flows, but may result in certain additional disclosures.

3. Reorganization

On December 23, 2008, the common and preferred shares of Cempra Pharmaceuticals, Inc., the predecessor entity, were exchanged, in their entirety, for shares of Cempra Holdings, LLC. In conjunction with this transaction, Cempra Pharmaceuticals contributed the assets of one development program to CEM-102 Pharmaceuticals, Inc., a newly created entity designed to continue development on the asset received. Cempra Holdings, LLC controlled 70% of the issued and outstanding equity of CEM-102 Pharmaceuticals, Inc. and Cempra Pharmaceuticals, Inc. controlled the remaining 30%. On May 12, 2009, the remaining 30% of issued and outstanding equity of CEM-102 Pharmaceuticals, Inc. was distributed to Cempra Holdings, LLC. Cempra Pharmaceuticals, Inc. is wholly owned by Cempra Holdings, LLC. The results of operations for Cempra Pharmaceuticals, Inc. and CEM-102 Pharmaceuticals, Inc. are consolidated.

The rights and preferences of the members of Cempra Holdings, LLC, including the right to cumulative preferred yield calculated from the date of investment in Cempra Pharmaceuticals, Inc. by preferred shareholders, are identical to those of the predecessor entity, Cempra Pharmaceuticals, Inc.

4. Research and Development and License Agreement

In March 2006, the Company entered into a Collaborative Research and Development and License Agreement (“Optimer Agreement”) with Optimer Pharmaceuticals, Inc. (“Optimer”). Under the terms of the Optimer Agreement, the Company has acquired exclusive rights to further develop and commercialize certain Optimer technology worldwide, excluding member nations of the Association of Southeast Asian Nations.

CEMPRA, INC.

(A Development Stage Company)

December 31, 2011

Notes to Consolidated Financial Statements

In exchange for this license, during 2006 and 2007, the Company issued an aggregate of 1,193,638 common shares with a total fair value of $190,418 to Optimer. These issuances to Optimer were expensed as incurred in research and development expense.

In July 2010, the Company paid a $500,000 milestone payment to Optimer after the successful completion of its first CEM-101 Phase 1 program, which was expensed as incurred in research and development expense. The next milestone payment payable to Optimer is in the amount of $1,000,000 and will become due and payable upon the completion of the Company’s discussions with the FDA for the protocol for its proposed pivotal Phase 3 trial for oral CEM-101 if the FDA indicates that the data is reasonably sufficient to support that planned Phase 3 trial. As of December 31, 2010 and December 31, 2011, no accrual has been recorded for the contingent liability as the Company determined the payment was not probable. Under the terms of the Optimer Agreement, the Company will owe Optimer additional payments, contingent upon the achievement of various development, regulatory and commercialization milestone events. The aggregate amount of such milestone payments the Company may need to pay is based in part on the number of products developed under the agreement and would total $27,500,000 if four products are developed through FDA approval. The Company will also pay tiered mid-single-digit royalties based on the amount of annual net sales of its approved products.

5. Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consist of the following as of:

	Useful Life (years)	December 31,
		2010	2011

Computer equipment	2	$183,749	$191,332
Software	2	46,594	46,594
Furniture	5	28,084	33,890
Leasehold improvements	3	4,808	4,808

Total furniture, fixtures and equipment		263,235	276,624

Less accumulated depreciation		119,565	194,704

Furniture, fixtures and equipment, net		$143,670	$81,920

Depreciation expense for the years ended December 31, 2009, 2010 and 2011 was $23,829, $46,920 and $75,142, respectively. Depreciation expense for the cumulative period from inception through December 31, 2011 was $194,704.

CEMPRA, INC.

(A Development Stage Company)

December 31, 2011

Notes to Consolidated Financial Statements

6. Accrued Expenses

Accrued expenses are comprised of the following as of:

	December 31,
	2010	2011

Accrued consulting fees	$1,731	$—
Accrued professional fees	101,224	281,907
Accrued interest	—	236,000
Deferred rent	29,241	27,393

Total accrued expenses	$132,196	$545,300

7. Unsecured Convertible Promissory Note & Debt

Notes payable and debt consist of:

	December 31,
	2010	2011
10.0% Convertible Notes due 2016, net of unamortized discount of $0 and $542,073 *	$—	$4,457,927
9.55% Long-term Debt due 2015, net of unamortized discount of $0 and $896,105 *	—	9,503,895

Total notes payable and long-term debt	—	13,961,822
Less:
Current maturities	—	—

Total	$—	$13,961,822

*	The fair value of the warrants embedded within the 10.0% Convertible Notes ($0 at December 31, 2010 and $847,755 at December 31, 2011, respectively) and the 9.55% Long-term Debt ($0 at December 31, 2010 and $273,094 at December 31, 2011, respectively) is separately classified as a warrant liability in the consolidated balance sheets.

10% Unsecured Convertible Promissory Note

In August 2011, the Company issued unsecured convertible notes (the “August 2011 Notes”) in the original aggregate principal amount of $5,000,000. The August 2011 Notes bear interest at a rate of 10.0% per annum and mature on August 4, 2012. The August 2011 Notes will be automatically converted upon an IPO into a number of shares of Company common stock equal to the aggregate outstanding principal and unpaid accrued interest under the August 2011 Notes, divided by the offering price of the Company’s common stock.

In December 2011, the Company and the holders of the August 2011 Notes agreed to extend the maturity dates of the August 2011 Notes to May 29, 2016. The Company did not record any gain or loss in connection with the extension of the maturity date of the August 2011 Notes because it determined that the extension of the maturity date of the August 2011 Notes met the criteria of a troubled debt restructuring outlined in ASC Topic 470-60, Troubled Debt Restructurings.

In connection with the issuance of the August 2011 Notes, the Company issued warrants (the “August 2011 Warrants”) that have a term of seven years. The August 2011 Warrants give holders the right to purchase a certain number of Company shares or securities at a specified exercise price respective to the first of the following scenarios to occur: (i) a Company or subsidiary sale; (ii) maturity of the August 2011 Notes; (iii) a Qualified Private Financing, or

CEMPRA, INC.

(A Development Stage Company)

December 31, 2011

Notes to Consolidated Financial Statements

QPF (as defined in the August 2011 Warrants); or (iv) an initial public offering. Upon either a Company or subsidiary sale or upon maturity of the August 2011 Notes, the August 2011 Warrants will be convertible into the number of Class C preferred shares equal to 25% of the principal amount of the August 2011 Notes divided by the Class C Conversion Price. Upon either a QPF or an initial public offering, the August 2011 Warrants will be convertible into the number of either the QPF or initial public offering securities equal to 25% of the principal amount of the August 2011 Notes divided by either the price per share of the securities issued in the QPF or the offering price of the Company’s common shares (or equivalent security) in the initial public offering, respectively. Upon completion of the company’s IPO on February 8, 2012, the warrants became exercisable for 876,621 shares of the Company’s common stock at an exercise price of $6.00 per share.

The fair value of the August 2011 Warrants is determined using a Black-Scholes model. The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of the Company’s common stock, the historical volatility of the stock prices of the Company’s peer group, risk-free rates based on U.S. Treasury security yields, the expected term of the warrants and the Company’s dividend yield. Changes in these assumptions can materially affect the fair value estimate. The Company continued to classify the estimated fair value of the August 2011 Warrants as a liability until the completion of its IPO when the warrant liability was reclassified to additional paid in capital.

Pre-existing investors in the Company, which are considered to be related parties, as well as other unrelated parties took part in this convertible note arrangement. The portion of this debt instrument held by previously existing investors is $4.5 million.

In connection with the issuance of the August 2011 Notes, the total number of shares the Company is authorized to issue was increased to 19,943,787, of which 11,578,947 will be common shares, 2,291,965 will be Class A shares, 809,717 will be Class B shares and 5,263,158 will be Class C shares.

9.55% Long-term Debt

In December 2011, the Company entered into a $20,000,000 loan and security agreement (the “December 2011 Note”) with Hercules Technology Growth Capital, Inc. (“Hercules”) and borrowed $10,000,000 upon closing. The principal amount outstanding under the initial $10,000,000 borrowing bears interest at the greater of (i) 9.55%, or (ii) the sum of 9.55% plus the prime lending rate, as published by the Wall Street Journal, minus 3.25% per annum. If, after closing of the initial $10,000,000 borrowing, the Company receives at least $40,000,000 of proceeds from (i) an initial public offering of its securities, (ii) the sale or issuance of its equity interests on a fully funded plan and on terms reasonably acceptable to Hercules, or (iii) the closing of a fully funded strategic deal on terms reasonably acceptable to Hercules, the Company may, at any time prior to October 1, 2012, request another borrowing in the aggregate amount of $10,000,000. The Company will be required to make interest only payments through December 2012, which can be extended to March 2013 or June 2013 upon satisfaction of certain conditions. Principal and interest payments will start after December 2012 or any later extended date. The principal balance outstanding on the loan agreement and all accrued but unpaid interest thereunder will be due and payable on December 1, 2015. In addition, on the earliest to occur of (i) the loan maturity date, (ii) the date that the Company prepays all of the outstanding advances and accrued interest, or (iii) the date that all of the advances and interest become due and payable, the Company must pay Hercules a fee of $400,000. The Company granted Hercules a security interest in all of its assets, except intellectual property. The Company’s obligations to Hercules include restrictions on borrowing, asset transfers, placing liens or security interests on the Company’s assets including its intellectual property, mergers and acquisitions and distributions to stockholders.

In connection with the loan agreement, the Company entered into a warrant agreement with Hercules, under which Hercules has the right to purchase up to the aggregate number of shares of Class C preferred shares (or such stock into or for which the Class C preferred shares may convert) equal to (a) that number of shares determined by dividing 4.0% of the first $10,000,000 borrowed under the loan agreement by the applicable exercise price, and (b) that number of shares determined by dividing 4.0% of the advances made under the second $10,000,000 in advance, if any, by the applicable exercise price. The exercise price per share is equal to $10.25 per share subject to adjustment in the event of a merger,

CEMPRA, INC.

(A Development Stage Company)

December 31, 2011

Notes to Consolidated Financial Statements

reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection. The warrant expires on (i) the later to occur of (a) December 20, 2021 or (b) five years after an initial public offering, should the Company effect one, or (ii) the consummation of a merger in which the holders of Class C preferred shares receive cash or cash equivalents in such transaction with an aggregate value per share of Class C preferred shares which is greater than two times the warrant’s exercise price. Proceeds equal to the fair value of the Hercules warrant were recorded as a liability at the date of issuance and the borrowings under the Hercules loan will be increased to equal the face amount of the borrowings plus interest through interest expense over the term of the loan using the effective interest method.

CEMPRA, INC.

(A Development Stage Company)

December 31, 2011

Notes to Consolidated Financial Statements

Scheduled Maturities:

Scheduled maturities of Unsecured Convertible Promissory Note and Long-term Debt are as follows:

Year Ending December 31:
2012	$—
2013	3,016,712
2014	3,322,127
2015(1)	4,061,161
2016	5,000,000
Thereafter	—

Total	$15,400,000

Less: Unamortized discount	(1,438,178)

Net	$13,961,822

(1)

On the date that all of the principal and interest of the December 2011 Note become due and payable, the Company must pay Hercules an end of term fee of $400,000, which is represented in year 2015 of the table above.

8. Commitments and Contingencies

The Company leases certain equipment and its office space under the terms of lease agreements which expire in March 2012 and November 2014, respectively.

Future minimum lease payments required under non-cancellable operating leases as of December 31, 2011 are as follows:

2012	$123,150
2013	116,769
2014	105,089

Total Minimum Lease Payments	$345,008

Rent expense for the years ended December 31, 2009, 2010 and 2011 was $124,754, $128,624 and $125,969, respectively. Rent expense for the cumulative period from inception through December 31, 2011 was $554,084.

See Note 4—Research and Development and License Agreement for contingencies related to the Optimer Agreement.

9. Shareholders’ Equity (Deficit)

Authorized Shares

The Company is authorized to issue 100,000,000 common shares (the “Common Shares”). The Company is also authorized to issue 72,115,040 preferred shares, 21,773,669 of which are designated as Class A redeemable convertible preferred shares (“Class A”), 7,692,308 of which are designated as Class B redeemable convertible preferred shares (“Class B”) and 42,649,063 of which are designated as Class C redeemable convertible preferred shares (“Class C”).

Common Shares

During 2011, the Company issued 38,815 Common Shares at a weighted average price of $1.81 per share for the exercise of share option grants.

CEMPRA, INC.

(A Development Stage Company)

December 31, 2011

Notes to Consolidated Financial Statements

During 2010, the Company issued 3,947 Common Shares at a weighted average price of $2.09 per share for the exercise of share option grants.

During 2009, the Company did not issue any Common Shares.

During 2008, the Company issued 13,469 Common Shares at a weighted average price of $0.95 per share for the exercise of share option grants.

During 2007, the Company issued 77,368 Common Shares at $1.62 per share to its Chief Executive Officer and President in conjunction with the closing of the second tranche of the Class A share financing.

During 2007, under the terms of the Optimer Agreement, the Company issued 61,335 Common Shares at $1.62 per share to Optimer upon the second tranche closing of the Class A share financing. Additionally, during 2006, the Company issued 10,965 and 53,346 Common Shares at $0.48 per share and $1.62 per share, respectively, in conjunction with the execution of the Optimer Agreement and closing of the first tranche of the Class A share financing.

During 2007, upon closing of the second tranche of the Class A share financing the Company converted 55,120 Class A shares into the same number of Common Shares as required under the terms of the Class A financing agreement when an original Class A participant elected not to participate in the second tranche closing.

During 2007, the Company issued 8,947 Common Shares at an average price of $0.57 per share for the exercise of share option grants.

During 2006, the Company issued 179,825 Common Shares at $0.001 per share to its founders subject to share restriction agreements. Under the terms of the share restriction agreements, the Company had the right to purchase the unvested portion of the restricted Common Share for the lesser of the original purchase price per share, or the then current fair market value, under certain conditions outlined in the share restriction agreements, including termination of employment. Additionally, vesting would have accelerated upon a change in control of the Company. One eighth of the shares were immediately vested upon issuance and the remaining shares vested at a rate of 1/48th per month, commencing on January 1, 2006. As of December 31, 2010 all such shares were fully vested and released from all restrictions.

During 2006, the Company issued 30,702 Common Shares at $0.48 per share to members of the Company’s Board of Directors.

Preferred Shares

During April 2010, the Company closed the second tranche of the Class C share financing and issued 2,000,700 Class C shares for $10.25 per share for total gross proceeds of $20,500,000, less issuance costs of $9,279.

During May 2009, the Company closed the first tranche of the Class C share financing and issued 2,488,686 Class C shares for $10.25 per share for total gross proceeds of $25,500,000, less issuance costs of $251,733.

During November 2007, the Company closed the Class B share financing and issued 809,717 Class B shares for $12.35 per share for total gross proceeds of $10,000,000, less issuance costs of $43,682.

During March 2007, the Company closed the second tranche of the Class A share financing and issued 1,557,895 Class A shares for $9.50 per share for total gross proceeds of $14,799,998, less issuance costs of $20,435.

During 2006, the Company closed the first tranche of the Class A share financing and issued 789,191 Class A shares for $9.50 per share, of which $4,300,000 was received in cash and $3,197,315 was converted from notes payable and accrued interest, less issuance costs of $150,570.

Yield

Yield is cumulative and payable to the Preferred Holders (as defined below) in advance of any distributions to common shareholders but only when, if and as declared by the Board of Directors. The holders of Class C (“Class C Holders”) have been earning annual yield at a rate of 8.0% of the original purchase price since May 2009. Through May 2009, the holders of Class A and Class B (“Class A & B Holders”) earned annual yield at a rate of 8.0% of the original purchase price (the A, B & C Holders collectively referred to as “Preferred Holders”). Since inception through December 31, 2011,

CEMPRA, INC.

(A Development Stage Company)

December 31, 2011

Notes to Consolidated Financial Statements

the Company has recorded cumulative yield of $13,398,798 through periodic accretions which increases the carrying value of the Preferred Shares (as defined below) and is charged against additional paid- in-capital to the extent available or shareholders’ equity (deficit).

Liquidation

Upon any liquidation, dissolution, winding up of the Company, or a merger or consolidation transaction in which the shareholders of the Company immediately prior to the merger or consolidation own less than fifty percent (50%) of the voting power of the merged or consolidated entity or its parent immediately after such merger or consolidation (the “Liquidation Event”), the Class C Holders shall be entitled to receive an amount equal to their original cash investment amount plus all declared but unpaid dividends thereon plus a premium preference of fifty percent (50%) of their original cash investment (the “Liquidating Amount”), the Class A & B Holders shall be entitled to receive an amount equal to their original cash investment amount plus all declared but unpaid dividends thereon and all Preferred Holders shall participate with the common holders as if the Preferred Holders share had been converted to common immediately prior to the Liquidation Event. If the cumulative distributions, as defined, exceed $350,000,000, the Class C Holders’ premium preference is reduced to zero.

Conversion

The Preferred Holders’ shares are convertible into common shares at any time at the option of the holder, subject to adjustment. The initial conversion price of the Class A, Class B and Class C shares (collectively, “Preferred Shares”) will be equal to the consideration paid per share, and the initial conversion ratio shall be 1:1. In accordance with the anti-dilution protection described below in connection with the Class C transactions, the conversion ratio for Class B shares was changed to 1.0984 common shares for each preferred share.

Automatic Conversion

The Preferred Shares shall automatically convert into Common Shares upon (i) consummation of a firm commitment underwritten public offering with a price per share not less than $30.74 and aggregate proceeds in excess of $40,000,000 (a “Qualified Public Offering”) or (ii) an affirmative vote by two-thirds of Preferred Holders and 60% of the Class C Holders, including at least one of two specified Class C Holders. Upon automatic conversion, any unpaid yield is to be paid in cash or, in the case of a Qualified Public Offering, upon the affirmative vote by two-thirds of Preferred Holders and 60% of the Class C Holders, including at least one of two specified Class C Holders, in Common Shares (see Note 13).

Anti-dilution Protection

The Preferred Holders have proportional anti-dilution protection for share splits, share dividends and similar recapitalizations. Anti-dilution price protection for additional sales of securities by the Company shall be on a broad-based weighted average basis. During 2009 and 2010, the Company recorded $73,995 and $30,082 to deficit during the development stage for the beneficial conversion given to the Preferred Holders of the Class B shares as anti-dilution protection, which was related to the issuance of the Class C shares.

Voting

The Preferred Shares vote with Common Shares on an as converted basis. Preferred Holders will generally vote together with the Common Shares as a single class, but will also have class vote approval rights as provided by law and others as specified.

Protective Provisions

Consent of at least two-thirds of Preferred Holders and 60% of the Class C Holders, including at least one of two specified Class C Holders will be required for (i) any sale of the Company or substantially all of its assets, (ii) any merger of the Company with another entity, (iii) any liquidation, dissolution, or winding up of the Company,

CEMPRA, INC.

(A Development Stage Company)

December 31, 2011

Notes to Consolidated Financial Statements

(iv) any amendment of the Company’s charter or bylaws that would adversely alter or affect holders of the Preferred Shares, (v) any action that authorizes or issues additional Preferred Shares of the Company (whether of any existing series of preferred shares or of a new class of equity or debt) having preferences prior to or at parity with the Preferred Shares as to dividends, liquidation, redemption, or assets, or (vi) any other action that alters any of the powers, preferences, privileges, or rights of the Preferred Shares so as to adversely affect the Preferred Shares.

Redemption Right

The Class C Holders have the right and option, after the fifth anniversary of the original issue date, by a vote of 60% of the Class C Holders (including at least 1 of 2 specified holders), to require the Company to redeem the Class C Shares at a redemption price equal to the original price per share plus all cumulative and undeclared yield. If the Class C Holders elect to redeem their shares, the Class A & B Holders have the right and option, by a vote of holders of two-thirds of the Class A & B shares, voting together as a single class, to require the Company to redeem the Class A & B shares at a redemption price equal to the original price per share plus all cumulative and undeclared dividends. The Company may redeem the Preferred Shares from any source of funds legally available 90 days following the date of the redemption vote. If no funds or insufficient funds are legally available, the unredeemed shares will be carried forward and entitled to the yield, conversion and other rights, preferences, privileges and restrictions of the Preferred Shares until such unredeemed shares have been redeemed and the redemption price has been paid.

Registration Rights

The Preferred Holders have certain rights to require the Company to register their Preferred Shares with the Securities and Exchange Commission.

Participation Rights

Investors have a pro rata right, based on their respective percentage equity ownership on an as converted, fully diluted basis, to purchase sufficient common share equivalents to maintain their respective ownership in the Company on any future offerings or issuances by the Company, subject to customary exclusion, including but not limited to shares issued under share options plans for employees, officers and consultants. These participation rights will terminate upon a qualified public offering.

10. Share Option Plans

The Company adopted the 2006 Stock Plan in January 2006 (“the 2006 Plan”). The 2006 Plan provides for the granting of incentive share options, nonqualified share options and restricted shares to Company employees, representatives and consultants at a price not less than the estimated fair value at the date of grant, or 110% of the estimated fair value at the date of the grant if the optionee is a 10% owner of the Company. The share options issued to employees generally vest over four years and have a maximum life of ten years. The share options issued to non-employees generally vest over a term of three to four years and have a maximum life of ten years. As of December 31, 2011 there were 882,189 option shares authorized for future issuances and 166,374 available under the 2006 Plan.

The Company’s board of directors adopted the 2011 Equity Incentive Plan in October 2011 (the “2011 Plan”). The 2011 Plan became effective upon the conversion of Cempra Holdings, LLC from a limited liability company to a corporation on February 2, 2012 and was adopted by the Company’s shareholders immediately thereafter. The 2011 Plan will terminate on October 11, 2021, unless terminated sooner by the Company’s board of directors. Following the IPO, the aggregate number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2011 Plan is 1,526,316 shares.

The Company’s 2006 Plan and 2011 Plan are intended to encourage ownership of shares by employees and consultants of the Company and to provide additional incentives for them to promote the success of the Company’s business. The Board of Directors is responsible for determining the individuals to receive grants, the number of underlying shares each individual will receive, the price per share and the exercise period for each grant.

CEMPRA, INC.

(A Development Stage Company)

December 31, 2011

Notes to Consolidated Financial Statements

The following table summarizes the Company’s 2006 Plan activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)

Outstanding - December 31, 2008	291,375	$1.90

Granted	300,097	2.09
Exercised	—	—
Forfeited	(28,603)	2.28
Expired	(14,302)	1.62

Outstanding - December 31, 2009	548,567	2.00

Granted	391,610	2.09
Exercised	(3,947)	2.09
Forfeited	(156,616)	2.19
Expired	(23,097)	2.47

Outstanding - December 31, 2010	756,517	2.00

Granted	101,772	2.28
Exercised	(38,815)	1.81
Forfeited	(84,153)	2.19
Expired	(19,510)	2.09

Outstanding - December 31, 2011	715,811	2.00	7.63	$5,619,428

Exercisable - 12/31/2011	393,092	1.90	6.90	$3,118,302

Vested and expected to vest at December 31, 2011 (2)	688,509	$2.00	7.59	$5,407,894

(1)	Intrinsic value is the excess of the fair value of the underlying common shares as of December 31, 2011 over the weighted-average exercise price.
(2)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.

CEMPRA, INC.

(A Development Stage Company)

December 31, 2011

Notes to Consolidated Financial Statements

The following table summarizes certain information about all options outstanding as of December 31, 2011:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Remaining Contractual Term (in years)

$0.48	33,684	4.42	33,684	4.42
$1.43	24,737	4.61	24,737	4.61
$1.62	39,264	4.97	39,264	4.97
$1.90	6,316	7.29	3,421	7.29
$2.09	457,440	8.33	199,580	8.16
$2.28	59,064	9.17	5,679	9.17
$2.47	95,306	6.34	86,726	6.33

	715,811		393,091

During the years ended 2009, 2010 and 2011, the Company recorded approximately $123,404, $165,811 and $443,785 in share-based compensation expense, respectively. Since inception, the Company has recognized $1,023,308 in share-based compensation expense. As of December 31, 2011, approximately $418,000 of total unrecognized compensation cost related to unvested share options is expected to be recognized over a weighted-average period of 2.45 years.

11. Income Taxes

No provision for US Federal or state income taxes has been recorded as the Company has incurred net operating losses since inception.

CEMPRA, INC.

(A Development Stage Company)

December 31, 2011

Notes to Consolidated Financial Statements

Significant components of the Company’s deferred income tax assets as of December 31, 2010 and 2011 consist of the following:

	2010	2011
Current
Deferred income tax assets
Other current assets	$16,200	$41,500

Total net deferred income taxes, current	16,200	41,500

Less valuation allowance	16,200	41,500

Total net deferred income taxes, current	$—	$—

Non-current
Deferred income tax assets
Tax loss carryforwards	$13,232,800	$19,628,400
Contribution carryforwards	17,400	22,700
Tax credits	1,933,000	2,496,600
Other assets	3,910,100	5,230,500

Total net deferred income taxes, non-current	19,093,300	27,378,200

Less valuation allowance	19,093,300	27,378,200

Total net deferred income tax	$—	$—

At December 31, 2010 and 2011, the Company provided a full valuation allowance against its net deferred tax assets since at that time, the Company could not assert that it was more likely than not that these deferred tax assets would be realized. There was an increase in the valuation allowance in the current year in the amount of $8,310,200, all of which was allocable to current operating activities.

As of December 31, 2011, the Company had federal net operating loss carryforwards of approximately $51,085,500 and state net economic loss tax carryforwards of approximately $50,096,000. The net operating loss carryforwards begin to expire in 2026 and 2021 for federal and state tax purposes, respectively. The Company also had federal research and development credit carryforwards of approximately $2,496,600 which begin to expire in 2026 and federal charitable contribution carryforwards of approximately $66,700 which begin to expire in 2014.

The Tax Reform Act of 1986 contains provisions which limit the ability to utilize the net operating loss carryforwards in the case of certain events including significant changes in ownership interests. If the Company’s net operating loss carryforwards are limited, and the Company has taxable income which exceeds the permissible yearly net operating loss carryforward, the Company would incur a federal income tax liability even though net operating loss carryforwards would be available in future years.

CEMPRA, INC.

(A Development Stage Company)

December 31, 2011

Notes to Consolidated Financial Statements

The reasons for the difference between actual income tax expense (benefit) for the years ended December 31, 2009, 2010 and 2011 and the amount computed by applying the statutory federal income tax rate to losses before income tax (benefit) are as follows:

	2009		2010		2011
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
United States federal tax at statutory rate	$(6,328,000)	34%	$(6,689,500)	34%	$(7,215,100)	34%
State taxes (net of federal benefit)	(839,400)	5%	(887,300)	5%	(957,100)	5%
Nondeductible expenses	92,600	(1%)	(178,400)	1%	12,700	0%
Gain on property distribution	1,423,800	(8%)	—	0%	—	0%
Loss from pass-through entity	813,600	(4%)	628,200	(3%)	468,700	(2%)
Credits	(525,600)	3%	(593,100)	3%	(557,500)	3%
Other, net	22,200	0%	182,400	(1%)	(61,900)	0%
Change in valuation allowance	5,340,800	(29%)	7,537,700	(38%)	8,310,200	(39%)

Provision for income taxes	$—	0%	$—	0%	$—	0%

Effective January 1, 2007, the Company adopted the provisions of the FASB guidance on accounting for uncertainty in income taxes. These provisions provide a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under these provisions, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. Assessing an uncertain tax position begins with the initial determination of the sustainability of the position and is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The cumulative effect of this adoption is recorded as an adjustment to the opening balance of its retained deficit on the adoption date.

As a result of adopting this guidance, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of December 31, 2011, the Company had no unrecognized tax benefits.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. At the adoption date of January 1, 2007 and as of December 31, 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company has analyzed its filing positions in all significant federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, and local tax examinations by tax authorities for years before 2008 although carryforward attributes that were generated prior to 2008 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period. No income tax returns are currently under examination by taxing authorities.

CEMPRA, INC.

(A Development Stage Company)

December 31, 2011

Notes to Consolidated Financial Statements

12. Net Loss Per Share

Basic and diluted net loss per common share was determined by dividing net loss attributable to common shareholders by the weighted average common shares outstanding during the period. The Company’s potentially dilutive shares, which include redeemable convertible preferred shares, convertible debt, warrants, common share options and a Class C Purchase Option, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.

The following table presents the computation of basic and diluted net loss per common share:

	December 31, 2009	December 31, 2010	December 31, 2011
As Reported:
Net loss attributable to Cempra Holdings, LLC	$(18,611,814)	$(19,674,924)	$(21,220,779)
Accretion of redeemable convertible preferred shares	(2,291,433)	(3,238,263)	(3,763,061)

Net loss attributable to common shareholders	$(20,903,247)	$(22,913,187)	$(24,983,840)

Weighted average common share outstanding, basic and diluted	491,077	491,722	525,689

Net loss per share attributable to common shareholders, basic and diluted	$(42.57)	$(46.60)	$(47.53)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	December 31, 2009	December 31, 2010	December 31, 2011

Redeemable convertible preferred shares	4,763,201	7,034,894	7,670,733
Convertible debt	—	—	200,942
Warrants outstanding	—	—	45,869
Share options outstanding	381,857	612,882	755,467
Class C Purchase Options Outstanding	285,659	230,667	—

	5,430,717	7,878,443	8,673,011

The above table does not include the potentially dilutive impact resulting from the conversion of the accrued unpaid yield, on the Class A, B, and C Preferred Shares because the number of Common Shares resulting from the conversion is not determinable until IPO pricing.

CEMPRA, INC.

(A Development Stage Company)

December 31, 2011

Notes to Consolidated Financial Statements

13. Subsequent Events

Corporate Conversion

On February 2, 2012, Cempra Holdings, LLC converted from a Delaware limited liability company to a Delaware corporation and was renamed Cempra, Inc. See Footnote 1.

Initial Public Offering

On February 8, 2012, the Company completed its IPO pursuant to a registration statement that was declared effective on February 3, 2012. The Company sold 8,400,000 shares of its common stock, at a price of $6.00 per share for aggregate gross proceeds of $50.4 million. The underwriters had 30 days to exercise their option to purchase up to an additional 1,260,000 shares at the initial public offering price per share pursuant to an over-allotment option granted to the underwriters. The underwriters exercised their over-allotment option on February 27, 2012 and purchased an additional 1,260,000 shares of the Company’s common stock for aggregate gross proceeds of $7.6 million.

As a result of the IPO, the Company raised a total of $53.4 million in net proceeds after deducting underwriting discounts and commissions of $3.2 million and offering expenses of approximately $1.4 million. Costs directly associated with the IPO were capitalized and recorded as deferred IPO costs prior to the closing of the IPO. Upon finalization of the IPO, these costs were recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital.

Upon the closing of the IPO, 9,958,502 shares of the Company’s outstanding preferred shares, including accrued yield automatically converted into a total of 1,659,750 shares of its common stock and the preferred stock warrant liability was reclassified to additional paid-in capital upon the conversion of warrants to purchase preferred stock into warrants to purchase common stock. In addition, the Company’s convertible notes payable and related accrued interest converted into 876,621 shares of common stock.

CEMPRA, INC.

(A Development Stage Company)

December 31, 2011

Notes to Consolidated Financial Statements

14. Selected Quarterly Data (unaudited, in thousands, except for loss per share data)

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Operating expenses
Research and development	$4,392	$4,361	$6,661	$1,458
General and administrative	880	806	965	1,057

Loss from operations	5,272	5,167	7,626	2,515
Interest income	(1)	—	(1)	(80)
Interest expense	—	—	291	432
Other income	—	—	—	—

Net Loss	$5,271	$5,167	$7,916	$2,867

Accretion of redeemable convertible preferred shares	941	940	941	941

Net loss attributable to common shareholders	$6,212	$6,107	$8,857	$3,808

Net loss per share - basic and diluted	$(12.16)	$(11.65)	$(16.59)	$(7.13)

Shares used in calculating basic and diluted net loss per share	511	524	534	534

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Operating expenses
Research and development	$4,618	$3,860	$3,158	$3,838
General and administrative	858	828	800	713

Loss from operations	5,476	4,688	3,958	4,551
Interest income	(1)	(1)	(1)	(1)
Interest expense	1,495	—	—	—
Other income	—	—	—	(489)

Net Loss	$6,970	$4,687	$3,957	$4,061

Accretion of redeemable convertible preferred shares	530	826	941	941

Net loss attributable to common shareholders	$7,500	$5,513	$4,898	$5,002

Net loss per share - basic and diluted	$(15.27)	$(11.23)	$(9.96)	$(10.14)

Shares used in calculating basic and diluted net loss per share	491	491	492	493