Form 10-Q
period 2012-03-31
CEMPRA, INC.
filed 2012-05-10
CIK 1461993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 001-35405

CEMPRA, INC.

(Exact name of registrant specified in its charter)

Delaware	2834	45-4440364
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

6340 Quadrangle Drive, Suite 100

Chapel Hill, NC 27517

(Address of Principal Executive Offices)

(919) 316-6601

(Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer		Accelerated filer

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

EXPLANATORY NOTE: Under the Jumpstart our Business Startups Act, the Company qualifies as an “emerging growth company.” We therefore incorporate the scaled disclosures required of an emerging growth company in this Quarterly Report on Form 10-Q.

As of May 8, 2012 there were 21,028,962 shares of the registrant’s common stock, $0.001 par value, outstanding.

CEMPRA, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CEMPRA, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2011	March 31, 2012
		(Unaudited)
Assets
Current assets
Cash and equivalents	$15,602,264	$65,910,644
Prepaid expenses	284,040	955,169
Deferred offering expenses	880,742	—

Total current assets	16,767,046	66,865,813

Furniture, fixtures and equipment, net	81,920	68,777
Deposits	9,870	9,870

Total assets	$16,858,836	$66,944,460

Liabilities
Current liabilities
Accounts payable	$2,980,878	$2,650,414
Accrued expenses	545,300	721,799
Accrued payroll and benefits	421,101	186,872
Warrant liability	1,120,849	—

Total current liabilities	5,068,128	3,559,085

Convertible notes payable	4,457,927	—
Long-term debt	9,503,895	9,589,189

Total liabilities	19,029,950	13,148,274

Commitments and contingencies

Redeemable Convertible Preferred Shares
Class A redeemable convertible preferred shares; 21,773,669 shares designated, 2,291,966 shares issued and outstanding (liquidation preference of $2,721,167) at December 31, 2011 and no shares designated, issued and outstanding at March 31, 2012 (liquidation preference of $0)	25,809,697	—
Class B redeemable convertible preferred shares; 7,692,308 shares designated, 809,717 shares issued and outstanding (liquidation preference of $1,178,480) at December 31, 2011 and no shares designated, issued and outstanding at March 31, 2012 (liquidation preference of $0)	11,281,512	—
Class C redeemable convertible preferred shares; 42,649,063 shares designated, 4,489,375 shares issued and outstanding at December 31, 2011 (liquidation preference of $5,697,455) and no shares designated, issued and outstanding at March 31, 2012 (liquidation preference of $0)	57,422,827	—

Shareholder’s Equity (Deficit)
Common shares; 100,000,000 shares authorized, no par value; 533,839 shares issued and outstanding at December 31, 2011and none issued and outstanding at March 31, 2012	—	—
Common stock; $.001par value; none issued and outstanding at December 31, 2011 and 80,000,000 shares authorized; 21,028,962 shares issued and outstanding at March 31, 2012	—	21,029
Additional paid-in capital	—	153,923,605
Deficit accumulated during the development stage	(96,685,150)	(100,148,448)

Total shareholders’ equity (deficit)	(96,685,150)	53,796,186

Total liabilities, redeemable convertible preferred shares and shareholders’ equity (deficit)	$16,858,836	$66,944,460

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31		Period from November 18, 2005 (Inception) to March 31,
	2011	2012	2012
Revenues	$—	$—	$—

Operating expenses
Research and development	4,392,127	1,876,218	68,734,700
General and administrative	879,510	972,101	16,466,104

Total operating expenses	5,271,637	2,848,319	85,200,804

Loss from operations	(5,271,637)	(2,848,319)	(85,200,804)

Other income (expense)
Interest income	594	105,207	1,470,753
Interest expense	—	(406,598)	(4,649,102)
Other income	—	—	488,958

Other income (expense), net	594	(301,391)	(2,689,391)

Net loss and comprehensive loss	(5,271,043)	(3,149,710)	(87,890,195)
Accretion of redeemable convertible preferred shares	(940,766)	(313,588)	(14,002,842)

Net loss attributable to common shareholders	$(6,211,809)	$(3,463,298)	$(101,893,037)

Basic and diluted net loss attributable to common shareholders per share	$(12.16)	$(.26)

Basic and diluted weighted average shares outstanding	510,669	13,250,511

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Shares and Shareholders’ Equity (Deficit)

	Series A Preferred Shares		Series B Preferred Shares		Series C Preferred Shares		Common Shares		Common Stock		Additional Paid-In Capital	Deficit During the Development Stage	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of November 18, 2005 (inception date)	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(26,463)	(26,463)

Balance as of December 31, 2005	—	—	—	—	—	—	—	—	—	—	—	(26,463)	(26,463)
Issuance of common shares to founders	—	—	—	—	—	—	179,825	—	—	—	171	—	171
Issuance of common shares for service	—	—	—	—	—	—	30,702	—	—	—	14,583	—	14,583
Issuance of common shares for license agreement	—	—	—	—	—	—	64,311	—	—	—	91,362	—	91,362
Issuance of Series A preferred share, net of share issuance costs of $150,570	789,191	7,346,745	—	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares	—	232,782	—	—	—	—	—	—	—	—	(122,443)	(110,339)	(232,782)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	16,327	—	16,327
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,228,948)	(2,228,948)

Balance as of December 31, 2006	789,191	7,579,527	—	—	—	—	274,838	—	—	—	—	(2,365,750)	(2,365,750)
Issuance of common shares upon exercise of options	—	—	—	—	—	—	8,947	—	—	—	5,250	—	5,250
Issuance of Series A preferred shares, net of issuance costs of $20,435	1,557,895	14,779,563	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series A preferred shares to common shares upon financing participation default	(55,120)	(523,644)	—	—	—	—	55,120	—	—	—	523,644	—	523,644
Issuance of common shares to CEO	—	—	—	—	—	—	77,368	—	—	—	124,950	—	124,950
Issuance of common shares for license agreement	—	—	—	—	—	—	61,335	—	—	—	99,055	—	99,055
Issuance of Series B preferred shares, net of issuance costs of $43,682	—	—	809,717	9,956,318	—	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares	—	1,526,057	—	100,000	—	—	—	—	—	—	(808,919)	(817,138)	(1,626,057)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	56,020	—	56,020

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Shares and Shareholders’ Equity (Deficit)

	Series A Preferred Shares		Series B Preferred Shares		Series C Preferred Shares		Common Shares		Common Stock		Additional Paid-In Capital	Deficit During the Development Stage	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,075,240)	(8,075,240)

Balance as of December 31, 2007	2,291,966	23,361,503	809,717	10,056,318	—	—	477,608	—	—	—	—	(11,258,128)	(11,258,128)
Issuance of common shares upon exercise of options	—	—	—	—	—	—	13,469	—	—	—	13,113	—	13,113
Accretion of redeemable convertible preferred shares	—	1,731,269	—	806,390	—	—	—	—	—	—	(106,124)	(2,431,536)	(2,537,660)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	93,011	—	93,011
Net loss	—	—	—	—	—	—	—	—	—	—	—	(14,902,317)	(14,902,317)

Balance as of December 31, 2008	2,291,966	25,092,772	809,717	10,862,708	—	—	491,077	—	—	—	—	(28,591,981)	(28,591,981)
Issuance of Series C preferred shares, net of issuance cost of $251,733	—	—	—	—	2,488,675	25,248,268	—	—	—	—	—	—	—
Series C Warrant	—	—	—	—	—	(5,174,381)	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares	—	667,997	—	301,946	—	1,321,490	—	—	—	—	(123,404)	(2,168,029)	(2,291,433)
Beneficial conversion costs of Series B preferred shares	—	—	—	73,995	—	—	—	—	—	—	—	(73,995)	(73,995)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	123,404	—	123,404
Net loss	—	—	—	—	—	—	—	—	—	—	—	(18,611,814)	(18,611,814)

Balance as of December 31, 2009	2,291,966	25,760,769	809,717	11,238,649	2,488,675	21,395,377	491,077	—	—	—	—	(49,445,819)	(49,445,819)
Issuance of common shares upon exercise of options	—	—	—	—	—	—	3,947	—	—	—	8,250	—	8,250
Issuance of Series C preferred shares, net of issuance cost of $9,279	—	—	—	—	2,000,700	20,490,721	—	—	—	—	—	—	—
Series C Warrant	—	—	—	—	—	8,597,116	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares	—	24,464	—	6,390	—	3,207,407	—	—	—	—	(174,061)	(3,064,202)	(3,238,263)
Beneficial conversion costs of Series B preferred shares	—	—	—	30,082	—	—	—	—	—	—	—	(30,082)	(30,082)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	165,811	—	165,811
Net loss	—	—	—	—	—	—	—	—	—	—	—	(19,674,924)	(19,674,924)

Balance as of December 31, 2010	2,291,966	25,785,233	809,717	11,275,121	4,489,375	53,690,621	495,024	—	—	—	—	(72,215,027)	(72,215,027)

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Shares and Shareholders’ Equity (Deficit)

	Series A Preferred Shares		Series B Preferred Shares		Series C Preferred Shares		Common Shares		Common Stock		Additional Paid-In Capital	Deficit During the Development Stage	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common shares upon exercise of options	—	—	—	—	—	—	38,815	—	—	—	69,932	—	69,932
Accretion of redeemable convertible preferred shares	—	24,464	—	6,391	—	3,732,206	—	—	—	—	(513,717)	(3,249,344)	(3,763,061)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	443,785	—	443,785
Net loss	—	—	—	—	—	—	—	—	—	—	—	(21,220,779)	(21,220,779)

Balance as of December 31, 2011	2,291,966	25,809,697	809,717	11,281,512	4,489,375	57,422,827	533,839	—	—	—	—	(96,685,150)	(96,685,150)
Issuance of common stock upon initial public offering, net of issuance costs of $4.7 million (unaudited)	—	—	—	—	—	—	—	—	9,660,000	9,660	53,184,681	—	53,194,341
Conversion of common shares to common stock (unaudited)	—	—	—	—	—	—	(533,839)	—	533,839	534	(534)	—	—
Accretion of redeemable convertible preferred shares (unaudited)	—	2,038	—	533	—	311,017	—	—	—	—	—	(313,588)	(313,588)
Conversion of redeemable convertible preferred shares to common stock upon initial public offering (unaudited)	(2,291,966)	(25,811,735)	(809,717)	(11,282,045)	(4,489,375)	(57,733,844)	—	—	9,958,502	9,959	94,817,666	—	94,827,624
Conversion of convertible notes payable to common stock upon initial public offering (unaudited)	—	—	—	—	—	—	—	—	876,621	877	4,723,658	—	4,724,535
Reclassification of warrant liability to additional paid-in capital (unaudited)	—	—	—	—	—	—	—	—	—	—	1,033,647	—	1,033,647
Share-based compensation (unaudited)	—	—	—	—	—	—	—	—	—	—	164,487	—	164,487
Net loss (unaudited)	—	—	—	—	—	—	—	—	—	—	—	(3,149,710)	(3,149,710)

Balance as of March 31, 2012 (Unaudited)	—	$—	—	$—	—	$—	—	$—	21,028,962	$21,029	$153,923,605	$(100,148,448)	$53,796,186

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months ended March 31,		Period from November 18, 2005 (Inception) to March 31,
	2011	2012	2012
Operating activities
Net loss	$(5,271,043)	$(3,149,710)	$(87,890,195)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	19,640	18,046	212,749
Issuance of common shares for service	—	—	14,583
Issuance of common shares for license agreement	—	—	190,418
Share-based compensation	98,369	164,487	1,187,795
Change in fair value of warrant liability	—	(87,204)	3,330,801
Amortization of debt discount	—	94,957	489,257
Changes in operating assets and liabilities
Prepaid expenses	92,582	(671,129)	(955,169)
Deposits	32,222	—	(9,870)
Accounts payable	(364,762)	(330,464)	2,650,412
Accrued expenses	52,679	433,445	978,744
Accrued payroll and benefits	(178,367)	(234,229)	186,871

Net cash used in operating activities	(5,518,680)	(3,761,801)	(79,613,604)

Investing activities
Purchases of furniture, fixtures and equipment	(7,582)	(4,903)	(281,525)
Purchase of investments	—	—	(14,306,177)
Proceeds from sale of investments	—	—	14,306,177

Net cash used in investing activities	(7,582)	(4,903)	(281,525)

Financing activities
Proceeds from borrowing on convertible promissory notes	—	—	8,100,000
Proceeds from borrowing on long-term debt	—	—	10,000,000
Proceeds from issuance of common shares	49,048	—	96,715
Proceeds from issuance of common stock, net of underwriting discounts	—	54,777,800	54,777,800
Payment of share issuance costs	—	—	(475,699)
Payment of debt issuance costs	—	—	(306,898)
Payment of offering costs	—	(702,716)	(1,583,458)
Proceeds from issuance of Series A redeemable convertible preferred shares	—	—	19,099,998
Accrued interest converted into Series A redeemable convertible preferred shares	—	—	97,315
Proceeds from issuance of Series B redeemable convertible preferred shares	—	—	10,000,000
Proceeds from issuance of Series C redeemable convertible preferred shares	—	—	46,000,000

Net cash provided by financing activities	49,048	54,075,084	145,805,773

Net change in cash and equivalents	(5,477,214)	50,308,380	65,910,644
Cash and equivalents as of beginning of the period	20,047,997	15,602,264	—

Cash and equivalents as of end of the period	$14,570,783	$65,910,644	$65,910,644

Supplemental cash flow information
Cash paid for interest	$—	$206,000	$206,000
Supplemental disclosure of non-cash investing and financing activities
Accretion of Series A redeemable convertible preferred shares	$6,116	$2,038	$4,209,072
Accretion of Series B redeemable convertible preferred shares	$1,598	$533	$1,221,650
Accretion of Series C redeemable convertible preferred shares	$933,052	$311,017	$8,572,124
Beneficial conversion costs of Series B preferred shares	$—	$—	$104,077
Notes payable converted into Series A redeemable convertible preferred shares	$—	$—	$3,100,000
Allocation of the Class C proceeds to the Class C Purchase Option	$—	$—	$5,174,381
Conversion of the Class C Purchase Option	$—	$—	$(8,597,116)
Allocation of the convertible note proceeds to warrant	$—	$—	$852,485
Allocation of the long-term debt proceeds to warrant	$—	$—	$273,094
Conversion of convertible notes payable and accrued interest into common stock	$—	$4,724,535	$4,724,534
Conversion of redeemable convertible preferred shares into common stock	$—	$94,827,624	$94,827,625
Reclassification of warrant liability to additional paid-in capital	$—	$1,033,647	$1,033,647

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

(A Development Stage Company)

March 31, 2012

Notes to Consolidated Financial Statements

1. Description of Business

Cempra, Inc. (the “Company” or “Cempra”, previously known as Cempra Holdings, LLC) is the successor entity of Cempra Pharmaceuticals, Inc. which was incorporated on November 18, 2005 and commenced operations in January 2006. Cempra is located in Chapel Hill, North Carolina, and is a biopharmaceutical company developing medicines to treat drug-resistant bacterial infections in the community and hospital.

On February 2, 2012, Cempra Holdings, LLC converted from a Delaware limited liability company to a Delaware corporation and was renamed Cempra, Inc. As a result of the corporate conversion, the holders of both common and preferred shares of Cempra Holdings, LLC became holders of shares of common stock of Cempra, Inc. Holders of options to purchase common shares of Cempra Holdings, LLC became holders of options to purchase shares of common stock of Cempra, Inc. Holders of notes convertible into preferred shares of Cempra Holdings, LLC and associated warrants exercisable for preferred shares of Cempra Holdings, LLC became holders of shares of common stock and warrants to purchase shares of common stock of Cempra, Inc.

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

As of March 31, 2012, the Company has incurred losses since inception of $87.9 million. The Company expects to continue to incur losses and require additional financial resources to advance its products to either commercial stage or liquidity events.

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

2. Basis of Presentation

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts and results of operations of Cempra, Inc. and its wholly owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Data

The accompanying interim consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required

CEMPRA, INC.

(A Development Stage Company)

March 31, 2012

Notes to Consolidated Financial Statements

by U.S. GAAP for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2011 contained in the Company’s Annual Report on Form 10-K. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2012 and the results of operations for the three months ended March 31, 2011 and 2012 and cash flows for the three months ended March 31, 2011 and 2012. The December 31, 2011 consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures including notes required by U.S. GAAP for complete financial statements.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

On April 5, 2012, President Obama signed into law the Jumpstart Our Business Startups Act (JOBS Act), which establishes a new category of issuer called an emerging growth company (EGC). Under the JOBS Act, an EGC is defined as an issuer with total annual gross revenues less than $1 billion during its most recently completed fiscal year. An issuer continues to be eligible for EGC status until the earliest of (1) the last day of the fiscal year during which it had total annual gross revenues of $1 billion or more (indexed for inflation), (2) the last day of the fiscal year of the issuer following the fifth anniversary of the date of its initial public offering (IPO), (3) the date on which it issued more than $1 billion in non-convertible debt in the previous three-year period, or (4) the date on which it became a large accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Among other requirements, the JOBS Act permits an EGC to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. The Company has elected to “opt out” of this provision and, as a result, will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

In May 2011, the FASB issued amended guidance on fair value measurements. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This accounting standard is effective on a prospective basis for interim and annual reporting periods beginning on or after December 15, 2011. As this accounting standard only requires enhanced disclosure, the adoption of this standard did not impact the Company’s financial position or results of operations.

In June 2011, the authoritative guidance for presentation of comprehensive income was amended to eliminate the option to present other comprehensive income and its components in the statement of changes in shareholders’ deficit. Companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. The Company adopted this new guidance on January 1, 2012, as required and it did not have an impact on the Company’s financial position or results of operations.

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

3. Fair Value of Financial Instruments

The carrying values of cash equivalents, prepaid expenses, and accounts payable at March 31, 2012 approximated their fair values due to the short-term nature of these items. At December 31, 2011, 2012, the Company held warrant liabilities that were required to be measured at fair value on a recurring basis. The warrant liability was reclassified to additional paid-in capital upon completion of the initial public offering (the “IPO”).

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

CEMPRA, INC.

(A Development Stage Company)

March 31, 2012

Notes to Consolidated Financial Statements

At December 31, 2011 and March 31, 2012, these financial instruments and respective fair values have been classified as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Assets:

Money Market Funds	$12,634,219	$—	$—	12,634,219

Total assets at fair value:	$12,634,219	$—	$—	$12,634,219

Liabilities:

Warrant liabilities	$—	$—	$1,120,849	$1,120,849

Total Liabilities at Fair Value:	$—	$—	$1,120,849	$1,120,849

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2012
				(Unaudited)
Assets:

Money Market Funds	$62,412,385	$—	$—	62,412,385

Total assets at fair value:	$62,412,385	$—	$—	$62,412,385

The change in the fair value measurement using significant unobservable inputs (Level 3) is summarized below:

Balance at December 31, 2011	$1,120,849

Change in fair value recorded as interest expense (unaudited)	17,461
Change in fair value recorded as interest income (unaudited)	(104,663)
Reclassification of August 2011 Warrant to additional paid-in capital (unaudited)	(865,216)
Reclassification of Hercules Warrant to additional paid-in capital (unaudited)	(168,431)

Balance at March 31, 2012 (unaudited)	$—

The warrant liability represents the Company’s allocation of a portion of the proceeds from the August 2011 Notes and the December 2011 Note (both as defined in Note 7). The allocation of the proceeds from the August 2011 Note and the December 2011 Note was based on the fair value of the warrant liability on the dates of grant. The Company accounted for the warrant liability in accordance with ASC Topic 480, Distinguishing Liabilities from Equity, which requires that a purchase option to acquire redeemable equity (either puttable or mandatorily redeemable) be reported as liabilities. The Company measured the fair value of the warrant liability based upon contemporaneous valuations. The August 2011 Warrants (as defined in Note 7) utilized the Black-Scholes pricing model while the Hercules Warrant (as defined in Note 7) utilized the Binomial model at each balance sheet date prior to the IPO when the warrants to purchase preferred stock were converted into warrants to purchase common stock and the warrants were no longer reported as liabilities. The Company recorded changes in the fair value of the warrant liability as interest expense or income.

CEMPRA, INC.

(A Development Stage Company)

March 31, 2012

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

The August 2011 and Hercules Warrant liability was reclassified to additional paid-in capital upon the conversion of warrants to purchase preferred stock into warrants to purchase common stock.

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

In July 2010, the Company paid a $500,000 milestone payment to Optimer after the successful completion of its first CEM-101 Phase 1 program, which was expensed as incurred in research and development expense. The next milestone payment payable to Optimer is in the amount of $1,000,000 and will become due and payable upon the completion of the Company’s discussions with the FDA for the protocol for its planned pivotal Phase 3 trial for oral CEM-101 if the FDA indicates that the data is reasonably sufficient to support that planned Phase 3 trial. As of March 31, 2012, no accrual has been recorded for the contingent liability as the Company determined the payment was not probable. Under the terms of the Optimer Agreement, the Company will owe Optimer additional payments, contingent upon the achievement of various development, regulatory and commercialization milestone events. The aggregate amount of such milestone payments the Company may need to pay is based in part on the number of products developed under the agreement and would total $27,500,000 if four products are developed through FDA approval. The Company will also pay tiered mid-single-digit royalties based on the amount of annual net sales of its approved products.

CEMPRA, INC.

(A Development Stage Company)

March 31, 2012

Notes to Consolidated Financial Statements

5. Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consist of the following as of:

	Useful Life (years)	December 31,	March 31,
		2011	2012
			(Unaudited)
Computer equipment	2	$191,332	$188,354
Software	2	46,594	46,594
Furniture	5	33,890	38,792
Leasehold improvements	3	4,808	4,808

Total furniture, fixtures and equipment		276,624	278,548

Less accumulated depreciation		194,704	209,771

Furniture, fixtures and equipment, net		$81,920	$68,777

Depreciation expense for the three months ended March 31, 2011 and the three months ended March 31, 2012 was $19,640 and $18,046, respectively. Depreciation expense for the cumulative period from inception through March 31, 2012 was $212,749.

6. Accrued Expenses

Accrued expenses are comprised of the following as of:

	December 31, 2011	March 31, 2012
		(Unaudited)
Accrued professional fees	$281,907	$628,121
Accrued interest	236,000	67,236
Deferred rent	27,393	26,442

Total accrued expenses	$545,300	$721,799

CEMPRA, INC.

(A Development Stage Company)

March 31, 2012

Notes to Consolidated Financial Statements

7. Unsecured Convertible Promissory Note & Debt

Notes payable and debt consist of:

	December 31, 2011	March 31, 2012
		(Unaudited)
10.0% Convertible Notes due 2016, net of unamortized discount of $542,073 and $0 *	$4,457,927	$—
9.55% Long-term Debt due 2015, net of unamortized discount of $896,105 and $810,811*	9,503,895	9,589,189

Total notes payable and long-term debt	13,961,822	9,589,189
Less:
Current maturities	—	—

Total	$13,961,822	$9,589,189

*	The fair value of the warrants embedded within the 10.0% Convertible Notes ($847,755) and the 9.55% Long-term Debt ($273,094) is separately classified as a warrant liability at December 31, 2011 in the consolidated balance sheets. Upon the completion of the IPO in February 2012, the fair value of the warrant liability was reclassified to additional paid-in capital.

10% Unsecured Convertible Promissory Note

In August 2011, the Company issued 10.0% unsecured convertible notes (the “August 2011 Notes”) in the original aggregate principal amount of $5,000,000. Upon the completion of the IPO, the August 2011 Notes and accrued interest of $5.3 million converted into 876,621 shares of common stock.

In connection with the issuance of the August 2011 Notes, the Company issued warrants (the “August 2011 Warrants”) that have a term of seven years. The August 2011 Warrants give holders the right to purchase a certain number of Company shares or securities at a specified exercise price respect to the first to occur of several scenarios. Upon completion of the IPO, the warrants became exercisable for 208,332 shares of the Company’s common stock at an exercise price of $6.00 per share and the related warrant liability was reclassified to additional paid-in capital.

9.55% Long-term Debt

In December 2011, the Company entered into a $20,000,000 loan and security agreement (the “December 2011 Note”) with Hercules Technology Growth Capital, Inc. (“Hercules”) and borrowed $10,000,000 upon closing. The principal amount outstanding under the initial $10,000,000 borrowing bears interest at the greater of (i) 9.55%, or (ii) the sum of 9.55% plus the prime lending rate, as published by the Wall Street Journal, minus 3.25% per annum. The terms of the December 2011 Note agreement states that if after the closing of the initial $10,000,000 borrowing, the Company receives at least $40,000,000 of proceeds from (i) an initial public offering of its securities, (ii) the sale or issuance of its equity interests on a fully funded plan and on terms reasonably acceptable to Hercules, or (iii) the closing of a fully funded strategic deal on terms reasonably acceptable to Hercules, the Company may, at any time prior to October 1, 2012, request another borrowing in the aggregate amount of $10,000,000. In February 2012, the Company raised $58.0 million of gross proceeds in connection with its initial public offering and therefore now has access to the remaining $10.0 million available under the loan agreement. The Company will be required to make interest only payments through March 31, 2013, which can be extended to June 2013 upon satisfaction of certain conditions. Principal and interest payments will start after December 2012 or any later extended date. The principal balance outstanding on the loan agreement and all accrued but unpaid interest thereunder will be due and payable on December 1, 2015. In addition, on the earliest to occur of (i) the loan maturity date, (ii) the date that the Company prepays all of the outstanding advances and accrued interest, or (iii) the date that all of the advances and interest become due and payable, the Company must pay Hercules a fee of $400,000. The Company granted Hercules a security interest in all of its assets, except intellectual property. The Company’s obligations to Hercules include restrictions on borrowing, asset transfers, placing liens or security interests on the Company’s assets including its intellectual property, mergers and acquisitions and distributions to stockholders.

CEMPRA, INC.

(A Development Stage Company)

March 31, 2012

Notes to Consolidated Financial Statements

In connection with the loan agreement, the Company entered into a warrant agreement with Hercules (the “Hercules Warrant”), under which Hercules has the right to purchase up to the aggregate number of shares of Class C preferred shares (or such stock into or for which the Class C preferred shares may convert) equal to (a) that number of shares determined by dividing 4.0% of the first $10,000,000 borrowed under the loan agreement by the applicable exercise price, and (b) that number of shares determined by dividing 4.0% of the advances made under the second $10,000,000 in advance, if any, by the applicable exercise price. The exercise price per share is equal to $10.25 per share subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection. The warrant expires on December 20, 2021. Proceeds equal to the fair value of the Hercules warrant were recorded as a liability at the date of issuance and the borrowings under the Hercules loan will be increased to equal the face amount of the borrowings plus interest through interest expense over the term of the loan using the effective interest method.

Upon completion of the IPO, the Hercules Warrant became exercisable for 39,038 shares of the Company’s common stock at an exercise price of $6.00 per share and the related warrant liability was reclassified to additional paid-in capital.

Scheduled Maturities:

Scheduled maturities of Long-term Debt are as follows:

Year Ending December 31:
2012	$—
2013	2,226,610
2014	3,235,386
2015(1)	4,938,004

Total	$10,400,000
Less: Unamortized discount	(810,811)

Net	$9,589,189

(1)

On the date that all of the principal and interest of the December 2011 Note become due and payable, the Company must pay Hercules an end of term fee of $400,000, which is represented in year 2015 of the table above.

8. Shareholders’ Equity (Deficit)

Initial Public Offering

During February 2012, the Company completed its IPO, issuing 9,660,000 shares of common stock at a price of $6.00 per share, resulting in net proceeds to the Company of approximately $53.2 million after deducting underwriting discounts of $3.2 million and offering costs of $1.6 million.

In connection with the IPO, all of the Company’s outstanding preferred shares, including accrued yield of $13.7 million, automatically converted into a total of 9,958,502 shares of its common stock and the preferred stock warrant liability of $1.0 million was reclassified to additional paid-in capital upon the conversion of warrants to purchase preferred stock into warrants to purchase common stock. In addition, the Company’s August 2011 Notes totaling $5.0 million and related accrued interest of $0.3 million converted into 876,621 shares of common stock.

CEMPRA, INC.

(A Development Stage Company)

March 31, 2012

Notes to Consolidated Financial Statements

9. Share Option Plans

The Company adopted the 2006 Stock Plan in January 2006 (“the 2006 Plan”). The 2006 Plan provided for the granting of incentive share options, nonqualified share options and restricted shares to Company employees, representatives and consultants.

The Company’s board of directors adopted the 2011 Equity Incentive Plan in October 2011 (the “2011 Plan”) and authorized the issuance of up to 1,526,316 shares for future issuances under the 2011 Plan. As of March 31, 2012, there were 1,157,399 option shares available under the 2011 Plan.

The 2011 Plan became effective upon the conversion of Cempra Holdings, LLC from a limited liability company to a corporation on February 2, 2012 and was adopted by the Company’s shareholders immediately thereafter. Upon conversion on February 2, 2012, the Company eliminated the authorization for any unissued shares previously reserved under the Company’s 2006 Plan. The stock awards previously issued under the 2006 Plan remain in effect in accordance with the terms of the 2006 Plan.

The following table summarizes the Company’s 2006 and 2011 Plan activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)

Outstanding - December 31, 2011	715,811	2.00

Granted	368,917	7.58
Exercised	—	—
Forfeited	(5,778)	2.02
Expired	—	—

Outstanding - March 31, 2012	1,078,950	3.93	8.26	3,920,197

Exercisable - 3/31/2012	435,711	1.97	6.79	$2,431,334

Vested and expected to vest at March 31, 2012 (2)	1,017,331	3.84	8.20	$3,792,811

(1)	Intrinsic value is the excess of the fair value of the underlying common shares as of March 31, 2012 over the weighted-average exercise price.
(2)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.

CEMPRA, INC.

(A Development Stage Company)

March 31, 2012

Notes to Consolidated Financial Statements

The following table summarizes certain information about all options outstanding as of March 31, 2012:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Remaining Contractual Term (in years)

$0.48	33,684	4.17	33,684	4.17
$1.43	24,737	4.36	24,737	4.36
$1.62	39,264	4.72	39,264	4.72
$1.90	3,555	7.04	3,555	7.04
$2.09	454,423	8.08	226,833	7.93
$2.28	59,064	8.92	16,186	8.92
$2.47	95,306	6.09	91,452	6.08
$7.47	104,000	9.97	—	—
$7.62	264,917	9.97	—	—

	1,078,950		435,711

During the three month period ended March 31, 2011 and 2012, the Company recorded $98,369 and $164,487 in share-based compensation expense, respectively. Since inception, the Company has recognized $1,187,795 in share-based compensation expense. As of March 31, 2012, approximately $2,327,000 of total unrecognized compensation cost related to unvested share options is expected to be recognized over a weighted-average period of 1.7 years.

10. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ended December 31, 2012 as the Company incurred losses for the three month period ended March 31, 2012 and is forecasting additional losses through the fourth quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ended December 31, 2012. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

Due to the Company’s history of losses since inception, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a full valuation allowance, since it has been determined that it is more likely than not that all of the deferred tax assets will not be realized.

CEMPRA, INC.

(A Development Stage Company)

March 31, 2012

Notes to Consolidated Financial Statements

11. Net Loss Per Share

Basic and diluted net loss per common share was determined by dividing net loss attributable to common shareholders by the weighted average common shares outstanding during the period. The Company’s potentially dilutive shares, which include redeemable convertible preferred shares, convertible debt, warrants and common share options, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.

The following table presents the computation of basic and diluted net loss per common share:

	March 31, 2011	March 31, 2012
	(Unaudited)
As Reported:
Net loss attributable to Cempra Holdings, LLC	$(5,271,043)	$(3,149,710)
Accretion of redeemable convertible preferred shares	(940,766)	(313,588)

Net loss attributable to common shareholders	$(6,211,809)	$(3,463,298)
Weighted average common share outstanding, basic and diluted	510,669	13,250,511

Net loss per share attributable to common shareholders, basic and diluted	$(12.16)	$(.26)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	March 31, 2011	March 31, 2012
	(Unaudited)
Redeemable convertible preferred shares	7,670,733	2,781,694
Convertible debt	—	179,711
Warrants outstanding	—	213,791
Share options outstanding	766,346	755,453

	8,437,079	3,930,649

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2011, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2011. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1. Business - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

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

We have devoted substantially all of our resources to our drug development efforts, including conducting clinical trials of our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from any source. From inception in November 2005 through March 31, 2012, we raised a total of $151.3 million from the issuance of debt, sale of convertible notes, convertible preferred shares and common shares, including $58.0 million from the sale of common stock in our initial public offering in February 2012.

We have incurred losses in each year since our inception in November 2005. Our net losses were approximately $5.3 million and $3.2 million for the three months ended March 31, 2011 and March 31, 2012. As of March 31, 2012, we had an accumulated deficit of approximately $100.1 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

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

Our Board of Directors approved a 1-for-9.5 reverse stock split of our common and preferred shares on January 12, 2012, which became effective on January 29, 2012. All references to common stock, common shares outstanding, average number of common shares outstanding and per share amounts in our consolidated financial statements and notes to consolidated financial statements have been restated to reflect the 1-for-9.5 reverse stock split on a retroactive basis.

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

From inception through March 31, 2012, we have incurred $68.7 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we seek to complete development of CEM-101 for CABP and Taksta for ABSSSI and to further advance our other product candidates.

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

The following table sets forth costs incurred on a program-specific basis for CEM-101 and Taksta, excluding personnel-related costs. Macrolide research includes costs for discovery programs. All employee-related expenses for those employees working in research and development functions are included in “Research and development personnel cost” in the table, including salary, bonus, employee benefits and share-based compensation. We do not allocate insurance or other indirect costs related to our research and development function to specific product candidates. Those expenses are included in “Indirect research and development expense” in the table.

	Three Months Ended March 31,
	2011	2012
	(Unaudited, in thousands)
Direct research and development expense by program:
CEM-101	$3,615	$1,214
Taksta	89	30
Macrolide research	79	3
Research and development personnel cost	523	605

Total direct research and development expense	4,306	1,852
Indirect research and development expense	94	24

Total research and development expense	$4,400	$1,876

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

Other Income (Expense), Net

Interest income consists of interest earned on our cash and equivalents as well as changes in fair value of warrants issued in connection with the December 2011 Note. We expect our interest income to increase during 2012 as we invested the net proceeds from the IPO pending their use in our operations.

Interest expense consists of interest incurred on the August 2011 Notes and December 2011 Note as well as changes in fair value of warrants issued in connection with the notes. We expect interest expense to increase during 2012 due to the outstanding December 2011 Note.

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

Yield is cumulative and payable to the holders of preferred shares in advance of any distributions on common shares but only when, if and as declared by our board of directors. The holders of Class C preferred shares have been earning an annual yield at a rate of 8.0% of the original purchase price since May 13, 2009. Through May 13, 2009, the holders of Class A preferred shares and Class B preferred shares earned an annual yield at a rate of 8.0% of the original purchase price. Yield is recorded through periodic accretions which increase the carrying value of the preferred shares and is charged against additional paid-in capital to the extent available or shareholders’ equity (deficit).

Upon completion of our IPO, all of our outstanding preferred shares, including $13.7 million of accrued yield, converted into a total of 9,958,502 shares of common stock.

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

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012. There have been no material changes in any of our accounting policies since December 31, 2011.

Results of Operations

Comparison of Three Months Ended March 31, 2011 and Three Months Ended March 31, 2012

The following table summarizes the results of our operations for each of three-month periods ended March 31, 2011 and 2012, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,
	2011	2012	Increase/ (Decrease)%
	(Unaudited, in thousands)
Revenue	$—	$—	$—	—
Research and development expense	4,392	1,876	(2,516)	(57.3)%
General and administrative expense	880	972	92	10.5%
Other income (expense), net	1	(301)	(302)	100.0%

Revenue

We did not recognize any revenue for the three months ended March 31, 2011 and 2012.

Research and Development Expense

Research and development expense decreased by $2.5 million, or 57.3%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 as a result of a $2.4 million decrease in direct expenses incurred for CEM-101 and a $0.1 million decrease in direct expenses incurred for Taksta. The completion of the oral Phase 2 trials of CEM-101 during 2011 was the primary cause of the decrease in direct research and development expenses of $2.4 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Indirect research and development expenses decreased by $0.1 million, during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 as a result of decreased travel expense and professional service fees.

Included in direct research and development payroll expense were share-based compensation charges of $32,000 and $65,000 for the three months ended March 31, 2011 and 2012, respectively.

General and Administrative Expense

General and administrative expense increased $0.1 million, or 10.0%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 as a result of increased stock based compensation expense and professional service fees.

Included in general and administrative expense were share-based compensation charges of $66,000 and $99,000 for the three months ended March 31, 2011 and 2012, respectively.

Other Income (Expense), Net

Other income (expense), net decreased by $0.3 million, or 100.0%, in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 as a result of a $0.1 million increase in fair value adjustments recorded as interest income and a $0.4 million increase in interest expese related to the August and December 2011 Notes.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in November 2005 through March 31, 2012, we have funded our operations primarily with $151.3 million from debt, the sale of convertible notes, convertible preferred shares and common shares.

The gross proceeds we have received from the issuance and sale of our convertible notes, preferred shares and common stock are as follows:

Issue	Year	Number of Shares	Gross Proceeds
			(in thousands)
Class A	2006	789,191	$7,497	(1)
Class A	2007	1,557,895	14,800
Class B	2007	809,717	10,000
Class C	2009	2,488,686	25,500
Class C	2010	2,000,700	20,500
August 2011 Notes	2011	—	5,000
December 2011 Note	2011	—	10,000
Initial Public Offering	2012	9,660,000	57,960

(1)	Includes $3,197 of converted notes payable and accrued interest.

As of March 31, 2012, we had cash and equivalents of approximately $65.9 million.

In December 2011, we entered into a $20.0 million loan and security agreement with Hercules pursuant to which we borrowed $10.0 million upon closing. The principal amount outstanding under the initial $10.0 million advance bears interest at the greater of (i) 9.55%, or (ii) the sum of 9.55% plus the prime lending rate, as published by the Wall Street Journal, minus 3.25% per annum. We may, at any time prior to October 1, 2012, request an additional advance in the amount of $10.0 million. The principal amount outstanding under the second $10.0 million advance will bear interest at the greater of (i) 8.75%, or (ii) the sum of 8.75% plus the prime lending rate, as published by the Wall Street Journal, minus 3.25% per annum. We will be required to make interest only payments through March 2013, which can be extended to June 2013 upon satisfaction of certain conditions. Principal and interest payments will start after December 2012 or any later extended date. The principal balance outstanding on the loan agreement and all accrued but unpaid interest thereunder will be due and payable on December 1, 2015. In addition, on the earliest to occur of (i) the loan maturity date, (ii) the date that we prepay all of the outstanding advances and accrued interest, or (iii) the date that all of the advances and interest become due and payable, we must pay Hercules a fee of $400,000. We granted Hercules a security interest in all of our assets, except for our intellectual property. Our obligations to Hercules include restrictions on borrowing, asset transfers, placing liens or security interests on our assets, including our intellectual property, mergers and acquisitions and distributions to stockholders.

In connection with the loan agreement, we entered into a warrant agreement with Hercules, under which Hercules has the right to purchase up to the aggregate number of shares of common stock equal to (a) $400,000 divided by the applicable exercise price, and (b) if we draw the remaining $10.0 million, that number of shares determined by dividing $400,000 by the applicable exercise price. The exercise price per share is equal to $10.25 per share subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection. The warrant expires on December 20, 2021.

During February 2012, we completed our IPO issuing 9,660,000 shares of common stock, at a price of $6.00 per share, resulting in net proceeds of approximately $53.2 million after deducting underwriting discounts of $3.2 million and offering costs of $1.6 million.

Upon the completion of the IPO, all of our outstanding preferred shares, including accrued yield of $13.7 million, automatically converted into a total of 9,958,502 shares of common stock and the preferred stock warrant liability of $1.0 million was reclassified to additional paid-in capital upon the conversion of warrants to purchase preferred stock into warrants to purchase common stock. In addition, our August 2011 Notes totaling $5.0 million and related accrued interest of $0.3 million converted into 876,621 shares of common stock.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Three Months Ended March 31
	2011	2012
	(Unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$(5,519)	$(3,762)
Investing activities	(8)	(5)
Financing activities	49	54,075

Net increase (decrease) in cash and equivalents	$5,477	$50,308

Operating Activities. Cash used in operating activities of $5.5 million during the three months ended March 31, 2011 was primarily a result of our $5.3 million net loss, coupled with changes in operating assets and liabilities of $0.3 million, partially offset by non-cash items of $0.1 million. Cash used in operating activities of $3.8 million for the three months ended March 31, 2012 was primarily a result of our $3.2 million net loss and cash used by changes in operating assets and liabilities of $0.8 million partially offset by non-cash items of $0.2 million.

Investing Activities. Net cash used in investing activities was $8,000 for the three months ended March 31, 2011 and $5,000 for the three months ended March 31, 2012. Cash used in investing activities during all of these periods reflected our purchases of equipment.

Financing Activities. Net cash provided by financing activities was $49,000 for the three months ended March 31, 2011 from the exercise of stock options. Net cash provided by financing activities was $54.1 million for the three months ended March 31, 2012. The cash provided by financing activities in 2012 consisted of gross proceeds of $58.0 million from the IPO offset by $3.2 million of underwriting discounts and $0.7 million of offering costs.

Funding Requirements

To date, we have not generated any product revenue from our development stage product candidates or from any other source. We do not know when, or if, we will generate any product revenue. We do not expect to generate product revenue unless or until we obtain marketing approval of, and commercialize, CEM-101 and/or Taksta or any of our other product candidates. At the same time, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, CEM-101 and Taksta and our other product candidates. Furthermore, upon the closing of our IPO, we expect to incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We will need substantial additional funding in connection with our continuing operations.

We expect that our existing cash and equivalents, including interest thereon, and the expected draw of the $10.0 million available under the December 2011 Note will enable us to fund our operating expenses and capital expenditure requirements at least into 2014. We will need to obtain additional financing for the continued development of CEM-101, Taksta and our other product candidates and prior to the commercialization of any of these product candidates. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates.

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

Until we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Other than the remaining $10.0 million available under the Herucules loan agreement, we do not have any other committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

Contractual Obligations and Commitments

We have an operating lease agreement for our current office space in Chapel Hill, North Carolina. The lease term is 42 months with an expiration date of November 30, 2014. Aggregate lease payments over the term will be $0.4 million.

During the three months ended March 31, 2012, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those specified in our 2011 Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

On April 5, 2012, President Obama signed into law the Jumpstart Our Business Startups Act (JOBS Act), which establishes a new category of issuer called an emerging growth company (EGC). Under the JOBS Act, an EGC is defined as an issuer with total annual gross revenues less than $1 billion during its most recently completed fiscal year. An issuer continues to be eligible for EGC status until the earliest of (1) the last day of the fiscal year during which it had total annual gross revenues of $1 billion or more (indexed for inflation), (2) the last day of the fiscal year of the issuer following the fifth anniversary of the date of its IPO, (3) the date on which it issued more than $1 billion in non-convertible debt in the previous three-year period, or (4) the date on which it became a large accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

The JOBS Act exempts an EGC from the following requirements during the period of eligibility:

•

Having an independent auditor assess its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act. However, an EGC would still have to comply with the Section 404(a) requirement that management assess its internal control over financial reporting, generally beginning with its second annual report on Form 10-K.

•	Adopting new or revised accounting standards that are effective for public companies. Instead, the extended effective dates of such accounting standards for private companies would apply.

•

Complying with “say-on-pay” vote requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act. An EGC would satisfy executive compensation disclosures in a manner consistent with a smaller reporting company.

•

Complying with future changes to PCAOB auditing standards related to mandatory audit firm rotation and an Auditors Discussion & Analysis statement (if adopted). Other new standards would not apply to audits of EGCs unless the SEC decides that they should after considering the protection of investors and whether the action will promote efficiency, competition and capital formation.

With the exception of the treatment for accounting standards, each of these exemptions is voluntary and an EGC may choose to operate as an EGC as it deems appropriate. The JOBS Act permits an EGC to “opt out” of the exemption to adopt new or revised accounting standards when they are effective for private companies and instead apply such standards on the same basis as a public company. Such decision to opt-out is irrevocable, and the EGC must continue to comply with such standards to the same extent that a public company is required for as long as the company remains an EGC.

We are electing to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted.

For information on recent accounting pronouncements, see Note 2 to the consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the quarter ended March 31, 2012. For additional information regarding market risk, refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2011 Annual Report on Form 10-K.

Item 4. Controls and Procedures

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

PART II – OTHER INFORMATION

Item 1A. RISK FACTORS

The primary risk factors affecting our business have not changed materially from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, except as set forth below.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors or otherwise negatively impact the price of our stock.

The Jumpstart Our Business Startups Act of 2012, or JOBS Act, contains provisions that, among other things, reduce reporting requirements for qualifying public companies. As an “emerging growth company,” we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act.

Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, we choose to rely on these exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering in February 2012 or until we are no longer an emerging growth company, whichever is earlier. If we rely on the exemptions permitted under the JOBS Act, we cannot be certain if our scaled disclosure will make our stock less attractive to investors or negatively affect the price of our stock.

If we fail to establish and maintain proper internal controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.

We are not currently required to comply with SEC rules that implement Sections 302 and 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. Additionally, if we opt to rely on the exemptions provided in the JOBS Act, we will not be required to provide our independent auditor’s assessment of our internal controls over financial reporting until such time we cease to be an “emerging growth company.”

When we are required to evaluate our internal controls over financial reporting, if we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations because there is presently no precedent available by which to measure compliance adequacy. As a consequence, we may not be able to complete our remediation process in time to meet our deadline for compliance with Section 404 of the Sarbanes-Oxley Act. Also, there can be no assurance that we will not identify one or more material weaknesses in our internal controls in connection with evaluating our compliance with Section 404 of the Sarbanes-Oxley Act. The presence of material weaknesses could result in financial statement errors which, in turn, could require us to restate our operating results.

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

Item 6. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	Financials in XBRL format.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2012	CEMPRA, INC.

	By:	/s/ Prabhavathi Fernandes, Ph.D.
Prabhavathi Fernandes, Ph.D.
President and Chief Executive Officer