Form 10-Q
period 2012-06-30
CEMPRA, INC.
filed 2012-08-08
CIK 1461993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

EXPLANATORY NOTE: Because we completed our initial public offering in February 2012, we qualify as an “emerging growth company,” as that term is defined in the Jumpstart our Business Startups Act. As an emerging growth company, we provide in this Form 10-Q the scaled disclosure required of a “smaller reporting company,” as that term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934.

As of August 7, 2012 there were 21,036,813 shares of the registrant’s common stock, $0.001 par value, outstanding.

i

CEMPRA, INC.

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CEMPRA, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2011	June 30, 2012
		(Unaudited)
Assets
Current assets
Cash and equivalents	$15,602,264	$57,847,078
Prepaid expenses	284,040	596,063
Deferred offering expenses	880,742	—

Total current assets	16,767,046	58,443,141

Furniture, fixtures and equipment, net	81,920	53,930
Deposits	9,870	9,870

Total assets	$16,858,836	$58,506,941

Liabilities
Current liabilities
Accounts payable	$2,980,878	$2,450,685
Accrued expenses	545,300	1,218,742
Accrued payroll and benefits	421,101	372,440
Warrant liability	1,120,849	—
Current portion of long-term debt	—	723,488

Total current liabilities	5,068,128	4,765,355

Convertible notes payable	4,457,927	—
Long-term debt	9,503,895	8,951,794

Total liabilities	19,029,950	13,717,149

Commitments and Contingencies

Redeemable Convertible Preferred Shares
Class A redeemable convertible preferred shares; 21,773,669 shares designated, 2,291,966 shares issued and outstanding (liquidation preference of $2,721,167) at December 31, 2011 and no shares designated, issued and outstanding at June 30, 2012 (liquidation preference of $0)	25,809,697	—
Class B redeemable convertible preferred shares; 7,692,308 shares designated, 809,717 shares issued and outstanding (liquidation preference of $1,178,480) at December 31, 2011 and no shares designated, issued and outstanding at June 30, 2012 (liquidation preference of $0)	11,281,512	—
Class C redeemable convertible preferred shares; 42,649,063 shares designated, 4,489,375 shares issued and outstanding at December 31, 2011 (liquidation preference of $5,697,455) and no shares designated, issued and outstanding at June 30, 2012 (liquidation preference of $0)	57,422,827	—

Shareholder’s Equity (Deficit)
Common shares; 100,000,000 shares authorized, no par value; 533,839 shares issued and outstanding at December 31, 2011 and none issued and outstanding at June 30, 2012	—	—
Common stock; $.001 par value; none issued and outstanding at December 31, 2011 and 80,000,000 shares authorized; 21,036,813 shares issued and outstanding at June 30, 2012	—	21,037
Additional paid-in capital	—	154,445,178
Deficit accumulated during the development stage	(96,685,150)	(109,676,423)

Total shareholders’ equity (deficit)	(96,685,150)	44,789,792

Total liabilities, redeemable convertible preferred shares and shareholders’ equity (deficit)	$16,858,836	$58,506,941

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from November 18, 2005 (Inception) to June 30, 2012
	2011	2012	2011	2012
Revenues	$—	$—	$—	$—	$—

Operating expenses
Research and development	4,360,908	7,423,833	8,753,035	9,300,051	76,158,533
General and administrative	806,032	1,777,353	1,685,542	2,749,454	18,243,457

Total operating expenses	5,166,940	9,201,186	10,438,577	12,049,505	94,401,990

Loss from operations	(5,166,940)	(9,201,186)	(10,438,577)	(12,049,505)	(94,401,990)

Other income (expense)
Interest income	427	707	1,021	105,914	1,471,460
Interest expense	—	(327,496)	—	(734,094)	(4,976,598)
Other income	—	—	—	—	488,958

Other income (expense), net	427	(326,789)	1,021	(628,180)	(3,016,180)

Net loss and comprehensive loss	(5,166,513)	(9,527,975)	(10,437,556)	(12,677,685)	(97,418,170)
Accretion of redeemable convertible preferred shares	(940,762)	—	(1,881,528)	(313,588)	(14,002,842)

Net loss attributable to common shareholders	$(6,107,275)	$(9,527,975)	$(12,319,084)	(12,991,273)	$(111,421,012)

Basic and diluted net loss attributable to common shareholders per share	$(11.65)	$(.45)	$(23.81)	(.76)

Basic and diluted weighted average shares outstanding	524,066	21,034,570	517,404	17,142,540

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Shares and Shareholders’ Equity (Deficit)

	Series A Preferred Shares		Series B Preferred Shares		Series C Preferred Shares		Common Shares		Common Stock		Additional Paid-In Capital	Deficit During the Development Stage	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of November 18, 2005 (inception date)	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(26,463)	(26,463)

Balance as of December 31, 2005	—	—	—	—	—	—	—	—	—	—	—	(26,463)	(26,463)
Issuance of common shares to founders	—	—	—	—	—	—	179,825	—	—	—	171	—	171
Issuance of common shares for service	—	—	—	—	—	—	30,702	—	—	—	14,583	—	14,583
Issuance of common shares for license agreement	—	—	—	—	—	—	64,311	—	—	—	91,362	—	91,362
Issuance of Series A preferred share, net of share issuance costs of $150,570	789,191	7,346,745	—	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares	—	232,782	—	—	—	—	—	—	—	—	(122,443)	(110,339)	(232,782)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	16,327	—	16,327
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,228,948)	(2,228,948)

Balance as of December 31, 2006	789,191	7,579,527	—	—	—	—	274,838	—	—	—	—	(2,365,750)	(2,365,750)
Issuance of common shares upon exercise of options	—	—	—	—	—	—	8,947	—	—	—	5,250	—	5,250
Issuance of Series A preferred shares, net of issuance costs of $20,435	1,557,895	14,779,563	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series A preferred shares to common shares upon financing participation default	(55,120)	(523,644)	—	—	—	—	55,120	—	—	—	523,644	—	523,644
Issuance of common shares to CEO	—	—	—	—	—	—	77,368	—	—	—	124,950	—	124,950
Issuance of common shares for license agreement	—	—	—	—	—	—	61,335	—	—	—	99,055	—	99,055
Issuance of Series B preferred shares, net of issuance costs of $43,682	—	—	809,717	9,956,318	—	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares	—	1,526,057	—	100,000	—	—	—	—	—	—	(808,919)	(817,138)	(1,626,057)
Share-based compensation	—	—	—	—	—	—		—	—	—	56,020	—	56,020
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,075,240)	(8,075,240)

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Shares and Shareholders’ Equity (Deficit)

	Series A Preferred Shares		Series B Preferred Shares		Series C Preferred Shares		Common Shares		Common Stock		Additional Paid- In Capital	Deficit During the Development Stage	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2007	2,291,966	23,361,503	809,717	10,056,318	—	—	477,608	—	—	—	—	(11,258,128)	(11,258,128)
Issuance of common shares upon exercise of options	—	—	—	—	—	—	13,469	—	—	—	13,113	—	13,113
Accretion of redeemable convertible preferred shares	—	1,731,269	—	806,390	—	—	—	—	—	—	(106,124)	(2,431,536)	(2,537,660)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	93,011	—	93,011
Net loss	—	—	—	—	—	—	—	—	—	—	—	(14,902,317)	(14,902,317)

Balance as of December 31, 2008	2,291,966	25,092,772	809,717	10,862,708	—	—	491,077	—	—	—	—	(28,591,981)	(28,591,981)
Issuance of Series C preferred shares, net of issuance
cost of $251,733	—	—	—	—	2,488,675	25,248,268	—	—	—	—	—	—	—
Series C Warrant	—	—	—	—	—	(5,174,381)	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares	—	667,997	—	301,946	—	1,321,490	—	—	—	—	(123,404)	(2,168,029)	(2,291,433)
Beneficial conversion costs of Series B preferred shares	—	—	—	73,995	—	—	—	—	—	—	—	(73,995)	(73,995)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	123,404	—	123,404
Net loss	—	—	—	—	—	—	—	—	—	—	—	(18,611,814)	(18,611,814)

Balance as of December 31, 2009	2,291,966	25,760,769	809,717	11,238,649	2,488,675	21,395,377	491,077	—	—	—	—	(49,445,819)	(49,445,819)
Issuance of common shares upon exercise of options	—	—	—	—	—	—	3,947	—	—	—	8,250	—	8,250
Issuance of Series C preferred shares, net of issuance cost of $9,279	—	—	—	—	2,000,700	20,490,721	—	—	—	—	—	—	—
Series C Warrant	—	—	—	—	—	8,597,116	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares	—	24,464	—	6,390	—	3,207,407	—	—	—	—	(174,061)	(3,064,202)	(3,238,263)
Beneficial conversion costs of Series B preferred shares	—	—	—	30,082	—	—	—	—	—	—	—	(30,082)	(30,082)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	165,811	—	165,811
Net loss	—	—	—	—	—	—	—	—	—	—	—	(19,674,924)	(19,674,924)

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Shares and Shareholders’ Equity (Deficit)

	Series A Preferred Shares		Series B Preferred Shares		Series C Preferred Shares		Common Shares		Common Stock		Additional Paid-In Capital	Deficit During the Development Stage	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2010	2,291,966	25,785,233	809,717	11,275,121	4,489,375	53,690,621	495,024	—	—	—	—	(72,215,027)	(72,215,027)
Issuance of common shares upon exercise of options	—	—	—	—	—	—	38,815	—	—	—	69,932	—	69,932
Accretion of redeemable convertible preferred shares	—	24,464	—	6,391	—	3,732,206	—	—	—	—	(513,717)	(3,249,344)	(3,763,061)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	443,785	—	443,785
Net loss	—	—	—	—	—	—	—	—	—	—	—	(21,220,779)	(21,220,779)

Balance as of December 31, 2011	2,291,966	25,809,697	809,717	11,281,512	4,489,375	57,422,827	533,839	—	—	—	—	(96,685,150)	(96,685,150)
Issuance of common stock upon exercise of options (unaudited)	—	—	—	—	—	—	—	—	7,851	8	15,451	—	15,459
Issuance of common stock upon initial public offering, net of issuance costs of $4.7 million (unaudited)	—	—	—	—	—	—	—	—	9,660,000	9,660	53,184,681	—	53,194,341
Conversion of common shares to common stock (unaudited)	—	—	—	—	—	—	(533,839)	—	533,839	534	(534)	—	—
Accretion of redeemable convertible preferred shares (unaudited)	—	2,038	—	533	—	311,017	—	—	—	—	—	(313,588)	(313,588)
Conversion of redeemable convertible preferred shares to common stock upon initial public offering (unaudited)	(2,291,966)	(25,811,735)	(809,717)	(11,282,045)	(4,489,375)	(57,733,844)	—	—	9,958,502	9,959	94,817,665	—	94,827,624
Conversion of convertible notes payable to common stock upon initial public offering (unaudited)	—	—	—	—	—	—	—	—	876,621	876	4,723,658	—	4,724,534
Reclassification of warrant liability to additional paid-in capital (unaudited)	—	—	—	—	—	—	—	—	—	—	1,033,647	—	1,033,647
Share-based compensation (unaudited)	—	—	—	—	—	—	—	—	—	—	670,610	—	670,610
Net loss (unaudited)	—	—	—	—	—	—	—	—	—	—	—	(12,677,685)	(12,677,685)

Balance as of June 30, 2012 (Unaudited)	—	$—	—	$—	—	$—	—	$—	21,036,813	$21,037	$154,445,178	$(109,676,423))	$44,789,792

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months ended June 30,		Period from November 18, 2005 (Inception) to June 30, 2012
	2011	2012
Operating activities
Net loss	$(10,437,556)	$(12,677,685)	$(97,418,170)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	39,339	36,427	231,130
Issuance of common shares for service	—	—	14,583
Issuance of common shares for license agreement	—	—	190,418
Share-based compensation	196,948	670,610	1,693,918
Change in fair value of warrant liability	—	(87,204)	3,330,801
Amortization of debt discount	—	181,050	575,350
Changes in operating assets and liabilities
Prepaid expenses	103,894	(312,023)	(596,063)
Deposits	42,963	—	(9,870)
Accounts payable	(358,632)	(530,193)	2,450,683
Accrued expenses	71,612	930,388	1,475,687
Accrued payroll and benefits	(36,417)	(48,661)	372,439

Net cash used in operating activities	(10,377,849)	(11,837,291)	(87,689,094)

Investing activities
Purchases of furniture, fixtures and equipment	(10,057)	(8,437)	(285,059)
Purchase of investments	—	—	(14,306,177)
Proceeds from sale of investments	—	—	14,306,177

Net cash used in investing activities	(10,057)	(8,437)	(285,059)

Financing activities
Proceeds from borrowing on convertible promissory notes	—	—	8,100,000
Proceeds from borrowing on long-term debt	—	—	10,000,000
Proceeds from issuance of common shares	69,932	15,458	112,173
Proceeds from issuance of common stock, net of underwriting discounts	—	54,777,800	54,777,800
Payment of share issuance costs	—	—	(475,699)
Payment of debt issuance costs	—	—	(306,898)
Payment of offering costs	—	(702,716)	(1,583,458)
Proceeds from issuance of Series A redeemable convertible preferred shares	—	—	19,099,998
Accrued interest converted into Series A redeemable convertible preferred shares	—	—	97,315
Proceeds from issuance of Series B redeemable convertible preferred shares	—	—	10,000,000
Proceeds from issuance of Series C redeemable convertible preferred shares	—	—	46,000,000

Net cash provided by financing activities	69,932	54,090,542	145,821,231

Net change in cash and equivalents	(10,317,974)	42,244,814	57,847,078
Cash and equivalents at beginning of the period	20,047,997	15,602,264	—

Cash and equivalents at end of the period	$9,730,023	$57,847,078	$57,847,078

Supplemental cash flow information
Cash paid for interest	$—	$435,056	$435,056
Supplemental disclosure of non-cash investing and financing activities
Accretion of Series A redeemable convertible preferred shares	$12,232	$2,038	$4,209,071
Accretion of Series B redeemable convertible preferred shares	$3,195	$533	$1,221,650
Accretion of Series C redeemable convertible preferred shares	$1,866,101	$311,017	$8,572,124
Beneficial conversion costs of Series B preferred shares	$—	$—	$104,077
Notes payable converted into Series A redeemable convertible preferred shares	$—	$—	$3,100,000
Allocation of the Class C proceeds to the Class C Purchase Option	$—	$—	$5,174,381
Conversion of the Class C Purchase Option	$—	$—	$(8,597,116)
Allocation of the convertible note proceeds to warrant	$—	$—	$852,485
Allocation of the long-term debt proceeds to warrant	$—	$—	$273,094
Conversion of convertible notes payable and accrued interest into common stock	$—	$4,724,535	$4,724,534
Conversion of redeemable convertible preferred shares into common stock	$—	$94,827,624	$94,827,625
Reclassification of warrant liability to additional paid-in capital	$—	$1,033,647	$1,033,647

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

(A Development Stage Company)

June 30, 2012

Notes to Consolidated Financial Statements

1. Description of Business

Cempra, Inc. (the “Company” or “Cempra”, previously known as Cempra Holdings, LLC) is the successor entity of Cempra Pharmaceuticals, Inc. which was incorporated on November 18, 2005 and commenced operations in January 2006. Cempra is located in Chapel Hill, North Carolina, and is a pharmaceutical company developing medicines to treat drug-resistant bacterial infections in the community and hospital.

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

As of June 30, 2012, the Company has incurred losses since inception of $97.4 million. The Company expects to continue to incur losses and require additional financial resources to advance its products to either the commercial stage or liquidity events.

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

Unaudited Interim Financial Data

The accompanying interim consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2011 contained in the Company’s Annual Report on Form 10-K. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2012 and the results of operations for the three and six months ended June 30, 2011 and 2012 and cash flows for the six months ended June 30, 2011 and 2012 and inception through June 30, 2012. The December 31, 2011 consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP for complete financial statements.

CEMPRA, INC.

(A Development Stage Company)

June 30, 2012

Notes to Consolidated Financial Statements

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

In May 2011, the FASB issued amended guidance on fair value measurements. This amended accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This accounting standard is effective on a prospective basis for interim and annual reporting periods beginning on or after December 15, 2011. As this accounting standard only requires enhanced disclosure, the adoption of this standard did not impact the Company’s financial position or results of operations.

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

3. Fair Value of Financial Instruments

The carrying values of cash equivalents, prepaid expenses, and accounts payable at June 30, 2012 approximated their fair values due to the short-term nature of these items. At December 31, 2011, the Company held warrant liabilities that were required to be measured at fair value on a recurring basis. The warrant liability was reclassified to additional paid-in capital upon completion of the Company’s initial public offering (“IPO”), in February 2012.

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

At December 31, 2011 and June 30, 2012, financial instruments and respective fair values have been classified as follows:

CEMPRA, INC.

(A Development Stage Company)

June 30, 2012

Notes to Consolidated Financial Statements

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Assets:
Money Market Funds	$12,634,219	$—	$—	12,634,219

Total assets at fair value:	$12,634,219	$—	$—	$12,634,219

Liabilities:
Warrant liabilities	$—	$—	$1,120,849	$1,120,849

Total Liabilities at Fair Value:	$—	$—	$1,120,849	$1,120,849

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2012
				(Unaudited)
Assets:
Money Market Funds	$54,412,863	$—	$—	54,412,863

Total assets at fair value:	$54,412,863	$—	$—	$54,412,863

The change in the fair value measurement using significant unobservable inputs (Level 3) is summarized below:

Balance at December 31, 2011	$1,120,849

Change in fair value recorded as interest expense (Unaudited)	17,461
Change in fair value recorded as interest income (Unaudited)	(104,663)
Reclassification of August 2011 Warrant to additional paid-in capital (Unaudited)	(865,216)
Reclassification of Hercules Warrant to additional paid-in capital (Unaudited)	(168,431)

Balance at June 30, 2012 (Unaudited)	$—

The warrant liability represents the Company’s allocation of a portion of the proceeds from the August 2011 Notes and the December 2011 Note (both as defined in Note 6). The allocation of the proceeds from the August 2011 Notes and the December 2011 Note was based on the fair value of the warrant liability on the dates of grant. The Company accounted for the warrant liability in accordance with ASC Topic 480, Distinguishing Liabilities from Equity, which requires that a purchase option to acquire redeemable equity (either puttable or mandatorily redeemable) be reported as liabilities. The Company measured the fair value of the warrant liability based upon contemporaneous valuations. The August 2011 Warrants (as defined in Note 6) utilized the Black-Scholes pricing model while the Hercules Warrant (as defined in Note 6) utilized the Binomial model at each balance sheet date. The Company recorded changes in the fair value of the warrant liability as interest expense.

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

CEMPRA, INC.

(A Development Stage Company)

June 30, 2012

Notes to Consolidated Financial Statements

The August 2011 and Hercules Warrant liability was reclassified to additional paid-in capital upon the conversion of warrants to purchase preferred stock into warrants to purchase common stock.

4. Research and License Agreements

Optimer Pharmaceuticals, Inc.

In March 2006, the Company, through its wholly owned subsidiary, Cempra Pharmaceuticals, Inc., entered into a Collaborative Research and Development and License Agreement (“Optimer Agreement”) with Optimer Pharmaceuticals, Inc. (“Optimer”). Under the terms of the Optimer Agreement, the Company has acquired exclusive rights to further develop and commercialize certain Optimer technology worldwide, excluding member nations of the Association of Southeast Asian Nations.

In exchange for this license, during 2006 and 2007, the Company issued an aggregate of 1,193,638 common shares with a total fair value of $190,418 to Optimer. These issuances to Optimer were expensed as incurred in research and development expense.

In July 2010, the Company paid a $500,000 milestone payment to Optimer after the successful completion of its first solithromycin (CEM-101) Phase 1 program. In June 2012, the Company received feedback from the FDA on the protocol for the Company’s planned pivotal Phase 3 trial for oral solithromycin. Based on the feedback received, the Company has concluded that the next milestone is now due to Optimer in the amount of $1,000,000 which has been accrued at June 30, 2012. Both milestones were expensed as incurred in research and development expense. Under the terms of the Optimer Agreement, the Company will owe Optimer additional payments, contingent upon the achievement of various development, regulatory and commercialization milestone events. The aggregate amount of such milestone payments the Company may need to pay is based in part on the number of products developed under the agreement and would total $27,500,000 if four products are developed through FDA approval. The Company will also pay tiered mid-single-digit royalties based on the amount of annual net sales of its approved products.

The Scripps Research Institute

Effective June 12, 2012, the Company, through Cempra Pharmaceuticals, Inc., entered into a license agreement with The Scripps Research Institute (“TSRI”), whereby TSRI licensed to the Company rights, with rights of sublicense, to make, use, sell, and import products for human or animal therapeutic use that use or incorporate one or more macrolides as an active pharmaceutical ingredient and is covered by certain patent rights owned by TSRI claiming technology related to copper-catalysed ligation of azides and acetylenes. The rights licensed to the Company are exclusive as to the People’s Republic of China (excluding Hong Kong), South Korea and Australia, and are non-exclusive in all other countries worldwide, except the member-nations of the Association of Southeast Asian Nations, which are not included in the territory of the license. Under the terms of the agreement with TSRI, the Company paid a one-time only, non-refundable license issue fee in the amount of $350,000. The Company’s rights under the agreement are subject to certain customary rights of the U.S. government that arise or result from TSRI’s receipt of research support from the U.S. government.

The Company is also obligated to pay annual maintenance fees to TSRI in the amount of (i) $50,000 each year for the first three years (beginning on the first anniversary of the agreement), and (ii) $85,000 each year thereafter (beginning on the fourth anniversary of the agreement). Each calendar year’s annual maintenance fees will be credited against sales royalties due under the agreement for such calendar year. Under the terms of the agreement, the Company must pay TSRI low single-digit percentage royalties on the net sales of the products covered by the TSRI patents for the life of the TSRI patents, a low single-digit percentage of non-royalty sublicensing revenue received with respect to countries in the nonexclusive territory and a mid-single-digit percentage of sublicensing revenue received with respect to countries in the exclusive territory, with the sublicensing revenue royalty in the exclusive territory and the sales royalties subject to certain reductions under certain circumstances. TSRI is eligible to receive milestone payments of up to $1.1 million with respect to regulatory approval in the exclusive territory and first commercial sale, in each of the exclusive territory and nonexclusive territory, of the first licensed product to achieve those milestones that is based upon each macrolide covered by the licensed patents. Each milestone is payable once per each macrolide. Each milestone payment made to TSRI with respect to a particular milestone will be creditable against any payment due to TSRI with respect to any sublicense revenues received in connection with the achievement of such milestone. Pursuant to the terms of the Optimer Agreement, any payments made to TSRI under this license for territories subject to the Optimer Agreement can be deducted from any sales-based royalty payments due under the Optimer Agreement up to a certain percentage reduction of the royalties due to Optimer.

Under the terms of the agreement with TSRI, the Company is also required to pay additional fees on royalties, sublicensing and milestone payments if the Company, an affiliate, or a sublicensee challenges the validity or enforceability of any of the patents licensed under the agreement. Such increased payments would be required until all patent claims subject to challenge are invalidated in the particular country where such challenge was mounted.

The term of the license agreement (and the period during which the Company must pay royalties to TSRI in a particular country for a particular product) will end, on a country-by-country and product-by-product basis, at such time as no patent rights licensed from TSRI cover a particular product in the particular country.

5. Accrued Expenses

Accrued expenses are comprised of the following as of:

	December 31, 2011	June 30, 2012
		(Unaudited)
Accrued milestone fee	$—	$1,000,000
Accrued professional fees	281,907	113,966
Accrued interest	236,000	79,583
Deferred rent	27,393	25,193

Total accrued expenses	$545,300	$1,218,742

CEMPRA, INC.

(A Development Stage Company)

June 30, 2012

Notes to Consolidated Financial Statements

6. Unsecured Convertible Promissory Note & Debt

Notes payable and debt consist of:

	December 31, 2011	June 30, 2012
		(Unaudited)
10.0% Convertible Notes due 2016, net of unamortized discount of $542,073 and $0 *	$4,457,927	$—
9.55% Long-term Debt due 2015, net of unamortized discount of $896,105 and $724,718 *	9,503,895	9,675,282

Total notes payable and long-term debt	13,961,822	9,675,282
Less:
Current maturities	—	(723,488)

Total	$13,961,822	$8,951,794

*	The fair value of the warrants embedded within the 10.0% Convertible Notes ($847,755) and the 9.55% Long-term Debt ($273,094) is separately classified as a warrant liability at December 31, 2011 in the consolidated balance sheets. Upon the completion of the IPO in February 2012, the fair value of the warrant liability was reclassified to additional paid-in capital.

10% Unsecured Convertible Promissory Note

In August 2011, the Company issued 10.0% unsecured convertible notes (the “August 2011 Notes”) in the original aggregate principal amount of $5,000,000.

Upon completion of the IPO, the August 2011 Notes and accrued interest of $5.3 million converted into 876,621 shares of common stock.

In connection with the issuance of the August 2011 Notes, the Company issued warrants (the “August 2011 Warrants”) that have a term of seven years. The August 2011 Warrants gave holders the right to purchase a certain number of Company shares or securities at a specified exercise price with respect to the first to occur of several scenarios. Upon completion of the IPO, the warrants became exercisable for 208,332 shares of the Company’s common stock at an exercise price of $6.00 per share and the related warrant liability was reclassified to additional paid-in capital.

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

CEMPRA, INC.

(A Development Stage Company)

June 30, 2012

Notes to Consolidated Financial Statements

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

In connection with the loan agreement, the Company entered into a warrant agreement with Hercules (the “Hercules Warrant”), under which Hercules has the right to purchase up to the aggregate number of shares of Class C preferred shares (or such stock into or for which the Class C preferred shares may convert) equal to (a) that number of shares determined by dividing 4.0% of the first $10,000,000 borrowed under the loan agreement by the applicable exercise price, and (b) that number of shares determined by dividing 4.0% of the advances made under the second $10,000,000 in advance, if any, by the applicable exercise price. The exercise price per share is equal to $10.25 per share subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection. The Hercules Warrant expires on December 20, 2021. Proceeds equal to the fair value of the Hercules Warrant were recorded as a liability at the date of issuance and the borrowings under the December 2011 Note will be increased to equal the face amount of the borrowings plus interest through interest expense over the term of the loan using the effective interest method.

Upon completion of the IPO, the Hercules Warrant became exercisable for 39,038 shares of the Company’s common stock at an exercise price of $10.25 per share and the related warrant liability was reclassified to additional paid-in capital.

Scheduled Maturities:

Scheduled maturities of long-term debt are as follows:

Year Ending December 31:
2012	$—
2013	2,226,610
2014	3,235,386
2015(1)	4,938,004
Total	$10,400,000

Less: Unamortized discount	(724,718)
Less: Current portion of long-term debt	(723,488)

Long-term debt	$8,951,794

(1)

On the date that all of the principal and interest of the December 2011 Note become due and payable, the Company must pay Hercules an end of term fee of $400,000, which is represented in year 2015 of the table above.

7. Shareholders’ Equity (Deficit)

Initial Public Offering

During February 2012, the Company completed its IPO issuing 9,660,000 shares of common stock, at a price of $6.00 per share, resulting in net proceeds to the Company of approximately $53.2 million after deducting underwriting discounts of $3.2 million and offering costs of $1.6 million.

In connection with the IPO, all of the Company’s outstanding preferred shares, including accrued yield of $13.7 million automatically converted into a total of 9,958,502 shares of its common stock and the preferred stock warrant liability was reclassified to additional paid-in capital upon the conversion of warrants to purchase preferred stock into warrants to purchase common stock. In addition, the Company’s August 2011 Notes and related accrued interest converted into 876,621 shares of common stock.

CEMPRA, INC.

(A Development Stage Company)

June 30, 2012

Notes to Consolidated Financial Statements

8. Stock Option Plans

The Company adopted the 2006 Stock Plan in January 2006 (“the 2006 Plan”). The 2006 Plan provided for the granting of incentive share options, nonqualified share options and restricted shares to Company employees, representatives and consultants.

The Company’s board of directors adopted the 2011 Equity Incentive Plan in October 2011 (the “2011 Plan”) and authorized the issuance of up to 1,526,316 shares for future issuances under the 2011 Plan. As of June 30, 2012, there were 1,079,649 option shares available under the 2011 Plan.

The 2011 Plan became effective upon the conversion of Cempra Holdings, LLC from a limited liability company to a corporation on February 2, 2012 and was adopted by the Company’s shareholders immediately thereafter. Upon effectiveness of the 2011 Plan, the Company eliminated the authorization for any unissued shares previously reserved under the Company’s 2006 Plan. The stock awards previously issued under the 2006 Plan remain in effect in accordance with the terms of the 2006 Plan.

The following table summarizes the Company’s 2006 and 2011 Plan activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding – December 31, 2011	715,811	2.00

Granted	460,421	7.45
Exercised	(7,851)	1.97
Forfeited	(19,529)	5.97
Expired	—	—

Outstanding – June 30, 2012	1,148,852	4.14	8.14	$6,001,351

Exercisable – June 30, 2012	497,537	2.30	6.81	$3,511,743

Vested and expected to vest at June 30, 2012(2)	1,086,692	$4.05	8.08	$5,773,784

(1)	Intrinsic value is the excess of the fair value of the underlying common shares as of June 30, 2012 over the weighted-average exercise price.

(2)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.

The following table summarizes certain information about all options outstanding as of June 30, 2012:

CEMPRA, INC.

(A Development Stage Company)

June 30, 2012

Notes to Consolidated Financial Statements

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Remaining Contractual Term (in years)
$0.48	33,686	3.92	33,686	3.92
$1.43	24,737	4.11	24,737	4.11
$1.62	39,265	4.47	39,265	4.47
$2.09	450,128	7.83	255,999	7.69
$2.28	59,064	8.67	19,878	8.69
$2.47	95,305	5.84	95,305	5.84
$6.72	66,500	9.89	3,750	9.89
$7.47	104,000	9.72	—	—
$7.55	25,000	9.75	4,167	9.76
$7.62	251,167	9.72	20,750	9.72

	1,148,852		497,537

During the three month period ended June 30, 2011 and 2012, the Company recorded $98,579 and $506,123 in share-based compensation expense, respectively. During the six month period ended June 30, 2011 and 2012, the Company recorded $196,948 and $670,610 in share-based compensation expense, respectively. Since inception, the Company has recognized $1,693,918 in share-based compensation expense. As of June 30, 2012, approximately $2,192,000 of total unrecognized compensation cost related to unvested share options is expected to be recognized over a weighted-average period of 1.7 years.

9. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ended December 31, 2012 as the Company incurred losses for the three and six month periods ended June 30, 2012 and is forecasting additional losses through the fourth quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ended December 31, 2012. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

Due to the Company’s history of losses since inception, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a valuation allowance, since it has been determined that it is more likely than not that all of the deferred tax assets will not be realized.

CEMPRA, INC.

(A Development Stage Company)

June 30, 2012

Notes to Consolidated Financial Statements

10. Net Loss Per Share

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

The following table presents the computation of basic and diluted net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)
Net loss attributable to common shareholders	$(6,107,275)	$(9,527,975)	$(12,319,084)	$(12,991,273)
Weighted average common share outstanding, basic and diluted	524,066	21,034,570	517,404	17,142,540

Net loss per share attributable to common shareholders, basic and diluted	$(11.65)	$(.45)	$(23.81)	$(.76)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)
Redeemable convertible preferred shares	7,670,733	—	7,670,733	1,390,847
Convertible debt	—	—	—	89,855
Warrants outstanding	—	247,370	—	230,581
Stock options outstanding	781,967	1,115,967	517,404	935,710

	8,452,700	1,363,337	8,188,137	2,646,993

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2011, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2011. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1. Business—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a clinical-stage pharmaceutical company focused on developing antibiotics to meet critical medical needs in the treatment of bacterial infectious diseases, particularly respiratory tract and bacterial urethritis infections and chronic staphylococcal infections. We are developing our lead program, solithromycin (CEM-101), in both oral and IV formulations for the treatment of community acquired bacterial pneumonia (CABP), one of the most serious infections of the respiratory tract. We have successfully completed an oral Phase 2 clinical trial for the treatment of CABP demonstrating comparable efficacy to the current standard of care, levofloxacin, with a favorable safety and tolerability profile. In the first half of 2012, we submitted the Phase 2 data and our protocol for the pivotal Phase 3 oral clinical trial to the FDA. The protocol accomodates the proposed draft guidance discussed by the U.S. Food and Drug Administration, or FDA, for the conduct and approval of CABP trials. This is to be a global study, involving over 100 clinical sites, and will test moxifloxacin, another fluoroquinolone, like levofloxacin that we used in the Phase 2 trial, as the comparator. Since this is a global study we chose moxifloxacin as the comparator because it is approved at the same dose throughout the world whereas levofloxacin is used at higher doses in the U.S. versus the rest of the world. Comments received from the FDA have been incorporated into the protocol, with no fundamental change to the proposed study design. We expect to finalize this protocol and initiate the pivotal Phase 3 trial for oral solithromycin in patients with CABP in the fourth quarter of 2012.

We are currently conducting the Phase 1 intravenous (IV) trial, in which we are testing escalating doses. We expect the therapeutic dose to be 400 mg or lower, administered over 2-5 days depending on the severity of the disease. We expect to complete the trial and optimization of the infusion solution in the second half of 2012 after which we plan to request an end-of-phase 2 meeting with the FDA where we will propose a single IV-to-oral Phase 3 trial as part of the regulatory path to a new drug application, or NDA, for both the IV and oral formulations. This Phase 3 trial is expected to begin in 2013 dependent on funding from a third-party collaborative partner or other financing source.

In addition to the clinical studies in CABP, we have demonstrated in-vitro activity of solithromycin against gonococci including most multi-drug resistant gonococci. Based on its activity against gonococcus and because it is well tolerated when administered orally at high doses, we initiated a Phase 2 trial in uncomplicated gonorrhea. Enrollment began in May 2012 and is expected to complete in the second half of 2012. This study is an open label study and is being run in a single center in the U.S. and will enroll approximately 30 patients, including males and females. In this study, patients are being treated with a single oral dose of 1200 mg of solithromycin after demonstration of gonococcal infection. Patients are considered cured if they are disease free on the seventh day after treatment, as measured both by symptoms and microbiologcal isolation. This study is expected to add to the safety database of solithromycin which we believe will be helpful to support our planned NDA for solithromycin for the treatment of CABP. If the results of this Phase 2 trial are positive, we will seek funding for a Phase 3 trial. A guidance document is available for studying antibtioics to treat bacterial urethritis and we plan to design the Phase 3 trial in discussion with the FDA.

Our second program is Taksta, which is a novel dosing regimen of fusidic acid we are developing for use in the U.S. We conducted a Phase 2 acute bacterial skin and skin structure infections (ABSSSI) clinical trial to demonstrate its activity against current strains of methicillin-resistant S. aureus (MRSA) in the U.S. as well as to show tolerability to our proposed dosing regimen. In this study, Taksta showed a favorable safety and tolerability profile and comparable efficacy to linezolid, the only FDA-approved oral antibiotic for treatment of MRSA. Based on these Phase 2 results, we are developing Taksta in the U.S. as an oral long-term treatment for bacterial infections caused by Staphylococcus aureus, including MRSA, in prosthetic joint infections (PJI), which is an unmet need. We expect to initiate in the fourth quarter of 2012 a Phase 2 clinical trial in patients with PJI to demonstrate Taksta’s utility in chronic treatment of staphylococcal infections.

We have devoted substantially all of our resources to our drug development efforts, including conducting clinical trials of our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from any source. From inception in November 2005 through June 30, 2012, we raised a total of $151.3 million from the issuance of debt, sale of convertible notes, convertible preferred shares and common shares, including $58.0 million from the sale of common stock in our initial public offering, or IPO, in February 2012.

         We have incurred losses in each year since our inception in November 2005. Our net losses were approximately $5.2 million and $9.5 million for the three months ended June 30, 2011 and June 30, 2012, respectively, and $10.4 million and $12.7 million for the six months ended June 30, 2011 and June 30, 2012, respectively. As of June 30, 2012, we had an accumulated deficit of approximately $109.7 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	initiate or continue our clinical trials of solithromycin and Taksta and our other product candidates;

•	operate as a public company;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	build appropriate manufacturing facilities for the manufacture of, or outsource the manufacture of, any products for which we may obtain regulatory approval;

•	establish our own sales force, or contract with third parties, for the sales, marketing and distribution of any products for which we obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

We do not expect to generate product revenue unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. Accordingly, we will need to raise additional capital prior to the commercialization of solithromycin and Taksta or any of our other product candidates. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operating activities through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

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

Financial Overview

Revenue

To date, we have not generated revenue from the sale of any products or from any other source. In the future, we anticipate generating revenue from a combination of sales of our products, if approved, whether through our own or a third-party sales force, and license fees, milestone payments and royalties in connection with strategic collaborations regarding any of our product candidates. We expect that any revenue we generate will fluctuate from quarter to quarter. If we or our strategic partners fail to complete the development of solithromycin or Taksta in a timely manner or obtain regulatory approval for them, or if we fail to develop our own sales force or find one or more strategic partners for the commercialization of approved products, our ability to generate future revenue, and our financial condition and results of operations would be materially adversely affected.

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

From inception through June 30, 2012, we have incurred $76.2 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we seek to complete development of solithromycin for CABP and urethritis and Taksta for PJI and to further advance our other product candidates.

Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and related clinical trial fees. Our internal resources, employees and infrastructure are not directly tied to any individual research project and are typically deployed across multiple projects. Through our clinical development programs, we are advancing, in parallel, solithromycin for CABP and urethritis and Taksta for PJI, respectively, as well as for other indications. Through our pre-clinical development programs, we are seeking to develop macrolide product candidates for non-antibacterial indications.

The following table sets forth costs incurred on a program-specific basis for solithromycin and Taksta, excluding personnel-related costs. Macrolide research includes costs for discovery programs. All employee-related expenses for those employees working in research and development functions are included in “Research and development personnel cost” in the table, including salary, bonus, employee benefits and share-based compensation. We do not allocate insurance or other indirect costs related to our research and development function to specific product candidates. Those expenses are included in “Indirect research and development expense” in the table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(Unaudited, in thousands)		(Unaudited, in thousands)
Direct research and development expense by program:
Solithromycin	$3,507	$6,392	$7,122	$7,606
Taksta	38	263	127	294
Macrolide research	22	18	93	21
Research and development personnel cost	469	698	992	1,302

Total direct research and development expense	4,036	7,371	8,334	9,223
Indirect research and development expense	325	53	419	77

Total research and development expense	$4,361	$7,424	$8,753	$9,300

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

We expect to begin the Phase 3 trial with oral solithromycin in the second half of 2012. Following completion of our ongoing Phase 1 trial with IV solithromycin, we plan to request an end-of-Phase 2 meeting with the FDA where we will propose a single IV-to-oral Phase 3 trial as part of the regulatory path to the NDA for both the IV and oral formulations. This Phase 3 trial is planned as an IV-to-oral trial and is expected to begin in 2013 dependent on funding from a third-party collaborative partner or other financing source. The IV-to-oral Phase 3 trial will be a randomized, double-blinded study conducted against a comparator drug agreed upon with the FDA, for which we will have to show non-inferiority from an efficacy perspective and acceptable safety and tolerability.

We have successfully completed a Phase 2 clinical trial with Taksta in ABSSSI patients. In this trial, the Taksta loading dose regimen demonstrated a favorable safety and tolerability profile and efficacy that was comparable to linezolid. We have completed a successful end of Phase 2 meeting with the FDA in which we presented our plan to conduct two Phase 3 clinical trials for Taksta as a treatment for ABSSSI. We plan to initiate a Phase 2 trial with Taksta in patients with PJI in the fourth quarter of 2012.

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

Interest expense consists of interest incurred on the August 2011 Notes and December 2011 Note as well as changes in fair value of warrants issued in connection with the notes. We expect interest expense to increase during 2012 from the outstanding December 2011 Note.

Accretion of Redeemable Preferred Shares

Our redeemable convertible preferred shares were initially recorded on our balance sheet at their cost, less associated issuance costs. The amount reflected on the balance sheet for our convertible preferred shares is increased by periodic accretion so that the amount reflected on the balance sheet will equal the aggregate redemption price at the redemption date. Upon completion of our IPO, all of our outstanding preferred shares, including $13.7 million of accrued yield converted into a total of 9,958,502 shares of common stock.

Yield was cumulative and payable to the holders of preferred shares in advance of any distributions on common shares but only when, if and as declared by our board of directors. The holders of Class C preferred shares earned an annual yield at a rate of 8.0% of the original purchase price from May 13, 2009 through February 8, 2012. Through May 13, 2009, the holders of Class A preferred shares and Class B preferred shares earned an annual yield at a rate of 8.0% of the original purchase price. Yield was recorded through periodic accretions which increase the carrying value of the preferred shares and is charged against additional paid-in capital to the extent available or shareholders’ equity (deficit).

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

Results of Operations

The following table summarizes the results of our operations for each of three-month and six-month periods ended June 30, 2011 and 2012, together with the changes in those items:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2012	Increase/ (Decrease)	2011	2012	Increase/ (Decrease)
	(Unaudited, in thousands)			(Unaudited, in thousands)
Revenue	$—	$—	$—	$—	$—	$—
Research and development expense(1)	4,361	7,424	3,063	8,753	9,300	547
General and administrative expense(1)	806	1,778	972	1,686	2,750	1,064
Other income (expense), net	—	(327)	(327)	1	(628)	(629)

(1) Includes the following stock-based compensation expenses:
Research and development expense	$58	$155	$97	$72	$221	$149
General and administrative expense	41	351	310	125	450	325

Comparison of the Three Months Ended June 30, 2011 and June 30, 2012

Revenue

We did not recognize any revenue for the three months ended June 30, 2011 and 2012.

Research and Development Expense

Research and development expense increased by $3.1 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 as a result of a $2.9 million increase in expenses incurred for solithromycin and a $0.2 million increase in expenses incurred for Taksta.

Expenses incurred for solithromycin increased primarily as a result of direct research expense increasing by $1.5 million as we began incurring start up costs related to our oral Phase 3 trial in the second quarter of 2012 as compared to the second quarter of 2011 when we were winding down the Phase 2 trial. Additionally, in the second quarter of 2012, solithromycin achieved the Phase 2 milestone with Optimer Pharmaceuticals resulting in a $1.0 million charge to expense and we entered into a licensing agreement with The Scripps Research Institute resulting in a $0.4 million charge to expense.

General and Administrative Expense

General and administrative expense increased $1.0 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 as a result of increased employee expense of $0.4 million, director and officer insurance of $0.2 million and professional service fees of $0.4 million.

Other Income (Expense), Net

Other income (expense), net decreased by $0.3 million in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 as a result of a $0.3 million increase in interest expense related to the December 2011 Note.

Comparison of the Six Months Ended June 30, 2011 and June 30, 2012

Revenue

We did not recognize any revenue for the six months ended June 30, 2011 and 2012.

Research and Development Expense

Research and development expense increased by $0.6 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 as a result of a $0.5 million increase in expenses incurred for solithromycin and a $0.1 million increase in expenses incurred for Taksta.

The $0.5 million increase in expenses related to solithromycin for the first half of 2012 as compared to the first half of 2011 resulted primarily from a decrease of study related costs of $0.9 million in the first half of 2012 as compared to the first half of 2011 which were offset by increases in costs related to the achievement of the Phase 2 milestone with Optimer Pharmaceuticals resulting in a $1.0 million charge to expense and our entry into a licensing agreement with The Scripps Research Institute resulting in a $0.4 million charge to expense in the first half of 2012. The $0.9 million decrease in trial related costs resulted from $4.1 million decrease in costs related to the oral Phase 2 trial that completed enrollment in the first half of 2011 as partially offset by a $2.9 million increase in costs as we began incurring start up costs related to our oral Phase 3 trial and a $0.3 million increase in costs related to enrollment in our IV Phase 1 trial in the first half of 2012.

General and Administrative Expense

General and administrative expense increased $1.1 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 as a result of increased employee expense of $.5 million, director and officer insurance of $0.2 million and professional service fees of $0.4 million.

Other Income (Expense), Net

Other income (expense), net decreased by $0.6 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 as a result of a $0.1 million increase in fair value adjustments recorded as interest income and a $0.7 million increase in interest expense related to the August and December 2011 Notes.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in November 2005 through June 30, 2012, we have funded our operations primarily with $151.3 million from debt, the sale of convertible notes, convertible preferred shares and common stock.

The gross proceeds we have received from the issuance and sale of our convertible notes, preferred shares and common stock are as follows:

Issue	Year	Number of Shares	Gross Proceeds
			(in thousands)
Class A	2006	789,191	$7,497	(1)
Class A	2007	1,557,895	14,800
Class B	2007	809,717	10,000
Class C	2009	2,488,686	25,500
Class C	2010	2,000,700	20,500
August 2011 Notes	2011	—	5,000
December 2011 Note	2011	—	10,000
Common Stock/Initial Public Offering	2012	9,660,000	57,960

(1)	Includes $3,197 of converted notes payable and accrued interest.

As of June 30, 2012, we had cash and equivalents of approximately $57.9 million.

In December 2011, we entered into a $20.0 million loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules, pursuant to which we borrowed $10.0 million upon closing. The principal amount outstanding under the initial $10.0 million advance bears interest at the greater of (i) 9.55%, or (ii) the sum of 9.55% plus the prime lending rate, as published by the Wall Street Journal, minus 3.25% per annum. We may, at any time prior to October 1, 2012, request an additional advance in the amount of $10.0 million. The principal amount outstanding under the second $10.0 million advance will bear interest at the greater of (i) 8.75%, or (ii) the sum of 8.75% plus the prime lending rate, as published by the Wall Street Journal, minus 3.25% per annum. We will be required to make interest only payments through March 2013, which can be extended to June 2013 upon satisfaction of certain conditions. Principal and interest payments will start after December 2012 or any later extended date. The principal balance outstanding on the loan agreement and all accrued but unpaid interest thereunder will be due and payable on December 1, 2015. In addition, on the earliest to occur of (i) the loan maturity date, (ii) the date that we prepay all of the outstanding advances and accrued interest, or (iii) the date that all of the advances and interest become due and payable, we must pay Hercules a fee of

$400,000. We granted Hercules a security interest in all of our assets, except for our intellectual property. Our obligations to Hercules include restrictions on borrowing, asset transfers, placing liens or security interests on our assets, including our intellectual property, mergers and acquisitions and distributions to stockholders.

In connection with the loan agreement, we entered into a warrant agreement with Hercules, under which Hercules has the right to purchase up to the aggregate number of shares of our common stock equal to (a) 39,038 shares, and (b) if we draw the remaining $10.0 million, an additional 39,038 shares. The exercise price per share is equal to $10.25 per share subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection. The warrant expires on December 20, 2021.

During February 2012, we completed our IPO issuing 9,660,000 shares of common stock, at a price of $6.00 per share, resulting in net proceeds of approximately $53.2 million after deducting underwriting discounts of $3.2 million and offering costs of $1.6 million.

Upon the completion of the IPO, all of our outstanding preferred shares, including accrued yield of $13.7 million automatically converted into a total of 9,958,502 shares of its common stock and the preferred stock warrant liability was reclassified to additional paid-in capital upon the conversion of warrants to purchase preferred stock into warrants to purchase common stock. In addition, our August 2011 Notes and related accrued interest of $0.3 million converted into 876,621 shares of common stock.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Six Months Ended June 30
	2011	2012
	(Unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$(10,378)	$(11,837)
Investing activities	(10)	(8)
Financing activities	70	54,090

Net increase (decrease) in cash and equivalents	$(10,318)	$42,245

Operating Activities. Cash used in operating activities of $10.4 million during the six months ended June 30, 2011 was primarily a result of our $10.4 million net loss, coupled with changes in operating assets and liabilities of $0.2 million, partially offset by non-cash items of $0.2 million. Cash used in operating activities of $11.8 million for the six months ended June 30, 2012 was primarily a result of our $12.7 million net loss and cash provided by changes in operating assets and liabilities of $0.1 million partially offset by non-cash items of $0.8 million.

Investing Activities. Net cash used in investing activities of $10,000 for the six months ended June 30, 2011 and $8,000 for the six months ended June 30, 2012 were related to purchases of equipment.

Financing Activities. Net cash provided by financing activities of $70,000 for the six months ended June 30, 2011 resulted from the exercise of stock options. Net cash provided by financing activities of $54.1 million for the six months ended June 30, 2012 consisted primarily of gross proceeds of $58.0 million from the IPO offset by $3.2 million of underwriting discounts and $0.7 million of offering costs.

Funding Requirements

To date, we have not generated any product revenue from our development stage product candidates or from any other source. We do not know when, or if, we will generate any product revenue. We do not expect to generate product revenue unless or until we obtain marketing approval of, and commercialize, solithromycin and/or Taksta or any of our other product candidates. At the same time, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, solithromycin and Taksta and our other product candidates. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We will need substantial additional funding in connection with our continuing operations.

We expect that our existing cash and equivalents, including interest thereon, and the expected draw of the $10.0 million available under the December 2011 Note will enable us to fund our operating expenses and capital expenditure requirements at least into 2014. We will need to obtain additional financing for the continued development of solithromycin, Taksta and our other product candidates and prior to the commercialization of any of these product candidates. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates.

Our future capital requirements will depend on many factors, including:

•

the progress, costs and results of our planned solithromycin Phase 3 trials, completion of our ongoing Phase 1 trial for the IV formulation of solithromycin, the results of our planned end-of-Phase 2 meeting with the FDA for the planned Phase 3 IV-to-oral trial for solithromycin, our Phase 2 bacterial urethritis trial for solithromycin and our planned Taksta Phase 2 and Phase 3 trials;

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

Until we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Other than the remaining $10.0 million available under the Herucules loan agreement, we do not have any other committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of any securities may include liquidation or other preferences that adversely affect our stockholders’ rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

We plan to seek partners or other sources of third-party funding, including government grants, for the continued development of solithromycin and Taksta and our other product candidates. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our development of our product candidates, or our commercialization efforts, or to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

During the six months ended June 30, 2012, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those specified in our 2011 Annual Report on Form 10-K, except for:

Effective June 12, 2012, Cempra Pharmaceuticals, Inc., our wholly owned subsidiary, entered into a license agreement with The Scripps Research Institute, or TSRI, whereby TSRI licensed to us rights, with rights of sublicense, to make, use, sell, and import products for human or animal therapeutic use that use or incorporate one or more macrolides as an active pharmaceutical ingredient and is covered by certain patent rights owned by TSRI claiming technology related to copper-catalysed ligation of azides and acetylenes. The rights licensed to us are exclusive as to the People’s Republic of China (excluding Hong Kong), South Korea and Australia, and are non-exclusive in all other countries worldwide, except the member-nations of the Association of Southeast Asian Nations, which are not included in the territory of the license. Under the terms of the agreement with TSRI, we paid a one-time only, non-refundable license issue fee in the amount of $350,000. Our rights under the agreement are subject to certain customary rights of the U.S. government that arise or result from TSRI’s receipt of research support from the U.S. government.

We are also obligated to pay annual maintenance fees to TSRI in the amount of (i) $50,000 each year for the first three years (beginning on the first anniversary of the agreement), and (ii) $85,000 each year thereafter (beginning on the fourth anniversary of the agreement). Each calendar year’s annual maintenance fees will be credited against sales royalties due under the agreement for such calendar year. Under the terms of the agreement, we must pay TSRI low single-digit percentage royalties on the net sales of the products covered by the TSRI patents for the life of the TSRI patents, a low single-digit percentage of non-royalty sublicensing revenue received with respect to countries in the nonexclusive territory and a mid-single-digit percentage of sublicensing revenue received with respect to countries in the exclusive territory, with the sublicensing revenue royalty in the exclusive territory and the sales royalties subject to certain reductions under certain circumstances. TSRI is eligible to receive milestone payments of up to $1.1 million with respect to regulatory approval in the exclusive territory and first commercial sale, in each of the exclusive territory and nonexclusive territory, of the first licensed product to achieve those milestones that is based upon each macrolide covered by the licensed patents. Each milestone is payable once per each macrolide. Each milestone payment made to TSRI with respect to a particular milestone will be creditable against any payment due to TSRI with respect to any sublicense revenues received in connection with the achievement of such milestone. Pursuant to the terms of the license agreement we have with Optimer Pharmaceuticals, any payments made to TSRI under the TSRI license for territories subject to the Optimer agreement can be deducted from any sales-based royalty payments due under the Optimer agreement up to a certain percentage reduction of the royalties due to Optimer.

Under the terms of the TSRI agreement, we are also required to pay additional fees on royalties, sublicensing and milestone payments if we, an affiliate, or a sublicensee challenges the validity or enforceability of any of the patents licensed under the agreement. Such increased payments would be required until all patent claims subject to challenge are invalidated in the particular country where such challenge was mounted.

The term of the license agreement (and the period during which we must pay royalties to TSRI in a particular country for a particular product) will end, on a country-by-country and product-by-product basis, at such time as no patent rights licensed from TSRI cover a particular product in the particular country.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Recent Accounting Pronouncements

In December 2011, the FASB issued guidance impacting the presentation of certain items on the balance sheet. The guidance requires an entity to disclose both gross and net information about both instruments and transactions that are eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this guidance is not expected to impact our consolidated financial position, results of operations or cash flows, but may result in certain additional disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the quarter ended June 30, 2012. For additional information regarding market risk, refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2011 Annual Report on Form 10-K.

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

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.9	License Agreement, effective June 12, 2012, between The Scripps Research Institute and Cempra Pharmaceuticals, Inc.*				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	Financials in XBRL format.				X

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEMPRA, INC.

Dated: August 8, 2012	By:	/s/ Prabhavathi Fernandes, Ph.D.
Prabhavathi Fernandes, Ph.D. President and Chief Executive Officer