Form 10-Q
period 2012-09-30
CEMPRA, INC.
filed 2012-11-08
CIK 1461993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

(919) 313-6601

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

As of November 5, 2012 there were 24,903,774 shares of the registrant’s common stock, $0.001 par value, outstanding.

CEMPRA, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CEMPRA, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2011	September 30, 2012
		(Unaudited)
Assets
Current assets
Cash and equivalents	$15,602,264	$51,642,824
Prepaid expenses	284,040	160,682
Deferred offering expenses	880,742	—

Total current assets	16,767,046	51,803,506

Furniture, fixtures and equipment, net	81,920	48,477
Deposits	9,870	321,394

Total assets	$16,858,836	$52,173,377

Liabilities
Current liabilities
Accounts payable	$2,980,878	$1,326,636
Accrued expenses	545,300	235,960
Accrued payroll and benefits	421,101	502,301
Warrant liability	1,120,849	—
Current portion of long-term debt	—	1,464,863

Total current liabilities	5,068,128	3,529,760

Convertible notes payable	4,457,927	—
Long-term debt	9,503,895	8,297,319

Total liabilities	19,029,950	11,827,079

Commitments and Contingencies

Redeemable Convertible Preferred Shares
Class A redeemable convertible preferred shares; 21,773,669 shares designated, 2,291,966 shares issued and outstanding (liquidation preference of $2,721,167) at December 31, 2011 and no shares designated, issued and outstanding at September 30, 2012 (liquidation preference of $0)	25,809,697	—
Class B redeemable convertible preferred shares; 7,692,308 shares designated, 809,717 shares issued and outstanding (liquidation preference of $1,178,480) at December 31, 2011 and no shares designated, issued and outstanding at September 30, 2012 (liquidation preference of $0)	11,281,512	—
Class C redeemable convertible preferred shares; 42,649,063 shares designated, 4,489,375 shares issued and outstanding at December 31, 2011 (liquidation preference of $5,697,455) and no shares designated, issued and outstanding at September 30, 2012 (liquidation preference of $0)	57,422,827	—

Shareholder’s Equity (Deficit)
Common shares; 100,000,000 shares authorized, no par value; 533,839 shares issued and outstanding at December 31, 2011 and none issued and outstanding at September 30, 2012	—	—
Common stock; $.001 par value; none issued and outstanding at December 31, 2011 and 80,000,000 shares authorized; 21,039,313 shares issued and outstanding at September 30, 2012	—	21,039
Additional paid-in capital	—	154,982,797
Deficit accumulated during the development stage	(96,685,150)	(114,657,538)

Total shareholders’ equity (deficit)	(96,685,150)	40,346,298

Total liabilities, redeemable convertible preferred shares and shareholders’ equity (deficit)	$16,858,836	$52,173,377

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from November 18, 2005 (Inception) to September 30, 2012
	2011	2012	2011	2012
Revenues	$—	$—	$—	$—	$—

Operating expenses
Research and development	6,660,903	3,156,011	15,413,938	12,456,062	79,314,544
General and administrative	965,002	1,494,824	2,650,544	4,244,278	19,738,281

Total operating expenses	7,625,905	4,650,835	18,064,482	16,700,340	99,052,825

Loss from operations	(7,625,905)	(4,650,835)	(18,064,482)	(16,700,340)	(99,052,825)

Other income (expense)
Interest income	393	675	1,414	106,589	1,472,135
Interest expense	(290,577)	(330,955)	(290,577)	(1,065,049)	(5,307,553)
Other income	—	—	—	—	488,958

Other income (expense), net	(290,184)	(330,280)	(289,163)	(958,460)	(3,346,460)

Net loss and comprehensive loss	(7,916,089)	(4,981,115)	(18,353,645)	(17,658,800)	(102,399,285)
Accretion of redeemable convertible preferred shares	(940,768)	—	(2,822,296)	(313,588)	(14,002,842)

Net loss attributable to common shareholders	$(8,856,857)	$(4,981,115)	$(21,175,941)	(17,972,388)	$(116,402,127)

Basic and diluted net loss attributable to common shareholders per share	$(16.59)	$(0.24)	$(40.49)	(0.97)

Basic and diluted weighted average shares outstanding	533,839	21,038,008	522,943	18,450,507

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Shares and Shareholders’ Equity (Deficit)

	Series A Preferred Shares		Series B Preferred Shares		Series C Preferred Shares		Common Shares		Common Stock		Additional Paid-In Capital	Deficit During the Development Stage	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of November 18, 2005 (inception date)	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(26,463)	(26,463)

Balance as of December 31, 2005	—	—	—	—	—	—	—	—	—	—	—	(26,463)	(26,463)
Issuance of common shares to founders	—	—	—	—	—	—	179,825	—	—	—	171	—	171
Issuance of common shares for service	—	—	—	—	—	—	30,702	—	—	—	14,583	—	14,583
Issuance of common shares for license agreement	—	—	—	—	—	—	64,311	—	—	—	91,362	—	91,362
Issuance of Series A preferred share, net of share issuance costs of $150,570	789,191	7,346,745	—	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares	—	232,782	—	—	—	—	—	—	—	—	(122,443)	(110,339)	(232,782)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	16,327	—	16,327
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,228,948)	(2,228,948)

Balance as of December 31, 2006	789,191	7,579,527	—	—	—	—	274,838	—	—	—	—	(2,365,750)	(2,365,750)
Issuance of common shares upon exercise of options	—	—	—	—	—	—	8,947	—	—	—	5,250	—	5,250
Issuance of Series A preferred shares, net of issuance costs of $20,435	1,557,895	14,779,563	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series A preferred shares to common shares upon financing participation default	(55,120)	(523,644)	—	—	—	—	55,120	—	—	—	523,644	—	523,644
Issuance of common shares to CEO	—	—	—	—	—	—	77,368	—	—	—	124,950	—	124,950
Issuance of common shares for license agreement	—	—	—	—	—	—	61,335	—	—	—	99,055	—	99,055
Issuance of Series B preferred shares, net of issuance costs of $43,682	—	—	809,717	9,956,318	—	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares	—	1,526,057	—	100,000	—	—	—	—	—	—	(808,919)	(817,138)	(1,626,057)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	56,020	—	56,020
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,075,240)	(8,075,240)

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Shares and Shareholders’ Equity (Deficit)

	Series A Preferred Shares		Series B Preferred Shares		Series C Preferred Shares		Common Shares		Common Stock		Additional Paid-In Capital	Deficit During the Development Stage	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2007	2,291,966	23,361,503	809,717	10,056,318	—	—	477,608	—	—	—	—	(11,258,128)	(11,258,128)
Issuance of common shares upon exercise of options	—	—	—	—	—	—	13,469	—	—	—	13,113	—	13,113
Accretion of redeemable convertible preferred shares	—	1,731,269	—	806,390	—	—	—	—	—	—	(106,124)	(2,431,536)	(2,537,660)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	93,011	—	93,011
Net loss	—	—	—	—	—	—	—	—	—	—	—	(14,902,317)	(14,902,317)

Balance as of December 31, 2008	2,291,966	25,092,772	809,717	10,862,708	—	—	491,077	—	—	—	—	(28,591,981)	(28,591,981)
Issuance of Series C preferred shares, net of issuance cost of $251,733	—	—	—	—	2,488,675	25,248,268	—	—	—	—	—	—	—
Series C Warrant	—	—	—	—	—	(5,174,381)	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares	—	667,997	—	301,946	—	1,321,490	—	—	—	—	(123,404)	(2,168,029)	(2,291,433)
Beneficial conversion costs of Series B preferred shares	—	—	—	73,995	—	—	—	—	—	—	—	(73,995)	(73,995)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	123,404	—	123,404
Net loss	—	—	—	—	—	—	—	—	—	—	—	(18,611,814)	(18,611,814)

Balance as of December 31, 2009	2,291,966	25,760,769	809,717	11,238,649	2,488,675	21,395,377	491,077	—	—	—	—	(49,445,819)	(49,445,819)
Issuance of common shares upon exercise of options	—	—	—	—	—	—	3,947	—	—	—	8,250	—	8,250
Issuance of Series C preferred shares, net of issuance cost of $9,279	—	—	—	—	2,000,700	20,490,721	—	—	—	—	—	—	—
Series C Warrant	—	—	—	—	—	8,597,116	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares	—	24,464	—	6,390	—	3,207,407	—	—	—	—	(174,061)	(3,064,202)	(3,238,263)
Beneficial conversion costs of Series B preferred shares	—	—	—	30,082	—	—	—	—	—	—	—	(30,082)	(30,082)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	165,811	—	165,811
Net loss	—	—	—	—	—	—	—	—	—	—	—	(19,674,924)	(19,674,924)

Balance as of December 31, 2010	2,291,966	25,785,233	809,717	11,275,121	4,489,375	53,690,621	495,024	—	—	—	—	(72,215,027)	(72,215,027)
Issuance of common shares upon exercise of options	—	—	—	—	—	—	38,815	—	—	—	69,932	—	69,932

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Shares and Shareholders’ Equity (Deficit)

	Series A Preferred Shares		Series B Preferred Shares		Series C Preferred Shares		Common Shares		Common Stock		Additional Paid-In Capital	Deficit During the Development Stage	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Accretion of redeemable convertible preferred shares	—	24,464	—	6,391	—	3,732,206	—	—	—	—	(513,717)	(3,249,344)	(3,763,061)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	443,785	—	443,785
Net loss	—	—	—	—	—	—	—	—	—	—	—	(21,220,779)	(21,220,779)

Balance as of December 31, 2011	2,291,966	25,809,697	809,717	11,281,512	4,489,375	57,422,827	533,839	—	—	—	—	(96,685,150)	(96,685,150)
Issuance of common stock upon exercise of options (unaudited)	—	—	—	—	—	—	—	—	10,351	10	34,498	—	34,508
Issuance of common stock upon initial public offering, net of issuance costs of $4.7 million (unaudited)	—	—	—	—	—	—	—	—	9,660,000	9,660	53,184,681	—	53,194,341
Conversion of common shares to common stock (unaudited)	—	—	—	—	—	—	(533,839)	—	533,839	534	(534)	—	—
Accretion of redeemable convertible preferred shares (unaudited)	—	2,038	—	533	—	311,017	—	—	—	—	—	(313,588)	(313,588)
Conversion of redeemable convertible preferred shares to common stock upon initial public offering (unaudited)	(2,291,966)	(25,811,735)	(809,717)	(11,282,045)	(4,489,375)	(57,733,844)	—	—	9,958,502	9,959	94,817,665	—	94,827,624
Conversion of convertible notes payable to common stock upon initial public offering (unaudited)	—	—	—	—	—	—	—	—	876,621	876	4,723,658	—	4,724,534
Reclassification of warrant liability to additional paid-in capital (unaudited)	—	—	—	—	—	—	—	—	—	—	1,033,647	—	1,033,647
Share-based compensation (unaudited)	—	—	—	—	—	—	—	—	—	—	1,189,182	—	1,189,182
Net loss (unaudited)	—	—	—	—	—	—	—	—	—	—	—	(17,658,800)	(17,658,800)

Balance as of September 30, 2012 (Unaudited)	—	$—	—	$—	—	$—	—	$—	21,039,313	$21,039	$154,982,797	$(114,657,538)	$40,346,298

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended September 30,		Period from November 18, 2005 (Inception) to September 30, 2012
	2011	2012
Operating activities
Net loss	$(18,353,645)	$(17,658,800)	$(102,399,285)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	57,092	41,880	236,583
Issuance of common shares for service	—	—	14,583
Issuance of common shares for license agreement	—	—	190,418
Share-based compensation	335,331	1,189,182	2,212,490
Change in fair value of warrant liability	74,679	(87,204)	3,330,801
Amortization of debt discount	138,029	267,949	662,249
Changes in operating assets and liabilities
Prepaid expenses	(203,739)	123,358	(160,682)
Deposits	42,963	(311,524)	(321,394)
Accounts payable	(677,255)	(1,654,242)	1,326,634
Accrued expenses	2,414,498	(52,394)	492,905
Accrued payroll and benefits	80,726	81,200	502,300

Net cash used in operating activities	(16,091,321)	(18,060,595)	(93,912,398)

Investing activities
Purchases of furniture, fixtures and equipment	(10,057)	(8,437)	(285,059)
Purchase of investments	—	—	(14,306,177)
Proceeds from sale of investments	—	—	14,306,177

Net cash used in investing activities	(10,057)	(8,437)	(285,059)

Financing activities
Proceeds from borrowing on convertible promissory notes	5,000,000	—	8,100,000
Proceeds from borrowing on long-term debt	—	—	10,000,000
Proceeds from issuance of common shares	69,931	34,508	131,223
Proceeds from issuance of common stock, net of underwriting discounts	—	54,777,800	54,777,800
Payment of share issuance costs	(44,375)	—	(475,699)
Payment of debt issuance costs	—	—	(306,898)
Payment of offering costs	—	(702,716)	(1,583,458)
Proceeds from issuance of Series A redeemable convertible preferred shares	—	—	19,099,998
Accrued interest converted into Series A redeemable convertible preferred shares	—	—	97,315
Proceeds from issuance of Series B redeemable convertible preferred shares	—	—	10,000,000
Proceeds from issuance of Series C redeemable convertible preferred shares	—	—	46,000,000

Net cash provided by financing activities	5,025,556	54,109,592	145,840,281

Net change in cash and equivalents	(11,075,822)	36,040,560	51,642,824
Cash and equivalents at beginning of the period	20,047,997	15,602,264	—

Cash and equivalents at end of the period	$8,972,175	$51,642,824	$51,642,824

Supplemental cash flow information
Cash paid for interest	$—	$679,111	$679,111
Supplemental disclosure of non-cash investing and financing activities
Accretion of Series A redeemable convertible preferred shares	$18,348	$2,038	$4,209,071
Accretion of Series B redeemable convertible preferred shares	$4,793	$533	$1,221,650
Accretion of Series C redeemable convertible preferred shares	$2,799,155	$311,017	$8,572,124
Beneficial conversion costs of Series B preferred shares	$—	$—	$104,077
Notes payable converted into Series A redeemable convertible preferred shares	$—	$—	$3,100,000
Allocation of the Class C proceeds to the Class C Purchase Option	$—	$—	$5,174,381
Conversion of the Class C Purchase Option	$—	$—	$(8,597,116)
Allocation of the convertible note proceeds to warrant	$(852,485)	$—	$852,485
Allocation of the long-term debt proceeds to warrant	$—	$—	$273,094
Conversion of convertible notes payable and accrued interest into common stock	$—	$4,724,534	$4,724,534
Conversion of redeemable convertible preferred shares into common stock	$—	$94,827,624	$94,827,624
Reclassification of warrant liability to additional paid-in capital	$—	$1,033,647	$1,033,647

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

(A Development Stage Company)

September 30, 2012

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

The Company completed its initial public offering (“IPO”) in February 2012, issuing 9,660,000 shares of common stock at a price of $6.00 per share, resulting in net proceeds of approximately $53.2 million, net of offering costs.

As of September 30, 2012, the Company has incurred losses since inception of $102.4 million. The Company expects to continue to incur losses and require additional financial resources to advance its products to either the commercial stage or liquidity events.

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

2. Basis of Presentation

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts and results of operations of Cempra and its wholly owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Data

The accompanying interim consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2011 contained in the Company’s Annual Report on Form 10-K. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the

CEMPRA, INC.

(A Development Stage Company)

September 30, 2012

Notes to Consolidated Financial Statements

Company’s financial position as of September 30, 2012 and the results of operations for the three and nine months ended September 30, 2011 and 2012 and cash flows for the nine months ended September 30, 2011 and 2012 and the period from inception through September 30, 2012. The December 31, 2011 consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for complete financial statements.

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

3. Fair Value of Financial Instruments

The carrying values of cash equivalents, prepaid expenses, and accounts payable at September 30, 2012 approximated their fair values due to the short-term nature of these items. At December 31, 2011, the Company held warrant liabilities that were required to be measured at fair value on a recurring basis. The warrant liability was reclassified to additional paid-in capital upon completion of the Company’s IPO in February 2012.

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

CEMPRA, INC.

(A Development Stage Company)

September 30, 2012

Notes to Consolidated Financial Statements

At December 31, 2011 and September 30, 2012, financial instruments and respective fair values have been classified as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Assets:
Money Market Funds	$12,634,219	$—	$—	12,634,219

Total assets at fair value:	$12,634,219	$—	$—	$12,634,219
Liabilities:
Warrant liabilities	$—	$—	$1,120,849	$1,120,849

Total Liabilities at Fair Value:	$—	$—	$1,120,849	$1,120,849

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2012
				(Unaudited)
Assets:
Money Market Funds	$48,913,252	$—	$—	48,913,252

Total assets at fair value:	$48,913,252	$—	$—	$48,913,252

The change in the fair value measurement using significant unobservable inputs (Level 3) is summarized below:

Balance at December 31, 2011	$1,120,849

Change in fair value recorded as interest expense (Unaudited)	17,461
Change in fair value recorded as interest income (Unaudited)	(104,663)
Reclassification of August 2011 Warrant to additional paid-in capital (Unaudited)	(865,216)
Reclassification of Hercules Warrant to additional paid-in capital (Unaudited)	(168,431)

Balance at September 30, 2012 (Unaudited)	$—

CEMPRA, INC.

(A Development Stage Company)

September 30, 2012

Notes to Consolidated Financial Statements

The warrant liability represents the Company’s allocation of a portion of the proceeds from the August 2011 Notes and the December 2011 Note (both as defined in Note 6). The allocation of the proceeds from the August 2011 Notes and the December 2011 Note was based on the fair value of the warrant liability on the dates of grant. The Company accounted for the warrant liability in accordance with ASC Topic 480, Distinguishing Liabilities from Equity, which requires that a purchase option to acquire redeemable equity (either puttable or mandatorily redeemable) be reported as liabilities. The Company measured the fair value of the warrant liability based upon contemporaneous valuations. The August 2011 Warrants (as defined in Note 6) utilized the Black-Scholes pricing model while the Hercules Warrant (as defined in Note 6) utilized the Binomial model at each balance sheet date. The Company recorded changes in the fair value of the warrant liability as interest expense or interest income, as applicable.

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

The August 2011 Warrant liability and Hercules Warrant liability were reclassified to additional paid-in capital upon the conversion of warrants to purchase preferred stock into warrants to purchase common stock, in connection with the Company’s IPO.

The estimated fair value of our August 2011 Notes (see Note 6) at December 31, 2011 was $5.0 million and its carrying value was $4.5 million. Fair value was determined based on available market information and appropriate valuations methodologies. The August 2011 Notes were converted to common stock in February 2012 when the Company completed its IPO.

The December 2011 Note (see Note 6) has a variable interest rate and accordingly, its carrying value approximates its fair value. At December 31, 2011 and September 30, 2012, the carrying value was $9.5 million and $9.8 million, respectively.

4. Research and License Agreements

Optimer Pharmaceuticals, Inc.

In March 2006, the Company, through its wholly owned subsidiary, Cempra Pharmaceuticals, Inc., entered into a Collaborative Research and Development and License Agreement (“Optimer Agreement”) with Optimer Pharmaceuticals, Inc. (“Optimer”). Under the terms of the Optimer Agreement, the Company acquired exclusive rights to further develop and commercialize certain Optimer technology worldwide, excluding member nations of the Association of Southeast Asian Nations.

In exchange for this license, during 2006 and 2007, the Company issued an aggregate of 125,646 common shares with a total fair value of $190,418 to Optimer. These issuances to Optimer were expensed as incurred in research and development expense.

In July 2010, the Company paid a $500,000 milestone payment to Optimer after the successful completion of its first solithromycin (CEM-101) Phase 1 program. In June 2012, the Company received feedback from the FDA on the protocol for the Company’s planned pivotal Phase 3 trial for oral solithromycin. Based on the feedback received, the Company concluded that the next milestone of $1,000,000 due to Optimer was met in June 2012, which was paid in July 2012. Both milestones were expensed as incurred in research and development expense. Under the terms of the Optimer Agreement, the Company will owe Optimer additional payments, contingent upon the achievement of various development, regulatory and commercialization milestone events. The aggregate amount of such milestone payments the Company may need to pay is based in part on the number of products developed under the agreement and would total $27,500,000 (including payments made to date) if four products are developed through FDA approval. The Company will also pay tiered mid-single-digit royalties based on the amount of annual net sales of its approved products.

The Scripps Research Institute

Effective June 12, 2012, the Company entered into a license agreement with The Scripps Research Institute (“TSRI”), whereby TSRI licensed to the Company rights, with rights of sublicense, to make, use, sell, and import products for human or animal therapeutic use that use or incorporate one or more macrolides as an active pharmaceutical ingredient and is covered by certain patent rights owned by TSRI claiming technology related to copper-catalysed ligation of azides and acetylenes. The rights licensed to the Company are exclusive as to the People’s Republic of China (excluding Hong Kong), South Korea and Australia, and are non-exclusive in all other countries worldwide, except the member-nations of the Association of Southeast Asian Nations, which are not included in the territory of the license. Under the terms of the agreement with TSRI, the Company paid a one-time only, non-refundable license issue fee in the amount of $350,000 which was charged to research and development expense in the second quarter of 2012. The Company’s rights under the agreement are subject to certain customary rights of the U.S. government that arise or result from TSRI’s receipt of research support from the U.S. government.

CEMPRA, INC.

(A Development Stage Company)

September 30, 2012

Notes to Consolidated Financial Statements

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

Under the terms of the agreement, the Company is also required to pay additional fees on royalties, sublicensing and milestone payments if the Company, an affiliate with TSRI, or a sublicensee challenges the validity or enforceability of any of the patents licensed under the agreement. Such increased payments would be required until all patent claims subject to challenge are invalidated in the particular country where such challenge was mounted.

The term of the license agreement (and the period during which we must pay royalties to TSRI in a particular country for a particular product) will end, on a country-by-country and product-by-product basis, at such time as no patent rights licensed from TSRI cover a particular product in the particular country.

5. Accrued Expenses

Accrued expenses are comprised of the following as of:

	December 31, 2011	September 30, 2012
		(Unaudited)
Accrued professional fees	281,907	$133,028
Accrued interest	236,000	79,583
Deferred rent	27,393	23,349

Total accrued expenses	545,300	$235,960

CEMPRA, INC.

(A Development Stage Company)

September 30, 2012

Notes to Consolidated Financial Statements

6. Unsecured Convertible Promissory Note & Debt

Notes payable and debt consist of:

	December 31, 2011	September 30, 2012
		(Unaudited)
10.0% Convertible Notes due 2016, net of unamortized discount of $542,073 and $0 * at December 31, 2011 and September 30, 2012, respectively	$4,457,927	$—
9.55% Long-term Debt due 2015, net of unamortized discount of $896,105 and $637,818 * at December 31, 2011 and September 30, 2012, respectively	9,503,895	9,762,182

Total notes payable and long-term debt	13,961,822	9,762,182
Less:
Current maturities	—	(1,464,863)

Total	$13,961,822	$8,297,319

*	The fair value of the warrants embedded within the 10.0% Convertible Notes ($847,755) and the 9.55% Long-term Debt ($273,094) is separately classified as a warrant liability at December 31, 2011 in the consolidated balance sheets. Upon the completion of the IPO in February 2012, the fair value of the warrant liability was reclassified to additional paid-in capital.

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

9.55% Long-term Debt

In December 2011, the Company entered into a $20,000,000 loan and security agreement (the “December 2011 Note”) with Hercules Technology Growth Capital, Inc. (“Hercules”) and borrowed $10,000,000 upon closing. The principal amount outstanding under the $10,000,000 borrowing bears interest at the greater of (i) 9.55%, or (ii) the sum of 9.55% plus the prime lending rate, as published by the Wall Street Journal, minus 3.25% per annum. The terms of the December 2011 Note agreement provided that the Company could, at any time prior to October 1, 2012, request another borrowing in the aggregate amount of $10,000,000. The Company elected not to request the additional borrowing and let the option expire on September 30, 2012. The Company will be required to make interest only payments through

CEMPRA, INC.

(A Development Stage Company)

September 30, 2012

Notes to Consolidated Financial Statements

March 31, 2013, which can be extended to June 30, 2013 upon satisfaction of certain conditions. Principal and interest payments will start after March 31, 2013 or any later extended date. The principal balance outstanding on the loan agreement and all accrued but unpaid interest thereunder will be due and payable on December 1, 2015. In addition, on the earliest to occur of (i) the loan maturity date, (ii) the date that the Company prepays all of the outstanding advances and accrued interest, or (iii) the date that all of the advances and interest become due and payable, the Company must pay Hercules a fee of $400,000. The Company granted Hercules a security interest in all of its assets, except intellectual property. The Company’s obligations to Hercules include restrictions on borrowing, asset transfers, placing liens or security interests on the Company’s assets including its intellectual property, mergers and acquisitions and distributions to stockholders.

In connection with the loan agreement, the Company entered into a warrant agreement with Hercules (the “Hercules Warrant”), under which Hercules has the right to purchase 39,038 shares of the Company’s common stock. The exercise price per share is equal to $10.25 per share subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection. The Hercules Warrant expires on December 20, 2021. Proceeds equal to the fair value of the Hercules Warrant were recorded as a liability at the date of issuance and the borrowings under the December 2011 Note will be increased to equal the face amount of the borrowings plus interest through interest expense over the term of the loan using the effective interest method.

Upon completion of the IPO, the Hercules Warrant became exercisable for 39,038 shares of the Company’s common stock at an exercise price of $10.25 per share and the related warrant liability was reclassified to additional paid-in capital.

Scheduled Maturities:

Scheduled maturities of long-term debt are as follows:

Year Ending December 31:
2012	$—
2013	2,226,610
2014	3,235,386
2015(1)	4,938,004
Total	$10,400,000

Less: Unamortized discount	(637,818)
Less: Current portion of long-term debt	(1,464,863)

Long-term debt	$8,297,319

(1)	On the date that all of the principal and interest of the December 2011 Note become due and payable, the Company must pay Hercules an end of term fee of $400,000, which is represented in year 2015 of the table above.

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

September 30, 2012

Notes to Consolidated Financial Statements

8. Stock Option Plans

The Company adopted the 2006 Stock Plan in January 2006 (“the 2006 Plan”). The 2006 Plan provided for the granting of incentive share options, nonqualified share options and restricted shares to Company employees, representatives and consultants.

The Company’s board of directors adopted the 2011 Equity Incentive Plan in October 2011 (the “2011 Plan”) and authorized the issuance of up to 1,526,316 shares for future issuances under the 2011 Plan. As of September 30, 2012, there were 1,063,399 option shares available under the 2011 Plan.

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

The following table summarizes the Company’s 2006 and 2011 Plan activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding — December 31, 2011	715,811	2.00

Granted	476,671	7.45
Exercised	(10,351)	3.33
Forfeited	(19,529)	5.86
Expired	—	—

Outstanding — September 30, 2012	1,162,602	4.18	7.92	$3,854,322

Exercisable — September 30, 2012	570,663	2.67	6.83	$2,735,139

Vested and expected to vest at September 30, 2012 (2)	1,105,742	$4.09	7.86	$3,754,715

(1)	Intrinsic value is the excess of the fair value of the underlying common shares as of September 30, 2012 over the weighted-average exercise price.
(2)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.

The following table summarizes certain information about all options outstanding as of September 30, 2012:

CEMPRA, INC.

(A Development Stage Company)

September 30, 2012

Notes to Consolidated Financial Statements

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Remaining Contractual Term (in years)
$0.48	33,686	3.67	33,686	3.67
$1.43	24,737	3.85	24,737	3.85
$1.62	39,265	4.22	39,265	4.22
$2.09	450,128	7.58	284,108	7.45
$2.28	59,064	8.42	23,569	8.42
$2.47	95,305	5.59	95,305	5.59
$6.72	66,500	9.64	3,750	9.64
$7.47	119,000	9.52	3,750	9.85
$7.55	25,000	9.50	12,500	9.50
$7.62	249,917	9.47	49,993	9.47

	1,162,602		570,663

During the three-month periods ended September 30, 2011 and 2012, the Company recorded $138,380 and $518,572 in share-based compensation expense, respectively. During the nine-month periods ended September 30, 2011 and 2012, the Company recorded $335,331 and $1,189,182 in share-based compensation expense, respectively. Since inception, the Company has recognized $2,212,489 in share-based compensation expense. As of September 30, 2012, approximately $1,738,000 of total unrecognized compensation cost related to unvested share options is expected to be recognized over a weighted-average period of 1.5 years.

9. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2012 as the Company incurred losses for the three and nine-month periods ended September 30, 2012 and is forecasting additional losses through the fourth quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2012. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

September 30, 2012

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

The following table presents the computation of basic and diluted net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss attributable to common shareholders	$(8,856,857)	$(4,981,115)	$(21,175,941)	(17,972,388)
Weighted average common shares outstanding, basic and diluted	533,839	21,038,008	522,943	18,450,507

Net loss per share attributable to common shareholders, basic and diluted	$(16.59)	$(0.24)	$(40.49)	$(0.97)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Redeemable convertible preferred shares	7,670,733	—	7,670,733	923,847
Convertible debt	495,566	—	102,028	59,685
Warrants outstanding	104,232	247,370	21,381	236,217
Stock options outstanding	754,595	1,157,545	767,593	1,011,738

	9,025,126	1,404,915	8,561,735	2,231,487

11. Subsequent Event

On October 24, 2012, the Company sold 3,864,461 shares of its common stock for $6.50 per share to certain institutional and accredited investors in a private placement financing, raising an aggregate of $25,118,997 before sales agency fees and offering costs of approximately $1.7 million. In connection with this financing, the Company entered into a registration rights agreement, pursuant to which it agreed to register the resale of the shares of common stock issued in the financing.

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

Overview

We are a clinical-stage pharmaceutical company focused on developing antibiotics to meet critical medical needs in the treatment of bacterial infectious diseases, particularly respiratory tract and bacterial urethritis infections and chronic staphylococcal infections. We are developing our lead program, solithromycin (CEM-101), in both oral and IV formulations for the treatment of community acquired bacterial pneumonia, or CABP, one of the most serious infections of the respiratory tract. We have successfully completed an oral Phase 2 clinical trial for the treatment of CABP demonstrating comparable efficacy to the current standard of care, levofloxacin, with a favorable safety and tolerability profile. In the first half of 2012, we submitted the Phase 2 data and our protocol for the pivotal Phase 3 oral clinical trial to the FDA. The protocol accomodates the proposed draft guidance discussed by the U.S. Food and Drug Administration, or FDA, for the conduct and approval of CABP trials. This is to be a global study, involving over 100 clinical sites, and will test moxifloxacin, another fluoroquinolone, like levofloxacin that we used in the Phase 2 trial, as the comparator. Since this is a global study we chose moxifloxacin as the comparator because it is approved at the same dose throughout the world whereas levofloxacin is used at higher doses in the U.S. versus the rest of the world. Comments received from the FDA have been incorporated into the protocol, with no fundamental change to the proposed study design. We expect to initiate the pivotal Phase 3 trial for oral solithromycin in patients with CABP in the fourth quarter of 2012.

We recently reported that our Phase 1 trial for the IV formulation of solithromycin demonstrated that IV solithromycin was well tolerated, showed a favorable pharmacokinetic, or PK, profile and achieved relevant plasma concentrations. Based on this study, we have selected a therapeutic dose of 400 mg administered once daily for up to seven days for our planned Phase 3 IV-to-oral step down trial. We plan to finalize the overall development program for solithromycin for CABP with the FDA at our end of Phase 2 meeting for oral solithromycin, which we expect will occur in the first half of 2013, and to initiate the trial in 2013, subject to available resources.

In addition, we are studying solithromycin for the treatment of uncomplicated gonorrhea. The current standard of treatment for gonorrhea is a single intramuscular injection of ceftriaxone. Until recently, cefixime (marketed under the brand name Suprax) has been approved for oral treatment for patients as well as for treatment of their potentially infected partners. However, as of August 2012, the Centers for Disease Control, or CDC, no longer recommends cefixime for the treatment of gonorrhea, which leaves no oral treatment option. In our preclinical studies, solithromycin has demonstrated in vitro activity against most drug-resistant gonococcal bacteria. In our Phase 2 open-label study begun in the second quarter of 2012 and that has enrolled 25 patients with suspected gonococcal infection, a single oral dose solithromycin was administered. The primary endpoint of bacterial eradication as measured by conversion from positive baseline urethral or cervical cultures to negative at seven days was achieved in 100% of evaluable patients (22 patients with positive baseline cultures). Pharyngeal and rectal infections were also cleared in this study. Based on existing FDA guidance, we anticipate that a single Phase 3 trial in uncomplicated gonorrhea will be sufficient for approval for this indication.

Our second program is Taksta, which is a novel dosing regimen of fusidic acid we are developing for use in the U.S. We conducted a Phase 2 acute bacterial skin and skin structure infections, or ABSSSI, clinical trial to demonstrate its activity against current strains of methicillin-resistant S. aureus, or MRSA, in the U.S. as well as to show tolerability to our proposed dosing regimen. In this study, Taksta showed a favorable safety and tolerability profile and comparable efficacy to linezolid, the only FDA-approved oral antibiotic for treatment of MRSA. Based on these Phase 2 results, we are developing Taksta in the U.S. as an oral long-term treatment for bacterial infections caused by Staphylococcus aureus, including MRSA, in prosthetic joint infections, or PJI, which is an unmet need. We expect to initiate in the fourth quarter of 2012 a Phase 2 clinical trial in patients with PJI to demonstrate Taksta’s utility in chronic treatment of staphylococcal infections.

We have devoted substantially all of our resources to our drug development efforts, including conducting clinical trials of our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from any source. From inception in November 2005 through September 30, 2012, we raised a total of $151.3 million from the issuance of debt, sale of convertible notes, convertible preferred shares and common shares, including $58.0 million from the sale of common stock in our initial public offering, or IPO, in February 2012.

We have incurred losses in each year since our inception in November 2005. Our net losses were approximately $7.9 million and $5.0 million for the three months ended September 30, 2011 and September 30, 2012, respectively, and $18.4 million and $17.6 million for the nine months ended September 30, 2011 and September 30, 2012, respectively. As of September 30, 2012, we had an accumulated deficit of approximately $114.6 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

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

Financial Overview

Revenue

To date, we have not generated revenue from the sale of any products or from any other source. In the future, we anticipate generating revenue from a combination of sales of our products, if approved, whether through our own or a third-party sales force, and license fees, milestone payments and royalties in connection with strategic collaborations regarding any of our product candidates. We expect that any revenue we generate will fluctuate from quarter to quarter. If we or our strategic partners fail to complete the development of solithromycin or Taksta in a timely manner or obtain regulatory approval for them, or if we fail to develop our own sales force or find one or more strategic partners for the commercialization of approved products, our ability to generate future revenue and our financial condition and results of operations would be materially adversely affected.

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting pre-clinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates. We recognize our research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•	employee-related expenses, which include salaries, benefits and share-based compensation expense, for personnel in research and development functions;

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

From inception through September 30, 2012, we have incurred $79.3 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we seek to complete development of solithromycin for CABP and urethritis and Taksta for PJI and to further advance our other product candidates.

Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and related clinical trial fees. Our internal resources, employees and infrastructure are not directly tied to any individual research project and are typically deployed across multiple projects. Through our clinical development programs, we are advancing, in parallel, solithromycin for CABP and urethritis and Taksta for PJI, as well as for other indications. Through our pre-clinical development programs, we are seeking to develop macrolide product candidates for non-antibacterial indications.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(Unaudited, in thousands)		(Unaudited, in thousands)
Direct research and development expense by program:
Solithromycin	$5,967	$1,995	$13,203	$9,601
Taksta	100	317	227	611
Macrolide research	18	12	111	33
Research and development personnel cost	491	696	1,483	1,998

Total direct research and development expense	6,576	3,020	15,024	12,243
Indirect research and development expense	85	136	390	213

Total research and development expense	$6,661	$3,156	$15,414	$12,456

The successful development of our clinical and pre-clinical product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our clinical or pre-clinical product candidates or the period, if any, in which material net cash inflows from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;

•	future clinical trial results; and

•	the receipt and timing of regulatory approvals.

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

We expect to begin the Phase 3 trial with oral solithromycin before the end of 2012. We plan to request an end-of-Phase 2 meeting with the FDA where we will propose a single IV-to-oral Phase 3 trial as part of the regulatory path to the NDA for both the IV and oral formulations. This Phase 3 trial is planned as an IV-to-oral trial and is expected to begin in 2013, subject to available resources. The IV-to-oral Phase 3 trial will be a randomized, double-blinded study conducted against a comparator drug agreed upon with the FDA, for which we will have to show non-inferiority from an efficacy perspective and acceptable safety and tolerability.

We have successfully completed a Phase 2 clinical trial with Taksta in ABSSSI patients. In this trial, the Taksta loading dose regimen demonstrated a favorable safety and tolerability profile and efficacy that was comparable to linezolid. Based on these Phase 2 results, we are developing Taksta in the US as an oral long-term treatment for PJI. We plan to initiate a Phase 2 trial with Taksta in patients with PJI in the fourth quarter of 2012.

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

Other Income (Expense), Net

Interest income consists of interest earned on our cash and equivalents as well as changes in fair value of warrants issued in connection with the December 2011 Note. Our interest income has increased in 2012 and we expect it to continue to increase for 2012 as we invested the net proceeds from the IPO pending their use in our operations.

Interest expense consists of interest incurred on the August 2011 Notes and December 2011 Note as well as changes in fair value of warrants issued in connection with the notes. Our interest expense has increased in 2012 and we expect it to during 2012 due to the outstanding December 2011 Note.

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

Results of Operations

The following table summarizes the results of our operations for each of three-month and nine-month periods ended September 30, 2011 and 2012, together with the changes in those items:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2012	Increase/ (Decrease)	2011	2012	Increase/ (Decrease)
	(Unaudited, in thousands)			(Unaudited, in thousands)
Revenue	$—	$—	$—	$—	$—	$—
Research and development expense (1)	6,661	3,156	(3,505)	15,414	12,456	(2,958)
General and administrative expense (1)	965	1,495	530	2,651	4,244	1,593
Other income (expense), net	(290)	(330)	(40)	(289)	(958)	(669)

(1) Includes the following stock-based compensation expenses:

Research and development expense	$52	$158	$106	$124	$379	$255
General and administrative expense	86	360	274	211	810	599

Comparison of the Three Months Ended September 30, 2011 and September 30, 2012

Revenue

We did not recognize any revenue for the three months ended September 30, 2011 and 2012.

Research and Development Expense

Research and development expense decreased by $3.5 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 as a result of a $3.7 million decrease in expenses incurred for solithromycin and a $0.2 million increase in expenses incurred for Taksta.

Expenses incurred for solithromycin decreased primarily as a result of $3.2 million from the chemical manufacturing of solithromycin in the third quarter of 2011 which did not recur in the third quarter of 2012. Additionally, there was a decrease of $0.5 million as we were in the planning phase of our oral Phase 3 trial in the third quarter of 2012 as compared to the third quarter of 2011 when we were winding down the Phase 2 trial.

General and Administrative Expense

General and administrative expense increased $0.5 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 as a result of increased employee expense of $0.4 million and director and officer insurance of $0.1 million.

Other Income (Expense), Net

Other income (expense), net remained consistent in the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Comparison of the Nine Months Ended September 30, 2011 and September 30, 2012

Revenue

We did not recognize any revenue for the nine months ended September 30, 2011 and 2012.

Research and Development Expense

Research and development expense decreased by $3.0 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 as a result of a $3.4 million decrease in expenses incurred for solithromycin and a $0.4 million increase in expenses incurred for Taksta.

The $3.4 million decrease in expenses related to solithromycin for the first nine months of 2012 as compared to the first nine of 2011 resulted primarily from a decrease of clinical trial related costs of $1.0 million and chemical manufacturing and toxicology costs of $3.8 million in the first nine months of 2012 as compared to the first nine months of 2011 which were partially offset by increases in costs related to the achievement and payment of the Phase 2 milestone with Optimer Pharmaceuticals resulting in a $1.0 million charge to expense and our entry into a licensing agreement with The Scripps Research Institute resulting in a $0.4 million charge to expense in the first nine months of 2012. The $1.0 million decrease in clinical trial related costs resulted from $3.7 million decrease in costs related to the oral Phase 2 trial that completed enrollment in the first nine months of 2011 as partially offset by a $2.7 million increase in costs as we began incurring start up costs related to our oral Phase 3 trial in the first nine months of 2012.

General and Administrative Expense

General and administrative expense increased $1.6 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 as a result of increased employee expense of $1.0 million, director and officer insurance of $0.2 million and professional service fees of $0.4 million.

Other Income (Expense), Net

Other income (expense), net decreased by $0.7 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 as a result of a $0.1 million increase in fair value adjustments recorded as interest income and a $0.6 million increase in interest expense related to the August and December 2011 Notes.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in November 2005 through September 30, 2012, we have funded our operations primarily with $151.3 million from debt, the sale of convertible notes, convertible preferred shares and common stock.

The gross proceeds we have received from the issuance and sale of our convertible notes, preferred shares and common stock are as follows:

Issue	Year	Number of Shares	Gross Proceeds
			(in thousands)
Class A	2006	789,191	$7,497	(1)
Class A	2007	1,557,895	14,800
Class B	2007	809,717	10,000
Class C	2009	2,488,686	25,500
Class C	2010	2,000,700	20,500
August 2011 Notes	2011	—	5,000
December 2011 Note	2011	—	10,000
Common Stock / Initial Public Offering	2012	9,660,000	57,960

(1)	Includes $3,197 of converted notes payable and accrued interest.

As of September 30, 2012, we had cash and equivalents of approximately $51.6 million.

In December 2011, we entered into a $20.0 million loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules, pursuant to which we borrowed $10.0 million upon closing. The principal amount outstanding under the initial $10.0 million advance bears interest at the greater of (i) 9.55%, or (ii) the sum of 9.55% plus the prime lending rate, as published by the Wall Street Journal, minus 3.25% per annum. Prior to October 1, 2012, we had the ability to request an additional advance in the amount of $10.0 million. We elected not to request the additional borrowing and let the option expire. We will be required to make interest only payments through March 2013, which can be extended to June 30, 2013 upon satisfaction of certain conditions. Principal and interest payments will start after March 31, 2013 or any later extended date. The principal balance outstanding on the loan agreement and all accrued but unpaid interest thereunder will be due and payable on December 1, 2015. In addition, on the earliest to occur of (i) the loan maturity date, (ii) the date that we prepay all of the outstanding advances and accrued interest, or (iii) the date that all of the advances and interest become due and payable, we must pay Hercules a fee of $400,000. We granted Hercules a security interest in all of our assets, except for our intellectual property. Our obligations to Hercules include restrictions on borrowing, asset transfers, placing liens or security interests on our assets, including our intellectual property, mergers and acquisitions and distributions to stockholders.

In connection with the loan agreement, we entered into a warrant agreement with Hercules, under which Hercules has the right to purchase 39,038 shares of our common stock. The exercise price per share is equal to $10.25 per share subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection. The warrant expires on December 20, 2021.

During February 2012, we completed our IPO, issuing 9,660,000 shares of common stock, at a price of $6.00 per share, resulting in net proceeds of approximately $53.2 million after deducting underwriting discounts of $3.2 million and offering costs of $1.6 million.

Upon the completion of the IPO, all of our outstanding preferred shares, including accrued yield of $13.7 million, automatically converted into a total of 9,958,502 shares of common stock and the preferred stock warrant liability was reclassified to additional paid-in capital upon the conversion of warrants to purchase preferred stock into warrants to purchase common stock. In addition, our August 2011 Notes and related accrued interest of $0.3 million converted into 876,621 shares of common stock.

On October 24, 2012, we sold 3,864,461 shares of our common stock for $6.50 per share to certain institutional and accredited investors in a private placement financing, raising an aggregate of $25,118,997 before sales agency fees and offering costs of approximately $1.7 million.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30
	2011	2012
	(Unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$(16,091)	$(18,061)
Investing activities	(10)	(8)
Financing activities	5,026	54,109

Net increase (decrease) in cash and equivalents	$(11,075)	$36,040

Operating Activities. Cash used in operating activities of $16.1 million during the nine months ended September 30, 2011 was primarily a result of our $18.4 million net loss, coupled with changes in operating assets and liabilities of $1.7 million, partially offset by non-cash items of $0.6 million. Cash used in operating activities of $18.1 million for the nine months ended September 30, 2012 was primarily a result of our $17.7 million net loss and cash used by changes in operating assets and liabilities of $1.8 million, partially offset by non-cash items of $1.4 million.

Investing Activities. Net cash used in investing activities of $10,000 for the nine months ended September 30, 2011 and $8,000 for the nine months ended September 30, 2012 were related to purchases of equipment.

Financing Activities. Net cash provided by financing activities of $5.0 million for the nine months ended September 30, 2011 resulted from the sale of $5.0 million of August 2011 Notes, net of $44,000 issuance costs and $70,000 from the exercise of stock options. Net cash provided by financing activities of $54.1 million for the nine months ended September 30, 2012 consisted primarily of gross proceeds of $58.0 million from the IPO, offset by $3.2 million of underwriting discounts and $0.7 million of offering costs.

Funding Requirements

To date, we have not generated any product revenue from our development stage product candidates or from any other source. We do not know when, or if, we will generate any product revenue. We do not expect to generate product revenue unless or until we obtain marketing approval of, and commercialize solithromycin and/or Taksta or any of our other product candidates. At the same time, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, solithromycin and Taksta and our other product candidates. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We will need substantial additional funding in connection with our continuing operations.

We expect that our existing cash and equivalents, including interest thereon, will enable us to fund our operating expenses and capital expenditure requirements including the proceeds of our recently completed private placement financing, into 2015. We will need to obtain additional financing for the continued development of solithromycin, Taksta and our other product candidates and prior to the commercialization of any of these product candidates. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates.

Our future capital requirements will depend on many factors, including:

•

the progress, costs and results of our planned solithromycin Phase 3 trials, completion of our ongoing Phase 1 trial for the IV formulation of solithromycin, the results of our planned end-of-Phase 2 meeting with the FDA for the planned Phase 3 IV-to-oral trial for solithromycin, our Phase 2 bacterial urethritis trial for solithromycin and our planned Taksta Phase 2 trial;

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

Until we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of any securities may include liquidation or other preferences that adversely affect our stockholders’ rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

We plan to seek partners or other sources of third-party funding, including government grants, for the continued development of solithromycin and Taksta and our other product candidates. If we are unable to raise additional funds when needed, whether on favorable terms or not, we may be required to delay, limit, reduce or terminate our development of our product candidates, or our commercialization efforts, or to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

During the nine months ended September 30, 2012, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those specified in our 2011 Annual Report on Form 10-K, except for:

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

We are also obligated to pay annual maintenance fees to TSRI in the amount of (i) $50,000 each year for the first three years (beginning on the first anniversary of the agreement), and (ii) $85,000 each year thereafter (beginning on the fourth anniversary of the agreement). Each calendar year’s annual maintenance fees will be credited against sales royalties due under the agreement for such calendar year. Under the terms of the agreement, we must pay TSRI low single-digit percentage royalties on the net sales of the products covered by the TSRI patents for the life of the TSRI patents, a low single-digit percentage of non-royalty sublicensing revenue received with respect to countries in the nonexclusive territory and a mid-single-digit percentage of sublicensing revenue received with respect to countries in the exclusive territory, with the sublicensing revenue royalty in the exclusive territory and the sales royalties subject to certain reductions under certain circumstances. TSRI is eligible to receive milestone payments of up to $1.1 million with respect to regulatory approval in the exclusive territory and first commercial sale, in each of the exclusive territory and nonexclusive territory, of the first licensed product to achieve those milestones that is based upon each macrolide covered by the licensed patents. Each milestone is payable once per each macrolide. Each milestone payment made to TSRI with respect to a particular milestone will be creditable against any payment due to TSRI with respect to any sublicense revenues received in connection with the achievement of such milestone. Any payments made to TSRI under the TSRI license for territories subject to the Optimer agreement can be deducted pursuant to the terms of the license agreement we have with Optimer Pharmaceuticals, from any sales-based royalty payments due under the Optimer agreement up to a certain percentage reduction of the royalties due to Optimer.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued amended guidance on fair value measurements. This amended accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This accounting standard is effective on a prospective basis for interim and annual reporting periods beginning on or after December 15, 2011. As this accounting standard only requires enhanced disclosure, the adoption of this standard did not impact our financial position or results of operations.

In June 2011, the authoritative guidance for presentation of comprehensive income was amended to eliminate the option to present other comprehensive income and its components in the statement of changes in shareholders’ deficit. Companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. We adopted this new guidance on January 1, 2012, as required, and it did not have an impact on our financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the quarter ended September 30, 2012. For additional information regarding market risk, refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2011 Annual Report on Form 10-K.

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

CEMPRA, INC.

Dated: November 8 , 2012	By:	/s/ Prabhavathi Fernandes, Ph.D.
Prabhavathi Fernandes, Ph.D.
President and Chief Executive Officer