Form 10-K
period 2012-12-31
CEMPRA, INC.
filed 2013-03-07
CIK 1461993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 29, 2012, was approximately $81.7 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Market on June 29, 2012. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of June 29, 2012. The registrant became a publically reporting company on February 2, 2012 and did not meet the definition of an accelerated filer as of December 31, 2012.

As of March 1, 2013 there were 24,903,774 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated herein by reference, as indicated in Part III.

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

PART I

Item 1. Business

Overview

We are a clinical-stage pharmaceutical company focused on developing antibiotics to meet critical medical needs in the treatment of infectious diseases, particularly respiratory tract infections and chronic staphylococcal infections. Our lead program is solithromycin (CEM-101), which we are developing in both oral and intravenous, or IV, formulations initially for the treatment of community acquired bacterial pneumonia, or CABP, one of the most serious infections of the respiratory tract. We have completed a successful Phase 2 clinical trial of the oral formulation for the treatment of CABP, demonstrating a favorable safety and tolerability profile and comparable efficacy to the current standard of care, levofloxacin, a respiratory fluoroquinolone. In December 2012, we initiated a pivotal Phase 3 trial for oral solithromycin in patients with CABP. We are also pursuing a second indication, bacterial urethritis, primarily gonorrhea, for which there is an urgent public health need. In this indication, in October 2012 we released data from a Phase 2 study in which solithromycin was demonstrated to be highly effective in treating uncomplicated gonorrhea.

Our second program is Taksta, an antibiotic known as fusidic acid, that has been used for decades outside the U.S., including western Europe. We are developing Taksta in the U.S. as an oral treatment for long term treatment of prosthetic joint infections caused by staphylococci, including S. aureus and methicillin-resistant Staphylococcus aureus, or MRSA. Taksta successfully completed a Phase 2 clinical trial in patients with acute bacterial skin and skin structure infections, or ABSSSI, which is frequently caused by MRSA, demonstrating a favorable safety and tolerability profile and comparable efficacy to linezolid (sold under the brand name Zyvox®), the only oral antibiotic for the treatment of MRSA approved by the U.S. Food and Drug Administration, or FDA. Having shown that Taksta is well tolerated and is active against current strains of MRSA in the U.S., in December 2012, we initiated a Phase 2 trial with Taksta in patients with prosthetic joint infections which is also primarily caused by staphylococci and for which safe, oral antibiotics for long term use are not currently available.

We have global rights (other than the Association of South East Asian Nations, or ASEAN, countries, which are Brunei Darussalam, Cambodia, Indonesia, Laos, Malaysia, Myanmar (Burma), the Philippines, Singapore, Thailand and Vietnam) to solithromycin and are developing Taksta exclusively for the U.S. market.

Our goal is to develop differentiated antibiotics. We believe there are two main challenges that antibiotic candidates must overcome to be considered truly differentiated from currently-available antibiotics and those in development. The first is spectrum of activity. In addition to having activity against bacteria that have become resistant to generic antibiotics, one should focus on “the right spectrum” rather than broad spectrum. The right spectrum means an antibiotic that is active against most or all of the pathogens that are involved in a particular infection and could reduce the need for polytherapy. It also means that collateral damage to important bacteria such as gut flora is limited so that unintended side effects do not occur. We believe that solithromycin fits this profile as it is active against many key CABP pathogens as well as against pneumococcal strains resistant to other macrolides. The second is that there are many generic antibiotics. To compete effectively, each of our products will have to be sufficiently differentiated, based on efficacy, safety, dosing flexibility, and/or other factors, from competing products to enable it to address a meaningful market.

Solithromycin (CEM-101)

Solithromycin is a potent new macrolide that we are developing in oral and IV formulations for the treatment of respiratory tract infections, including CABP, which is one of the most common serious infectious diseases of the respiratory tract, and bacterial urethritis, including gonorrhea, the second most common infectious disease in the world. Historically, macrolides, including azithromycin, have been among the most frequently prescribed drugs for respiratory tract infections because of their combination of spectrum of antibacterial activity, safety for use in adult and pediatric patients, availability in oral and IV formulations, and strong anti-inflammatory properties. Spectrum of activity refers to the antibiotic’s ability to protect against a range of bacterial types. The effectiveness of macrolides for treating serious respiratory tract infections such as CABP, however, has declined due to resistance issues related to earlier generations of macrolides. Macrolide use for serious infections has generally been replaced by fluoroquinolones, including levofloxacin, despite this class having a less desirable safety and tolerability profile than macrolides. Solithromycin is being developed for moderate to moderately severe CABP. We are also developing solithromycin as a treatment for bacterial urethritis, including gonorrhea. As with respiratory tract pathogens, Neisseria gonorrheae, has become resistant to macrolides, including azithromycin and other classes of antibiotics. We believe solithromycin, with its unique chemical structure, retains and improves on the beneficial features of macrolides and can overcome the shortcomings of existing therapies.

Our Phase 1 and Phase 2 clinical trials and pre-clinical studies to date have shown that solithromycin has the following attributes:

•	favorable safety and tolerability profile;

•	comparable efficacy to the current standard of care;

•	potent activity against a broad range of bacteria with excellent tissue distribution and intracellular activity;

•	lower incidence of resistance development;

•	potential for IV, oral and suspension formulations that may allow it to be used in broad patient populations and settings;

•	potential for pediatric development; and

•	anti-inflammatory qualities to help patients feel better sooner during treatment.

In the third quarter of 2011, we completed a successful Phase 2 clinical trial in 132 CABP patients comparing the oral formulation of solithromycin to levofloxacin, a respiratory fluoroquinolone which is the current standard of care. In this trial, solithromycin demonstrated efficacy comparable to levofloxacin and a favorable safety and tolerability profile, with a lower incidence of treatment emergent adverse events than levofloxacin.

We designed our pivotal Phase 3 trial for oral solithromycin to treat CABP based on comments we received from the FDA. We believe that we will need two Phase 3 trials to support our planned NDA for solithromycin to treat CABP: one trial with oral solithromycin and another trial with IV solithromycin stepping down to oral solithromycin. These trials will be randomized, double-blinded studies conducted against a respiratory fluoroquinolone, moxifloxacin (Avelox), for which we will have to show non-inferiority for efficacy and acceptable safety and tolerability. Non-inferiority for efficacy means solithromycin will have to prove it is statistically as effective as a comparator drug within a pre-defined margin. In 2011, the FDA clarified the guidance for the clinical development of therapies for the treatment of CABP. We have designed our Phase 3 trials to meet FDA guidelines. The FDA reviewed and provided comments on our oral Phase 3 trial protocol and we began the Phase 3 trial with oral solithromycin in December 2012. In October 2012, we reported results from our Phase 1 trial for the IV formulation of solithromycin in which we demonstrated that IV solithromycin demonstrated good systemic tolerability, showed a favorable pharmacokinetic (PK) profile and achieved relevant plasma concentrations. Based on this study, we have selected a therapeutic dose of 400 mg administered once daily for up to seven days for the Phase 3 IV-to-oral step down trial. We plan to finalize the overall development program for solithromycin for CABP with the FDA at our end of Phase 2 meeting for solithromycin, which we expect will occur in the first half of 2013 and to initiate the IV to oral trial in the second half of 2013, subject to available resources.

In addition, we are studying solithromycin for the treatment of bacterial urethritis, including uncomplicated gonorrhea. The current standard of treatment for gonorrhea is a single intramuscular injection of ceftriaxone. Until recently, cefixime (Suprax) had been recommended for oral treatment of patients as well as for treatment of their potentially infected partners. However, as of August 2012, the Centers for Disease Control, or CDC, no longer recommends cefixime for the treatment of gonorrhea, which leaves no oral treatment option. In our preclinical studies, solithromycin has demonstrated in vitro activity against most drug-resistant gonococcal bacteria. In our Phase 2 open-label study begun in June 2012 and that, as of the date of this report, has enrolled 28 patients with suspected gonococcal infection, a single oral dose of solithromycin was administered. In October 2012, we reported that the primary endpoint of bacterial eradication as measured by conversion from positive baseline urethral or cervical cultures to negative at seven days was achieved in 100% of evaluable patients (22 patients with positive baseline cultures). Pharyngeal and rectal gonococcal infections were also cleared in this study. Because this is a second indication for which we intend to seek regulatory approval, we anticipate that a single Phase 3 trial in bacterial urethritis/cervicitis (primarily gonorrhea), will be sufficient for FDA approval for this indication.

Taksta

Taksta is an oral therapy that we are developing in the U.S. for the treatment of prosthetic joint infections, which are frequently caused by staphylococci, including S. aureus, MRSA, coagulase negative staphylococci and other Gram-positive bacteria. Taksta is a novel and proprietary dosing regimen of fusidic acid, which is an approved antibiotic that has been sold by Leo Laboratories, Ltd. primarily for staphylococcal infections, including skin, soft tissue and bone infections, for several decades in Europe and other countries outside the U.S. and has a long-established safety and efficacy profile. We believe Taksta has the potential to be used in hospital and community settings on both a short-term and chronic basis. Since prosthetic joint infection is primarily treated with a combination of IV and oral drugs, we believe that Taksta would enable out-patient treatment of many patients who would otherwise require hospitalization, which we also believe would provide pharmacoeconomic advantages, be well received by doctors and be more convenient for patients. We have filed a patent application for our proprietary dosing regimen which has been shown with pharmacodynamics experiments to limit resistance development. In addition, fusidic acid is eligible for market exclusivity under the Drug Price Competition and Patent Term Restoration Act, also known as the Hatch-Waxman Act. If approved for prosthetic joint infections, Taksta could be eligible for orphan drug status in the U.S., which would provide seven years of market exclusivity. Taksta would also be eligible for an additional five years of exclusivity based upon the Generating Incentives for Antibiotics Now, or GAIN Act, since MRSA is listed in the law as a qualified infectious disease pathogen. Therefore, Taksta could qualify for as much as 12 years of exclusivity in total. Taksta also could receive additional six months exclusivity if approved for pediatric indications.

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

In 2010, we successfully completed a Phase 2 clinical trial with Taksta in ABSSSI patients. In this trial, the Taksta loading dose regimen demonstrated efficacy, safety and tolerability that was comparable to linezolid. Like ABSSSI, prosthetic joint infections are often caused by S. aureus, including MRSA. In December 2012, we initiated a Phase 2 trial of Taksta in patients with prosthetic joint infections.

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

Antibiotic resistance is primarily caused by genetic mutations in bacteria selected by exposure to antibiotics where the drug does not kill all of the bacteria. In addition to mutated bacteria being resistant to the drug used for treatment, many bacterial strains can also be cross-resistant, meaning that the use of a particular treatment to address one kind of bacteria can result in resistance to other kinds of bacteria as well as to other antibiotics. As a result, the effectiveness of many antibiotics has declined, limiting physicians’ options to treat serious infections and creating a global health issue. For example, it is estimated that in the U.S. 44% of pneumococci, the primary pathogen involved in respiratory tract infections, are resistant to azithromycin and other macrolides commonly used to treat them. Antibiotic resistance has a significant impact on mortality and contributes heavily to health care system costs worldwide.

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

The FDA has issued proposed guidelines for CABP that impact the development of new antibiotics by recommending certain protocol elements, measures and endpoints for clinical trials. Recent public FDA discussions have evolved toward requiring that new drugs demonstrate non-inferiority to the current standard of care for the disease to be treated, within a predetermined non-inferiority margin. We believe the FDA guidance is helpful in clarifying the regulatory pathway for our product candidates and, given the data that we have gathered to date on our product candidates, reinforces our belief that our product candidates can establish non-inferiority while also demonstrating efficacy against susceptible and resistant bacterial strains and improved safety. Our clinical trials for solithromycin have been designed with these guidelines in mind.

Solithromycin

Overview

We are developing solithromycin, a fourth generation macrolide, to treat respiratory tract infections, including CABP and also for treating bacterial urethritis. Traditionally, macrolides have been among the most commonly prescribed drug for respiratory tract infections because of their combination of spectrum of activity, safety for use in adult and pediatric patients, tissue distribution and activity against intracellular pathogens, pharmacokinetics allowing use in oral and IV formulations, and anti-inflammatory properties. However, the effectiveness of macrolides for treating serious respiratory tract infections such as CABP has declined due to resistance issues related to earlier generations of macrolides. We believe our clinical and pre-clinical results suggest that solithromycin retains and improves on the benefits of, and overcomes the shortcomings of, earlier generation macrolides.

Solithromycin Market Opportunity

We are developing solithromycin in both oral and IV formulations initially as a treatment for CABP, which is a respiratory tract bacterial infection acquired outside of a hospital setting. Respiratory tract infections can range from severe diseases such as pneumonia (CABP), to similar infections of the respiratory tract such as pharyngitis (which is usually referred to as strep throat), bronchitis, chronic sinusitis and middle ear infections (which are especially common in children). CABP is one of the most common serious infectious diseases of the respiratory tract and is the most frequent cause of death due to bacterial infections. There are 1.6 million fatal cases of pneumococcal disease annually worldwide which is more than the deaths caused annually by breast or prostate cancer. There are approximately five to six million cases of CABP in the U.S. every year, approximately one million of which require hospitalization. Typical bacteria that cause CABP include Streptococcus pneumoniae, Haemophilus influenzae, and Moraxella catarrhalis. These three bacteria account for approximately 85% of CABP cases. Other organisms may be involved in CABP and include Legionella pneumophila, S. aureus, Chlamydophila pneumoniae and Mycoplasma pneuomoniae.

Many respiratory tract infections, including CABP, involve multiple bacteria. The routine diagnostic tests available to a physician can only identify a pathogen in 10% to 25% of cases and that diagnosis can take several days. Since infections can be serious and potentially life threatening, physicians cannot delay treatment while waiting for the results of these diagnostic tests to identify the pathogens involved in the disease. As a result, physicians seek to begin treatment with the antibiotic or combination of antibiotics that has the broadest activity against the bacteria thought to be causing the infection.

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

In recent years, the effectiveness of earlier generation macrolides, including azithromycin, to treat serious infections such as CABP has declined due to resistance issues. The most recently approved macrolide, telithromycin (Ketek), has seen limited use because of serious side effects. For these reasons, fluoroquinolones, such as levofloxacin, now are commonly used for serious CABP infections. Although levofloxacin is efficacious, it has serious side effects including C. difficile enterocolitis, tendonitis, hepatotoxicity and central nervous system effects. Beta-lactams, such as cephalosporins, which are commonly used in CABP, also have limitations, including limited coverage against several important bacteria such as Legionella and Mycoplasma. In addition, the newer cephalosporins can only be administered intravenously, which is a disadvantage if the patient does not need to be hospitalized or needs step-down oral therapy to enable treatment on an out-patient basis. The American Thoracic Society, or ATS, and the Infectious Diseases Society of America, or IDSA, recommend a macrolide together with a beta-lactam (such as a cephalosporin) to treat CABP. Alternatively, ATS and IDSA recommend physicians treat CABP with fluoroquinolones. The recommended combination of a macrolide with a beta-lactam has been shown to enhance survival; when a macrolide is not used, an increase in mortality has been shown.

We believe that the initial market acceptance of Ketek, which, according to IMS Health, in 2005, its first full year after FDA approval, generated 3.4 million prescriptions and $193 million in sales in the U.S., demonstrates the potential for a new macrolide therapy. However, soon after its U.S. approval in 2004, Ketek was found to cause reversible visual disturbances, loss of consciousness, exacerbate myasthenia gravis (a neurological disorder characterized by improper muscle regulation) and cause liver toxicity resulting in liver failure. Ketek was withdrawn in 2007 for use in all infections other than CABP, and as a result, the large market predicted for Ketek has not developed. While Ketek is a macrolide, solithromycin has a different chemical structure from Ketek, and therefore we believe is not likely to have the safety issues associated with Ketek. Our research, which was published in a peer-reviewed article in Antimicrobial Agents and Chemotherapy, suggests that pyridine, a chemical component of Ketek, is the agent that causes liver toxicity and other problems associated with Ketek. solithromycin and older generation macrolides, including azithromycin and clarithromycin, do not have a pyridine component and have not been observed to cause the serious side effects associated with Ketek. We believe that solithromycin has the potential to be more successful than Ketek if our Phase 3 trials confirm the efficacy and safety profile demonstrated in our previous trials.

As a result of the limitations of current therapies for CABP, we believe there is an opportunity to introduce a next generation macrolide that is more potent and effective against bacteria that are resistant to older generations of macrolides, while retaining the traditional safety and anti-inflammatory properties that macrolides are known to exhibit. To date, our Phase 1 and Phase 2 clinical trials have demonstrated that solithromycin is potent and effective against resistant bacteria and is well tolerated, with no serious adverse events. We also believe that developing IV and oral formulations will provide flexibility to physicians to treat patients according to the severity of their disease and transition some patients from IV to oral, enabling them to leave the hospital sooner. If approved by the FDA, solithromycin would be the first macrolide approved with both IV and oral formulations since azithromycin was approved 20 years ago.

In addition to CABP, there is a large public health need for a new and effective oral treatment for treating bacterial urethritis. Resistance has emerged to cefixime, which is the only remaining oral therapy for gonococci infections, such as bacterial urethritis. Our preclinical data suggests that solithromycin is active against most bacterial pathogens known to be involved in bacterial urethritis including gonococci, chlamydia and mycoplasma. The CDC and key opinion leaders have expressed the need for an oral antibiotic as a replacement for cefixime because of resistance development. The development of solithromycin for bacterial urethritis would present an additional market opportunity for solithromycin and all of the patient data gathered in any trials would also contribute to the safety data base for CABP development.

Key Attributes of Solithromycin

We believe the following key attributes of solithromycin will make it a safe and effective treatment for CABP and bacterial urethritis.

Solithromycin has demonstrated a favorable safety and tolerability profile. Solithromycin has been tested in over 490 subjects in our Phase 1 and 2 clinical trials and has been shown to be safe and well tolerated to date. There were no clinically significant laboratory abnormalities in the Phase 1 trials. In the Phase 2 trial, there were fewer adverse events compared to levofloxacin, none of which required the patient to prematurely discontinue treatment with solithromycin, and no serious adverse events determined by the investigator to be related to solithromycin. Patients in our single and multi-dose Phase 1 IV trial showed no clinically significant liver enzyme changes associated with solithromycin at the selected therapeutic doses, indicating no liver toxicity. Additionally, in this study solithromycin did not produce dose-limiting nausea or vomiting, or effect the heart, which are common side effects of other macrolides.

Solithromycin has demonstrated comparable efficacy to the current standard of care. In our Phase 2 trial in 132 CABP patients comparing the oral formulation of solithromycin to levofloxacin, solithromycin successfully demonstrated efficacy comparable to levofloxacin. In addition, solithromycin has been highly effective in a Phase 2 trial of bacterial urethritis.

Solithromycin is potent against a broad range of bacteria and has excellent tissue distribution and intracellular activity. In pre-clinical studies, solithromycin was shown to be generally eight to 16 times more potent against respiratory tract bacteria in vitro than azithromycin as well as retains activity against azithromycin resistant strains. These pre-clinical studies also showed that solithromycin is potent against many bacteria that are resistant to levofloxacin and other fluoroquinolones. In addition to respiratory tract infections, solithromycin is active against bacteria causing other types of infections such as urethritis, malaria, and tuberculosis. solithromycin has demonstrated activity against bacterial strains that are not susceptible to older generations of macrolides. In pre-clinical studies, solithromycin has demonstrated a longer post-antibiotic effect, meaning that after exposure to solithromycin, bacteria take longer to regrow than after exposure to other macrolides, supporting the potential for once-daily dosing. Solithromycin has also demonstrated excellent organ and tissue distribution and intracellular activity, addressing not only bacteria located in the blood but also in organs and cells in which they multiply. Bacteria therefore cannot escape from the action of the drug. As a result of its potency, spectrum of activity and pharmacokinetic and pharmacodynamic properties, we believe that solithromycin could eventually be used as a monotherapy for the treatment of CABP.

Solithromycin has a greater ability to fight resistant bacteria and to overcome resistance development due to its chemical structure. Solithromycin has a unique structure that binds to bacterial ribosomes in three sites while earlier generation macrolides have only one or two binding sites. Therefore, bacteria must mutate at three sites on the ribosome to become resistant to solithromycin. To date, we have seen no resistance to solithromycin in our clinical trials, and resistance was rare in our pre-clinical studies.

Solithromycin has the potential for IV, oral and suspension formulations. We are developing oral and IV formulations to allow patients with severe CABP to be treated in both hospital and out-patient settings. Providing both the IV and oral formulations will enable IV-to-oral step-down therapy. We believe this would be more convenient and cost-effective for patients and provide pharmacoeconomic advantages to health care systems. We intend to develop a suspension formulation for treating bacterial infections in the pediatric population.

Solithromycin has improved anti-inflammatory qualities. In CABP and other bacterial infections, the body’s immune response to the bacteria results in inflammation and tissue damage, which worsens symptoms. In addition to their antibacterial effects, macrolides also have anti-inflammatory properties which help patients feel better earlier. Our pre-clinical data suggest that solithromycin could have significantly greater anti-inflammatory properties than azithromycin and clarithromycin, which are used to treat patients with cystic fibrosis, or CF, and chronic obstructive pulmonary disease, or COPD, primarily for their anti-inflammatory properties.

Clinical Data

Phase 2 Oral Trial. We successfully completed a Phase 2 trial of the oral formulation of solithromycin in the third quarter of 2011. The trial was a randomized, double-blinded, multi-center study to evaluate the efficacy and safety of oral solithromycin compared to oral levofloxacin in 132 patients with CABP. Levofloxacin, which is a respiratory fluoroquinolone, is the current standard of care and widely prescribed for the treatment of CABP. Patients were randomized to receive solithromycin or levofloxacin for five days. solithromycin patients received once-daily dosing of 800 mg on Day 1 and 400 mg on Days 2 through 5. Patients randomized to levofloxacin treatment received the standard dosing regimen of 750 mg per day for five days. The trial compared clinical success rates and safety and tolerability parameters for solithromycin and levofloxacin. The primary outcome measure was continued improvement or complete resolution of baseline signs and symptoms in the intent to treat, or ITT, and the clinically evaluable, or CE, populations at the Test of Cure, or TOC, visit, which was completed five to 10 days after the last dose of the drug.

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

Solithromycin demonstrated comparable efficacy to levofloxacin. The clinical response rate in the ITT population was 84.6% for solithromycin and 86.6% for levofloxacin. Similarly, clinical response rates for solithromycin and levofloxacin in the mITT and ME populations were well balanced (77.8% vs. 71.4% and 80.0% vs. 76.9%, respectively). The clinical response rates at TOC for the ITT, CE, mITT and ME populations are presented in Table 1.

Table 1. Solithromycin Oral Phase 2 Results: Clinical Response at Test of Cure (Days 5 to 10 after Last Dose).

Population	Clinical Response	Solithromycin 800/400 mg once daily No. of patients (%)	Levofloxacin 750 mg once daily No. of patients (%)
ITT	Number of patients	65	67
	Success	55 (84.6)	58 (86.6)
	95% Confidence Interval	(73.5-92.4)	(76.0-93.7)
	Failure(1)	10 (15.4)	9 (13.4)
	Failure	9 (13.8)	7 (10.4)
	Indeterminate	1 (1.5)	2 (3.0)
CE	Number of patients	55	58
	Success	46 (83.6)	54 (93.1)
	95% Confidence Interval	(71.2-92.2)	(83.3-98.1)
	Failure	9 (16.4)	4 (6.9)
mITT	Number of patients	18	14
	Success	14 (77.8)	10 (71.4)
	95% Confidence Interval	(52.4-93.6)	(41.9-91.6)
	Failure(1)	4 (22.2)	4 (28.6)
	Failure	3 (16.7)	4 (28.6)
	Indeterminate	1 (5.6)	0 (0.0)
ME	Number of patients	15	13
	Success	12 (80.0)	10 (76.9)
	95% Confidence Interval	(51.9-95.7)	(46.2-95.0)
	Failure	3 (20.0)	3 (23.1)

(1)	Includes clinical response of failure and indeterminate.

In the CE population, the numerical success rate was higher in the levofloxacin arm (93.1%), with broadly overlapping confidence intervals. This in large part is due to exclusion of a larger number of failure patients from the levofloxacin arm and exclusion of treatment successes from the solithromycin arm on the basis of pre-established study criteria including validation of key inclusion and exclusion criteria and the completion of key visits and assessments.

Under the proposed FDA guidance for the conduct of CABP clinical trials, drug developers will be required to assess early responses to therapy as a primary endpoint. Therefore, we assessed markers of clinical success at the Day 3 visit. A clinical response was achieved if a patient was clinically stable and had experienced an improvement in severity without worsening in any of these signs or symptoms. The early clinical response rate in the ITT population was 72.3% for solithromycin patients, and 71.6% for levofloxacin patients.

Safety was an important focus of this Phase 2 trial. In the trial, patients receiving levofloxacin reported more adverse events and severe adverse events than solithromycin patients. There were 19 patients (29.7%) in the solithromycin group with treatment emergent adverse events, or TEAE, compared with 31 patients (45.6%) in the levofloxacin group. There were no patients in the solithromycin group that discontinued the study due to a TEAE as compared to six patients (8.8%) in the levofloxacin group. The overall incidence of TEAE was greater in the levofloxacin arm, at all degrees of severity. Notably, gastrointestinal disorders, including abdominal discomfort, nausea, and vomiting, all occurred with greater frequency among levofloxacin recipients. The results are summarized in Table 2 below.

Table 2. Solithromycin Oral Phase 2 Results: Treatment-emergent Adverse Events with 2% Incidence in Any Treatment Group.

By System/Organ	Solithromycin 800/400 mg once daily (No. of patients, n=64)			Levofloxacin 750 mg once daily (No. of patients, n=68)
	Mild n (%)	Moderate n (%)	Severe n (%)	Mild n (%)	Moderate n (%)	Severe n (%)
Subjects with at least one TEAE	10 (15.6)	6 (9.4)	3 (4.7)	14 (20.6)	11 (16.2)	6 (8.8)
Gastrointestinal Disorders	5 (7.8)	4 (6.3)	0 (0.0)	11 (16.2)	5 (7.4)	0 (0.0)
Musculoskeletal and Connective Tissue Disorders	2 (3.1)	3 (4.7)	0 (0.0)	2 (2.9)	1 (1.5)	0 (0.0)
Nervous System Disorders	3 (4.7)	2 (3.1)	1 (1.6)	5 (7.4)	2 (2.9)	1 (1.5)

In addition to TEAEs, the trial also recorded serious adverse events, which are adverse events of particular severity that, among other defining criteria, might result in hospitalization or threaten overall health or survival. There were nine patients who experienced one or more serious adverse events during the study, two solithromycin recipients and seven levofloxacin recipients. The study site trial investigator determined that both of the serious adverse events reported in solithromycin recipients were unrelated to solithromycin, while one of the seven reported in levofloxacin recipients was unrelated to levofloxacin.

Patients treated with solithromycin had no drug-related clinically significant liver toxicities and reported no visual adverse events. Severe liver toxicities and visual disturbances led the FDA to require the drug label for Ketek to include a strengthened warning section regarding specific drug-related adverse events and contributed to Ketek being withdrawn for the treatment of all infections other than CABP.

Phase 1 IV Trial. The objective of our Phase 1 IV trial for solithromycin was to demonstrate safety and tolerability as well as to select the therapeutic dose after IV administration for our planned second Phase 3, IV to oral step down trial. We tested escalating IV doses of 25 mg, 50 mg, 100 mg, 200 mg, 400 mg, 800 mg and 1000 mg administered as single doses or 200, 400, 600 and 800 mg doses administered once daily for seven days. Patients were randomized into solithromycin and placebo arms. In the trial, the most common adverse events, or AEs, were general disorders and administration site conditions related to infusion discomfort or pain. Our Phase 1 trial also tested infusion solutions designed to minimize injection site pain. No AEs were reported in any of the studies that resulted from clinically significant changes in physical examinations, vital signs, or ECG data. In healthy subjects who received repeat-dose IV solithromycin (200, 400, or 800 mg QD for up to seven days) in the Phase 1 study 20% had asymptomatic and reversible ALT elevations. One subject, who received three daily doses of 800 mg, had a reversible and asymptomatic Grade 4 ALT elevation without bilirubin elevation. These ALT elevations were reversible and not associated with symptoms, bilirubin elevation or cholestasis. No loss-of-consciousness, myasthenia exacerbations, or visual disturbances were observed. Among patients receiving repeated doses of 400 mg daily for up to seven days, no clinically significant systemic adverse events were observed, except injection site pain in some subjects. In addition, the desired PK profile was achieved, with clinically relevant mean peak solithromycin concentrations of 4 micrograms/mL. Modeling of the PK data suggest that initial intravenous dosing with 400 mg once-daily, with a switch to oral administration when clinically appropriate to the same dose as in the oral program, i.e. 800 mg loading dose and 400 mg maintenance dose, will achieve concentrations of the drug that warrant its evaluation in the treatment of moderate to severe community acquired bacterial pneumonia caused by pathogens including azithromycin-resistant pneumococcus, Legionella, Mycoplasma, Moraxella, Hemophilus influenzae, and Staphylococcus aureus , including methicillin susceptible and community-acquired methicillin-resistant Staphylococcus aureus, all of which are infections that could require elevated concentrations of antibiotics. Based on this study, we have selected a therapeutic dose of 400 mg administered once daily for up to seven days for our planned Phase 3 IV-to-oral step down trial with the option of stepping down to oral treatment of solithromycin when appropriate as decided by the physician based on decreased symptoms.

Phase 1 Oral Trials. In earlier Phase 1 oral trials beginning in 2008 and continuing into 2011, 159 subjects were exposed to solithromycin. The Phase 1 trials were designed to examine the safety of solithromycin and the properties of the drug when absorbed into the bloodstream. There were no clinically relevant changes in patient laboratory values, including liver enzymes. There were very limited gastrointestinal adverse events and no dose-limiting nausea or vomiting, a common side effect of macrolides. Absorption of solithromycin into the bloodstream after oral administration was not affected by food, meaning solithromycin may be taken with or without food.

The results from our first Phase 1 dose escalation study demonstrated that doses of solithromycin from 200 mg to 600 mg had a favorable safety profile and were well tolerated in healthy subjects and that the compound’s pharmacokinetic profile was supportive of once-daily dosing. In this study, solithromycin was administered orally once-daily for seven days at 200 mg, 400 mg and 600 mg. The bioavailability of solithromycin was calculated to be 67% whereas azithromycin’s bioavailability is 38% as reported in its package insert. The concentration of solithromycin was measured in the plasma on Day 1 and Day 7. The compound showed moderate accumulation over the seven days of dosing, indicating that a loading dose regimen followed by a maintenance dose would be suitable, as has been noted with macrolides like azithromycin in the past. These blood levels were subjected to a sophisticated computer model based on efficacy studies in mouse models, which led to identifying a loading dose of 800 mg with a maintenance dose of 400 mg as the therapeutic dose. At these doses solithromycin is expected to be clinically effective against 99.99% of pneumococci with a minimum inhibitory concentration, or MIC, of 2 µg/ml or less, while no pneumococcal strains with an MIC of >1 mcg/ml have been identified in any of the surveillance programs. Mild, clinically insignificant gastrointestinal side effects were the most common adverse events observed in each dose group. Importantly, there were no clinically significant adverse events.

In CABP, the lung is the target organ where pathogens replicate. Therefore, in the first quarter of 2010, we conducted a Phase 1 pharmacokinetic study of solithromycin in 31 healthy human volunteers to measure the concentration of solithromycin in the epithelial lining fluid, or ELF, and in alveolar macrophages, or AM, compared to the concentration in plasma. After five days of dosing (400 mg per day, without loading), we performed bronchoalveolar lavage (BAL), a medical procedure to collect fluid and cells in the lung. BAL analysis was performed in groups of six at 3, 6, 9, 12 or 24 hours following the last solithromycin dose on Day 5, and solithromycin concentrations were measured in each of the ELF, AM, and plasma. The concentration of solithromycin in ELF was 10 times that of plasma and in AM it was 100 times that of plasma. As shown in Table 3, solithromycin’s drug levels are higher than those achieved by azithromycin and solithromycin reaches the site of infection at concentration levels several fold in excess of the levels necessary to kill the relevant bacteria according to our pre-clinical studies. Higher drug levels also inhibit bacterial regrowth and resistance development during intervals between dosages.

Table 3: Solithromycin Oral Phase 1 Results: Pulmonary Levels of Solithromycin and Azithromycin at Time of BAL.

Antibiotic	Dose	Plasma Cmax (µg/mL)	ELF Cmax (µg/mL)	AM Cmax (µg/mL)
Solithromycin	400 mg qd/5 d	0.7	7.6	102
Azithromycin(1)	500 mg qd/1 d; 250 mg qd/4 d	0.1	2.2	57

(1)	Zithromax Prescribing Information with loading dose of 500 mg on Day 1 followed by 250 mg daily for four days, Foulds, et.al., 1990.

We also conducted three drug-drug interaction studies in 2010 and 2011 in which solithromycin was co-administered with rifampin, midazolam or ketoconazole to test its effects on these drugs. These studies have been successfully concluded and the data confirm that solithromycin’s interactions with CYP3A4, an enzyme in the liver that metabolizes a number of drugs, are consistent with older macrolides’ interactions with CYP3A4.

Phase 2 Trial in Gonorrhea. Emerging resistance to available therapies, including oral and injectible cephalosporins and azithromycin, has resulted in an urgent medical need for new therapies for gonorrhea. Solithromycin, a new fourth generation macrolide with three ribosomal binding sites, has greater in vitro potency against gonococci than azithromycin and is active against most azithromycin- and cephalosporin-resistant strains. We have completed a phase II study to evaluate the efficacy and safety of single-dose oral solithromycin for treatment of patients with gonorrhea. Patients with suspected Neisseria gonorrhoeae infection were enrolled. Consenting eligible patients received a single oral dose of 1200 mg solithromycin. All patients were cultured for N. gonorrhoeae in the urethra/cervix, rectum, and pharynx at enrollment and Day 7. The primary outcome was bacterial eradication as measured by conversion from positive N. gonorrhoeae baseline urethral or cervical culture to negative at Day 7. Secondary outcomes included eradication of rectal or pharyngeal gonorrhea. In October 2012, we reported that gonococcal eradication rates in 22 evaluable patients (of 28 patients enrolled at that time) who had culture proven gonorrhea, were 100% (22/22) for urethral/cervical infections. Eradication rates were also 100% for rectal (2/2) and pharyngeal (5/5) infections. Susceptibility data from 25 isolates show the median MIC (range) for solithromycin was 0.06 µg/mL (0.015–0.125). Solithromycin was generally well-tolerated, with mild gastrointestinal AEs common (86%; 24/28). The most common AE was mild diarrhea (61%; 17/28) followed by mild nausea (32%; 9/28). Based on these results, a single 1200 mg dose of solithromycin appears to be well tolerated and effective in eradicating N. gonorrhoeae. Since 100% efficacy was achieved with 1200 mg, we are continuing to test 1000 mg to determine the optimum effective dose.

Pre-Clinical Data

Our pre-clinical studies support four of the key attributes of solithromycin: potency against a broad range of bacteria, potential to have a low incidence of resistance, intracellular activity and anti-inflammatory qualities associated with macrolides.

Potency. We have extensively studied solithromycin’s in vitro activity and potency against a variety of respiratory and non-respiratory bacteria. solithromycin was tested against clinical isolates including pneumococci, Hemophilus, Legionella, Moraxella, Chlamydia, Neisseria, beta-hemolytic streptococci, Mycoplasma, S. aureus (including MRSA), coagulase negative staphylococci, enterococci and many other bacteria. These studies found that solithromycin exhibited two to four times greater potency compared to Ketek, and superior potency compared to other macrolides against most bacteria causing CABP. In another study, solithromycin demonstrated superior activity against several serotypes of Legionella pneumophila compared to other macrolides, particularly erythromycin and azithromycin, which are commonly used to treat Legionellosis. Legionella are atypical bacteria and are not susceptible to penicillins and cephalosporins commonly used to treat CABP, but are susceptible to fluoroquinolones such as levofloxacin. The results of these studies are presented in Table 4 below. Potency against a panel of bacterial strains is measured by MIC90, which refers to the concentration needed to inhibit the growth of 90% of a panel of bacterial strains isolated from patients. A lower MIC90 indicates greater potency against a particular bacterium.

Table 4. Solithromycin Pre-Clinical Data: Solithromycin in vitro Activity Against CABP Bacteria.

Organism (# strains tested)	Solithromycin MIC90 (µg/ml)	Azithromycin MIC90 (µg/ml)	Levofloxacin MIC90 (µg/ml)	Amox/Clav MIC90 (µg/ml)
Streptococcus pneumoniae (150)	0.25	>16	1.0	>8
Streptococcus pyogenes (100)	0.03	>16	1.0	0.25
Hemophilus influenzae (100)	2	2	0.12	2.0
Legionella pneumophila (30)	0.015	2	0.5	NE
Mycoplasma pneumoniae (36)	0.000125	0.0005	0.5	NE
Chlamydophila pneumoniae (10)	0.25	0.125	NT	NE

NE = Not effective, as the target of these antibiotics do not exist in these pathogens.

NT = Not tested.

Resistance. Solithromycin was tested against pneumococcal strains that have become resistant to older macrolides as a result of mutations called erm(B), mef(A), a combination of erm(B) with mef(A), and L4 mutations. As shown by the in vitro potency data in Table 5 below, solithromycin was active against all tested pneumococcal strains that are resistant to older macrolides.

Table 5. Solithromycin Pre-Clinical Data: MIC50 and MIC90 Values (µg/ml) of Pneumococci with Defined Macrolide-Resistant Mechanism.

Drug	erm(B) (54)		mef(A) (51)		erm(B) + mef(A) (31)		L4 mutations (27)
	MIC50	MIC90	MIC50	MIC90	MIC50	MIC90	MIC50	MIC90
Solithromycin	0.03	0.5	0.03	0.125	0.125	0.25	0.06	0.125
azithromycin	>64	>64	4	8	>64	>64	>64	>64
telithromycin	0.06	1	0.125	0.25	0.5	1	0.125	0.25
clindamycin	>64	>64	0.06	0.06	0.06	>64	0.06	0.125
amox/clav	0.5	8	0.125	2	2	8	4	8
levofloxacin	1	2	1	2	1	16	1	2
penicillin G	1	4	0.125	4	2	4	4	16

The ability to become resistant to solithromycin was analyzed by exposing eight pneumococcal bacterial strains from the above study to solithromycin. Only one strain which was already resistant to the older macrolides and were erm and mef strains developed a high-level resistance to solithromycin and only after 18 passes. This suggests that selection of resistant strains would be infrequent and additional mutations are necessary for resistance to develop to solithromycin.

We also tested a number of Group A beta-hemolytic streptococci that have become resistant to older macrolides. The data indicate that solithromycin is active against these organisms, which have different mechanisms of resistance, including erm(B), mef(A) and erm(A). The frequency of resistance was low at <10-10, but importantly there was no cross-resistance with these organisms once they had become resistant to older macrolides. Solithromycin is active against all these resistant strains. While the strains are resistant to older generations of macrolides, no strains resistant to solithromycin could be isolated after 50 transfers in a growth medium containing solithromycin.

We have continued to study global susceptibility and resistance patterns against relevant pathogens in CABP and tested solithromycin against pathogens collected in 2011 from respiratory tract infections. Solithromycin displayed coverage against 100.0% of S. pneumoniae strains (2,418 strains collected from the U.S. and Europe) at ≤1 µg/mL (a level which is achievable in the plasma and tissues). The MIC90 against S. pneumoniae was 0.12 µg/mL in these studies. Resistance rates in the U.S. to macrolides have been noted to increase from previous results to 44% in 2012. The activity of solithromycin against other respiratory tract associated pathogens, such as H. influenzae and M. catarrhalis, was stable during four consecutive surveillance years (2008-2011). We believe this confirms that solithromycin could be a promising antibiotic for treatment of bacterial pathogens causing respiratory tract and other infections.

Intracellular Activity. Bacteria that cause infections can be inside cells or in tissue. During treatment if the antibiotic does not penetrate into tissues and cells, the bacteria can escape the effect of the antibiotic. Consequently, it is important that antibiotics be distributed from the blood to the tissues and intracellularly. Macrolides have been known to be effective against intracellular bacteria, which is one of their advantages. solithromycin accumulates to concentrations that are several times higher than azithromycin, as shown below in Figure 1a, and the intracellular drug is potent against intracellular bacteria and is more active than azithromycin in killing intracellular pathogens such as Legionella pneumophila as shown in Figure 1b.

Figure 1a: Concentration after Exposure of Macrophages to Azithromycin and Solithromycin in Macrophages	Figure 1b: Killing of Legionella Located Intracellularly by Azithromycin and Solithromycin

Anti-Inflammatory Properties. We conducted studies comparing solithromycin’s anti-inflammatory properties to older macrolides. solithromycin was more effective than the older macrolides in decreasing the production of cytokines, which are cell-signaling molecules involved in the process of inflammation. Reduction of cytokine activity would be expected to reduce inflammation and resulting tissue damage. Thus, solithromycin is expected to be effective in eradicating the infecting bacteria and reducing the inflammation resulting from the infection, which should result in a faster recovery. Older generation macrolides have also been used in the treatment of diseases like late-stage COPD and CF because of their anti-inflammatory properties. Our pre-clinical data suggest solithromycin could also be used in the treatment of these diseases.

In addition, investigators at the University of North Carolina, Chapel Hill, through funding from the National Institute of Allergy and Infectious Diseases, or NIAID are for studying solithromycin’s mucin inhibitory properties and ability to restore lung physiology in cystic fibrosis model systems.

Planned Clinical Trials

We have initiated our pivotal trial program, which we believe will require two Phase 3 trials, including one trial with oral solithromycin and one trial with IV solithromycin stepping down to oral solithromycin for the approval of both IV and oral products under one NDA. The FDA’s Anti-Infective Drugs Advisory Committee (AIDAC) convened in November 2011 to review anticipated changes in guidance to the industry for conducting clinical trials for CABP. The proposed guidance follows several FDA advisory meetings as well as recommendations of an independent advisory body called the FNIH that involved industry and academic infectious disease physicians. According to the newly proposed guidelines, the primary endpoint for Phase 3 CABP trials will be clinical success at an early timepoint (Day 3-5 post study drug initiation). Clinical success is defined as improvement in at least two of the following symptoms: cough, shortness of breath, chest pain, and sputum production, without worsening in any other symptom. The proposed guidelines also clarify the patient population required for these trials by specifying the percent of patients to be enrolled based on the severity of their disease. For example, the new guidelines specify that up to 50% of patients in oral CABP trials can have moderate CABP, with the remainder having more severe disease. IV CABP trials can have up to 25% of patients with moderate CABP while the rest must have more severe CABP. For those seeking FDA approval by establishing non-inferiority, the guidance specifies that companies conduct adequate and well controlledPhase 3 CABP trials, with a requirement to demonstrate non-inferiority in early clinical response rate (in comparison to the comparator drug) in the Intent-to-Treat population of each study, using a 10% non-inferiority margin. In addition, non-inferiority must be demonstrated in the pooled (across both studies) microbiological-Intent-to-Treat population. We have designed our Phase 3 trial program to meet these FDA guidelines. For our Phase 3 trial for oral solithromycin, we requested and were allowed to include Mycoplasma pneumoniae, a CABP pathogen, within the mITT and ME scores. We also requested and were allowed to use PCR based rapid diagnostics for CABP pathogens (Curetis) to support our mITT and ME data. The study was initiated in the fourth quarter of 2012.

The Phase 3 trials will be randomized, double-blinded studies conducted against a comparator drug agreed upon with the FDA, for which we will have to show non-inferiority from an efficacy perspective and acceptable safety and tolerability. Using feedback received from the FDA, we began the Phase 3 trial with oral solithromycin in December 2012. We expect to receive top line data for that trial in the first half of 2014.

In October 2012, we reported results from our Phase 1 trial for the IV formulation of solithromycin in which we demonstrated that IV solithromycin was well tolerated, showed a favorable pharmacokinetic (PK) profile and achieved relevant plasma concentrations. Based on this study, we have selected a therapeutic dose of 400 mg administered once daily for up to seven days for the Phase 3 IV-to-oral step down trial. We are planning the second pivotal study, a Phase 3 IV-to-oral step down study for the treatment of moderate to moderately severe CABP. We plan to request, in the first quarter of 2013 an end of Phase 2 meeting with the FDA. This is a key meeting that should define the expectations for the NDA for the IV and oral formulations of solithromycin. The FDA can take up to 60 days to conduct this meeting. We plan to finalize the overall development program for solithromycin for CABP with the FDA at this meeting, which we expect will occur in the first half of 2013. We plan to initiate the trial in the second half of 2013, subject to available resources.

In addition, we intend to conduct a number of studies to support FDA approval, including a thorough QT, or TQT, study to look at cardiac effects, and studies in patients with hepatic insufficiency and renal impairment.

We are exploring the possibility for funding pediatric studies for solithromycin in a range of indications for CABP through the Biomedical Advanced Research and Development Authority, or BARDA, an agency of U.S. Department of Health and Human Services.

Solithromycin as a Treatment for Bacterial Urethritis. We have demonstrated that solithromycin has in vitro activity against a broad spectrum of pathogens that cause bacterial urethritis, including N. gonorrhoeae, Chlamydia trachomatis, Mycoplasma genitalium, Ureaplasma urealyticum etc. In our Phase 2 study, we have demonstrated to date that solithromycin is effective in treating gonococcal urethritis/cervicitis, and pharyngeal and rectal gonococcal infections. The CDC no longer recommends oral cefixime to be used in the treatment of gonorrohea and the recommended treatment is intramuscular injection of ceftriaxone. Resistance to ceftriaxone has been reported. There is no oral antibiotic currently recommended for treating gonorrhea as well as for treatment of sexual partners of infected patients. This need has become a public health crisis and the WHO and U.S. government are looking for alternative treatments. We are discussing possible grant funding opportunities with the NIAID to pursue solithromycin in a pivotal Phase 3 trial for the treatment of bacterial urethritis, primarily gonnorhea.

Potential Biodefense Application for Solithromycin. Solithromycin is active against bioterror threat pathogens such as B. anthracis, Yersinia pestis and Francisella tularensis. In order to explore the potential for its use to provide broad protection in a bioterror threat, we are exploring the possibility for funding studies on solithromycin through BARDA.

Taksta (Fusidic Acid)

Overview

Taksta, our fusidic acid product candidate, is an oral antibiotic that we are developing in the U.S. for the treatment of prosthetic joint infections, which are frequently caused by staphylococci, including coagulase-negative and coagulase-positive staphlycocci and MRSA. Fusidic acid is the only member of a unique class of antibiotics, called fusidanes, and has a mechanism of action that differs from any other antibiotic. Fusidic acid has been approved and sold for several decades in Europe and other countries outside the U.S. and has a long-established safety and efficacy profile, but has never been approved in the U.S. We have conducted in vitro tests of

Taksta’s activity against thousands of strains of S. aureus found in the U.S. and our data show that virtually all of those strains tested (99.6%) are susceptible to Taksta. In addition, we believe Taksta has the potential to be used in hospital and community settings on both a short-term and chronic basis. Our completed Phase 2 clinical study has shown Taksta to be comparably effective to linezolid, a treatment for the common skin infection S. aureus and the only oral antibiotic approved by the FDA to treat MRSA.

Taksta Market Opportunity

According to a survey of physicians conducted by Decision Resources, Staphylococcus aureus, including MRSA, is the most important pathogen of concern in patients with osteomyelitis and prosthetic joint infection. The other major pathogen involved in PJI is coagulase-negative staphlycocci. Bone infections generally begin with bacteria that reside on the skin and enter the bloodstream through breaks in the skin or mucous membrane that occur as a result of a wound or due to a surgical, medical or dental procedures. According to the IDSA, MRSA infections account for approximately 60% of skin infections seen in U.S. emergency rooms. The most common treatments for prosthetic joint infection with MRSA currently are vancomycin (available as a generic) and sometimes daptomycin (sold under the brand name Cubicin®), both of which are available only as IV formulations for systemic infections. Linezolid, which is also prescribed for prosthetic joint infections, is available in both IV and oral formulations and is the only oral antibiotic approved by the FDA for MRSA. Linezolid, however, has significant side effects, which include irreversible peripheral neuritis, or the inflammation of nerves and thrombocytopenia, or a relative decrease of platelets in blood. It is recommended that linezolid not be taken for more than 14 days without additional monitoring because of the increased possibility of these side effects. In addition, on July 26, 2011, the FDA published a drug safety communication letter regarding the use of linezolid in patients on serotonergic drugs such as SSRIs (including Prozac, Paxil and Zoloft), which are taken for depression, bipolar disease, schizophrenia and other psychiatric disorders. Given the widespread use of SSRIs and some of the other side effects associated with linezolid, we do not believe that linezolid is an option for many patients. We believe there is an opportunity to develop an oral drug that is effective against MRSA and has a safety profile that supports out-patient use, use for chronic indications and use in children.

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

The methods for the treatment for PJI are variable depending on the severity of the infection and the patient’s condition. The infected prosthesis could be saved or could be replaced. The antibiotics used to treat these infections depend on the pathogens involved. Staphylococci are the most frequently identified pathogen in PJI. IDSA has recently issued guidelines for the treatment of PJI (Osmon, et al., 2013). In almost all cases intravenous vancomycin is administered for two to eight weeks, in combination with oral antibiotics such as rifampin, ciprofloxacin, levofloxacin, cefazolin, clindamycin or Bactrim. The choice of the oral antibiotic is dependent on whether the staphylococcus is MRSA. Rifampin is commonly used as its use has been noted to have better outcome. Two-stage revision replacement of an infected prosthesis is most commonly practiced in the U.S. It has been noted that greater than 85% success could be achieved by two-stage revision versus 45% success rate if the prosthesis is retained. These results are in the U.S. where fusidic acid is not available for use. In the two-stage method of treatment, the infected prosthesis is removed, an antibiotic impregnated spacer is installed and the patient is then treated with IV vancomycin for four to six weeks. After that time, the antibiotic is stopped and after six weeks, the joint is cultured to determine if the infection is cleared and a new prosthesis is introduced. Thus, in the U.S., patients undergo at least two surgeries, several weeks of intravenous therapy, as well as oral antibiotics. In Europe and Australia, two-stage revision is less common and the strategy is to debride and treat with intravenous vancomycin and oral rifampin for one to four weeks followed by oral rifampin plus fusidic acid for three months to one to two years. Other oral antibiotics have been used with less success. In the U.S., the debride and retention method is less often used in PJI patients, but when used in these patients, chronic suppression is used for years with a combination of intravenous and oral antibiotics and the treatment is often a failure. According to Data Monitor, physicians indicate that safety is a significant factor for them in choosing antibiotic therapy for osteomyelitis and prosthetic joint infections because the population of patients receiving prosthetic joints tends to be older and the treatment duration is longer. As a result, we believe there is a significant opportunity for a treatment for prosthetic joint infection that is effective against staphylococci, including MRSA, and can be used safely on a long-term basis. Outside of the U.S., fusidic acid has been used successfully in combination with rifampin to achieve high cure rates in selected patients with prosthetic joint infections, without requiring replacement of the prosthesis. In a recent review of clinical experience at an Australian teaching hospital, as well as in the Swiss teaching hospital, treatment of staphylococcal prosthetic joint infection with debridement, prosthesis retention, and oral fusidic acid and rifampin therapy achieved an approximately 88% treatment success rate at one year.

Key Attributes of Taksta

We believe Taksta can be an effective treatment for prosthetic joint infections because of the following key attributes.

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

Taksta has demonstrated comparable efficacy to the only FDA-approved oral treatment for MRSA. In a Phase 2 trial in 155 ABSSSI patients comparing Taksta to linezolid, Taksta successfully demonstrated efficacy comparable to linezolid and confirmed its effectiveness against S. aureus and MRSA. Furthermore, in vitro data have demonstrated that Taksta has potent activity against more than 7,300 strains of S. aureus, including MRSA strains that are community-acquired MRSA, or CA-MRSA, hospital-acquired MRSA, or HA-MRSA, and other known types of MRSA. We have also conducted tests of Taksta’s activity against strains of S. aureus that are found in the U.S. and our data show that virtually all of those strains (99.6%) are susceptible to Taksta. As a result of Taksta’s broad range of activity against S. aureus, physicians could use Taksta to treat a patient with an infected wound or cellulitis without identifying the particular type of S. aureus causing the infection. Since fusidic acid has a unique structure and target, there is no known cross-resistance with other antibiotics.

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

Clinical Data

Fusidic acid has been used outside the U.S. for approximately four decades. However, fusidic acid has never been approved in the U.S. As a result, we must demonstrate that Taksta is active against current strains of staph, including MRSA, that are responsible for infections in the U.S., as well as to show that it is well tolerated at the dosing regimen that we are developing.

Phase 2 Clinical Trial. We have successfully completed a Phase 2 clinical trial in ABSSSI, comparing Taksta to linezolid, which is the only oral antibiotic approved by the FDA for treating MRSA infections. The trial demonstrated that our Taksta loading dose regimen has a favorable safety and tolerability profile with efficacy comparable to linezolid. In this study, patients were stratified by the type of infection, such as wounds and cellulitis, and, through the first 127 patients, were randomized in a 1:1:1 ratio to receive a

Taksta non-loading regimen (Taksta 600 mg twice per day which is similar to the dose practically used in the E.U.), a Taksta loading dose regimen (Taksta 1500 mg twice per day on Day 1, followed by 600 mg twice per day), or linezolid (600 mg twice per day, which is the standard approved dose), each administered for 10-14 days. After interim analysis of the initial 127 patients demonstrated comparable safety and tolerability of the two Taksta regimens, the Taksta non-loading dose regimen was dropped in favor of the Taksta loading dose regimen, which was shown to have a lower resistance profile in in vitro models, and the remaining patients were randomized in a 1:1 ratio to receive the Taksta loading dose regimen or the linezolid regimen. A total of 155 patients received either the Taksta loading dose regimen or linezolid. The loading dose followed by maintenance dose strategy was designed to ensure a higher concentration of Taksta in the bloodstream at the beginning of the treatment period to rapidly reduce the bacterial population load in an infection, thus limiting resistance development, and to then allow a reduced dose to maintain steady state levels of Taksta in the bloodstream, which increases tolerability.

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

In each trial, Taksta was shown to be generally safe and well tolerated. These trials showed that Taksta had a long plasma half-life and therefore the drug accumulates in the blood over time when administered at the same high dose daily, as evidenced by Taksta showing higher PK after the dose in the second and subsequent periods as compared to the first period. The results of the trial led to the design of the loading dose which would provide high drug levels on Day 1 followed by a steady concentration of Taksta of approximately 80 mcg/ml, which is well over 10 times the MIC90 , or the concentration level needed to inhibit 90% of staphylococci and streptococci, the two organisms most frequently found in skin infections.

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

We have continued to determine in vitro activity of Taksta against recent strains S. aureus including MRSA collected in the U.S. The activity of Taksta against S. aureus was stable over the four surveyed years (2008-2011). Taksta showed excellent activity against S. aureus 3,539 strains collected in the U.S. in 2011, including MRSA strains, with 100% of MRSA from the U.S. susceptible to Taksta. Only eight (0.2%) S. aureus strains displaying elevated Taksta MIC values (>1 µg/mL) were detected in the U.S., which likely carried acquired genes fusB and fusC that confer low level resistance (MIC, 2-8 µg/mL). These genes are usually part of plasmids that can be co-selected by other antimicrobial agents due to the presence of additional resistance genes. These results continue to demonstrate that Taksta could be a valuable alternative for the treatment of staphylococcal infections in the U.S. since the population has not been previously exposed to fusidic acid and resistance is rarely observed among endemic S. aureus. Furthermore, low S. aureus resistance rates of fusidic acid in Europe are encouraging and suggest that after many years of clinical use, fusidic acid is still a reliable option for the treatment of serious staphylococcal infections.

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

Published Ex-U.S. studies of Sodium Fusidate in the Treatment of Bone and Joint Infections. Fusidic acid has been used for more than three decades for treatment of bone and joint infections in Europe and Australia. Atkins and Gottlieb [Atkins 1999] reviewed published experience with fusidic acid in the treatment of bone and joint infections, citing its utility in the treatment of acute and chronic osteomyelitis, vertebral infection, septic arthritis, and prosthetic and other device related infections. The authors considered achievement of effective bone and joint fusidic acid concentrations a key factor in its historical efficacy in the treatment of these conditions.

We plan to use several European and Australian studies as the basis for our Phase 2 study design for Taksta for the treatment of prosthetic joint infections. The study was published in 2007 by the European Society of Clinical Microbiology and Infectious

Diseases. Between 1998 and 2003, 20 patients in St. Vincent’s Hospital, a teaching hospital in Melbourne, Australia, were treated for staphylococcal prosthetic joint infection with debridement, prosthesis retention, and IV antibiotic followed by oral fusidic acid and rifampin. Of the patients, 13 had hip joint replacements and seven had knee joint replacements. The median duration of IV treatment was 12 days, the median duration of hospitalization was 20 days and the median duration of oral treatment was 12 months. Two patients reported nausea that was severe enough to require a change of treatment. Two patients reported transient nausea, but continued treatment. No hepatotoxicity was reported. There was no evidence of treatment failure for 18 patients and 16 patients retained their original prosthesis without any evidence of infection after 26 months of follow-up. The cumulative success of treatment after one year was approximately 88%. In a retrospective study of patients with MRSA orthopedic device-related infection in Geneva University Hospitals between 2000-2008, of 41 patients with a median follow up of 391 days, 18 patients experienced treatment failure, involving MRSA persistence or recurrence (Ferry et al., 2010) while none of the 12 patients who received a rifampin-fusidic acid combination therapy followed by intravenous vancomycin and oral rifampin therapy experienced treatment failure.

Lautenbach et al. [1975] measured serum and bone fusidic acid concentrations (by agar plate diffusion methods using a susceptible bacterial strain) in 36 patients with chronic osteomyelitis during the course of therapy; bone concentrations of active drug ranged from 1 to 15 µg/g, measured at approximately nine hours after last oral dose (in most cases, 20 to 40 mg/kg/day, divided TID). Hierholzer et al. [1966, 1974] measured bone and soft tissue concentrations at three to six hours after last oral dose (500 mg TID dosing for at least five days) in a series of patients with osteomyelitis and found fusidic acid concentrations of 2 to 15 µg/g in bone and 4 to 17 µg/g in soft tissue. A second group of patients studied by the same group were administered fusidic acid (500 mg TID, orally) for five to thirteen days prior to surgery for non-infected bone disease; concentrations of fusidic acid in bone were on average up to two times higher than those observed in patients with osteomyelitis, and mean concentrations ranged from 46% to 94% of those observed in serum. Chater, et al. [1972] reported fusidic acid concentrations in bone and serum from seven adult patients treated with 500 mg TID oral fusidic acid for osteomyelitis; concentrations of fusidic acid in bone were similar to those described above, and ranged from 4% to 72% of serum concentrations, with consistently higher soft tissue concentrations (ranging from 20% to >100% of serum concentrations). In summary, oral Oral fusidic acid dosing was found to achieve drug concentrations at the infected bone and joint site that were associated with effective treatment of osteomyelitis across a number of studies.

Rifampin has emerged as a critical antibiotic in the treatment of prosthetic joint infection, attributed to its unique ability to penetrate and disperse biofilms. In a landmark study, Zimmerli and colleagues [Zimmerli 1998] demonstrated the important role of rifampin in the effective treatment of prosthetic joint infection when used in combination with initial IV therapy (vancomycin or flucloxacillin) and follow-on oral antibiotic therapy (ciprofloxacin). In that trial, patients with stable implants and a short duration of infection were effectively treated with the debride and retain strategy, with success in 100% of evaluable patients who received a three to six month course of ciprofloxacin/rifampin therapy. There were no MRSA infections in the study population. Drancourt et al. [1997] demonstrated equivalent efficacy of oral fusidic acid/rifampin to oral ofloxacin/rifampin in a randomized trial of therapy in prosthetic joint infection cases treated with the debride and retain strategy. In a third report of clinical experience with fusidic acid plus rifampin for orthopedic device related infection (comprised principally of joint prostheses and internal fixation devices), Ferry et al. [2010] reported clinical success in 12 of 12 patients. In our proposed development plan for treatment of prosthetic joint infection, Taksta will be co-administered with rifampin, which we believe will further decrease resistance development.

Planned Clinical Trials

We began an open-label Phase 2 trial of Taksta in patients with prosthetic joint infections in December 2012.

We are testing Taksta in two-stage revision treatment of PJI, as this is the standard of care in the U.S. In our study, the infected joint will be removed , a spacer inserted and intravenous vancomycin only will be used for three to four days, followed by oral rifampin and Taksta for six weeks in the study arm, while in the comparator arm, an intravenous standard of care will be continued for six weeks. After this duration, the joint will be operated on again, in which the spacer taken out and cultured to determine if the joint tissue is uninfected; the patient is left without a joint for another six to eight weeks. After that time, a new prosthesis is introduced. The primary end-point is bacteriologic cure at 12 weeks, at the time the second prosthesis is introduced. The secondary end points are retention of the joint for three to six months and safety. Long-term monitoring for infection relapse or recurrence will continue for the subsequent two years. This study is expected to be conducted in 50 patients with hip or knee PJIs, and the intent is to show non-inferiority to the standard of care for efficacy and to show that two oral drugs can replace an intravenous drug for four to six weeks of treatment. Success in this study could demonstrate a pharmacoeconomic advantage to patients, payers and hospitals, while improving the quality of life. In the future, we might perform a study in PJI patients where two-stage revision is not possible or necessary. Such a study would replicate the use of fusidic acid overseas and could provide even greater pharmacoeconomic advantages. Being an open label study, we expect to announce top line results from treated patients during the fourth quarter of 2013 and results from all treated patients in the first half of 2014.

There is no guidance document from the FDA for developing antibiotics for treating prosthetic joint infections. Therefore, while our Phase 2 study is underway, we plan to request a Type C meeting with the FDA to determine the future studies or data needed to submit an NDA and to explore if we can obtain orphan drug status for Taksta for this indication. We have completed a successful end of Phase 2 meeting with the FDA for Taksta in ABSSSI; however at this time, we do not intend to pursue Taksta as a treatment for ABSSI.

Earlier Stage Pipeline Programs

Our earlier stage programs include developing other uses for solithromycin and Taksta, as well as the development of newly discovered compounds as antibiotics and for the treatment of other diseases.

Solithromycin. In the future we may pursue secondary indications for solithromycin to treat other respiratory tract infections such as pharyngitis, sinusitis and chronic bronchitis, as well as other infectious diseases such as infections in CF patients, otitis media (middle ear infection), Helicobacter gastritis, malaria, tuberculosis, eye infections and COPD. Of these additional indications, we are currently most interested in bacterial urethritis and CF infections. In CF, the second most common bacteria that infects the lung is S. aureus, against which solithromycin has demonstrated activity. In addition, our pre-clinical work suggests that solithromycin is likely to have greater anti-inflammatory properties than azithromycin, which is commonly used in CF patients for its anti-inflammatory properties.

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

Solithromycin. The solithromycin opportunity will be maximized by having both a hospital-based sales force and a primary care sales force. We believe we could build a sales force to sell directly to the hospital market. A large pharmaceutical company with an established commercial organization may be better positioned to maximize solithromycin sales in the primary care market. There may be an opportunity to partner with a large pharmaceutical company in a manner that enables us to retain either promotion or co-promotion rights in certain markets, such as the hospital market. We believe solithromycin represents an attractive commercialization opportunity outside the U.S. and we plan to seek commercial partners in selected regions as appropriate. We also plan to conduct the necessary trials to establish the utility of solithromycin for the treatment of a broader variety of respiratory and other infections including sinusitis, bronchitis and other forms of pneumonia.

Taksta. The initial market for Taksta will be in the treatment of prosthetic joint infections. Patients with prosthetic joint infections are generally admitted to the hospital to begin antibiotic treatment and determine whether a debridement procedure that retains the prosthetic joint will be performed or whether the prosthetic joint will be removed. Following whatever procedure is necessary, patients are discharged and treated on an outpatient basis. Subject to finding a collaborative partner, the next market for Taksta would be in the U.S. in the hospital emergency department for treatment of ABSSSI infections. Both markets could also be addressed by the same hospital-based sales force we may build to sell solithromycin. Secondary markets for Taksta include dermatology, podiatry, plastic surgery and pediatrics community practices in the U.S., which may be best addressed by a larger pharmaceutical partner. We also plan, through clinical trials, regulatory filings and publications, to expand the data establishing the utility of Taksta for the treatment of a wide variety of serious infections including osteomyelitis, especially in the pediatric population.

Competition

Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. We believe that the key competitive factors that will affect the development and commercial success of solithromycin, Taksta and any other product candidates that we develop are efficacy, safety and tolerability profile, convenience in dosing, price and reimbursement. Many of our potential competitors, including many of the organizations named below, have substantially greater financial, technical and human resources than we do and significantly more experience in the discovery, development and regulatory approvals of products, and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render solithromycin, Taksta or any other product candidates that we become obsolete or non-competitive before we can recover the expenses of developing and commercializing any product candidates. We anticipate that we will face intense and increasing competition as new drugs enter the market, as advanced technologies become available and as generic forms of currently branded drugs become available. Finally, the development of new treatment methods for the diseases we are targeting could render our drugs non-competitive or obsolete.

We anticipate that, if approved, solithromycin will compete with other antibiotics that demonstrate CABP activity. These include azithromycin (sold under the brand names Zithromax and Z-PAK by Pfizer Inc. and available as a generic), clarithromycin (sold under the brand name Biaxin by Abbott Laboratories and available as a generic), moxifloxacin (sold under the brand name Avelox by Bayer AG), levofloxacin (sold under the brand name Levaquin by Johnson & Johnson and available as a generic), linezolid (sold under the brand name Zyvox by Pfizer Inc.), ceftriaxone (sold under the brand name Rocephin by F. Hoffman-La Roche Ltd and available as a generic) and ceftaroline (sold under the brand name Teflaro by Forest Laboratories, Inc.). We also are aware of various drugs under development for the treatment of CABP, including BC-3781 (under development by Nabriva Therapeutics AG and licensed to Forest Labs), delafloxacin (under development by Rib-X Pharmaceuticals, Inc.), and omadacycline/PTK-796 (under development by Paratek Pharmaceuticals, Inc.).

We anticipate that, if approved, Taksta will compete with other antibiotics that demonstrate MRSA activity. These include vancomycin, linezolid (sold under the brand name Zyvox by Pfizer Inc.), daptomycin (sold under the brand name Cubicin by Cubist Pharmaceuticals, Inc.), quinupristin/dalfopristin (sold under the brand name Synercid by Pfizer, Inc.), tigecycline (sold under the brand name Tygacil by Pfizer Inc.), and ceftaroline (sold under the brand name Teflaro by Forest Laboratories, Inc.). In addition, an NDA has recently been approved for telavancin (to be sold as Vibativ by Theravance, Inc. and Astellas Pharma, Inc.). Further, we expect that product candidates currently in Phase 3 development, or that could enter Phase 3 development in the near future, may represent significant competition if approved. These include ceftobiprole (under development by Basilea Pharmaceutica AG and approved in Canada and Switzerland), omadacycline/PTK-796 (under development by Paratek Pharmaceuticals, Inc.), NXL-103 (under development by AstraZeneca PLC), radezolid (under development by Rib-X Pharmaceuticals, Inc.), tedizolid (under development by Trius Therapeutics, Inc.), delafloxacin (under development by Rib-X Pharmaceuticals, Inc.), dalbavancin (under development by Durata Therapeutics, Inc.) and oritavancin (under development by The Medicines Company). A number of generic antibiotics are used to treat staphylococcal prosthetic joint infections, including levofloxacin, ciprofloxacin, cefazolin, trimethoprim/sulfamethoxazole (Bactrim) doxycycline, nafcillin rifampin. None of them, however, can be used in monotherapy to treat prosthetic joint infections and none of them are approved for MRSA infections.

Intellectual Property

Due to the length of time and expense associated with bringing new products to market, biopharmaceutical companies have traditionally placed considerable importance on obtaining and maintaining patent protection for significant new technologies, products and processes. solithromycin is a new chemical entity developed from the macrolide library of compounds licensed from Optimer and is covered by a series of patents and patent applications, which claim, among other things, the composition of matter of solithromycin. The original patents covering the composition of matter for fusidic acid have expired. Our proprietary position for Taksta has two bases. For prosthetic joint infections, if Taksta is the first fusidic acid product approved by the FDA, it would be a new chemical entity, or NCE, and would receive five years of data exclusivity under the Hatch-Waxman Act, which would be increased to 10 years under the GAIN Act should it be passed by Congress. If Cempra is successful in obtaining orphan drug status for prosthetic joint infections, the first exclusivity period would be extended to seven years and this period, together with the five years granted under the GAIN Act, would provide 12 years exclusivity. In addition, we expect that Taksta would also be eligible for pediatric exclusivity. For infections such as ABSSSI, we intend to rely on our loading dose regimen, which is subject to a filed patent application, the opportunity for regulatory exclusivity in the U.S. under the Hatch-Waxman Act and our exclusive supply relationship with Ercros S.A., as further detailed in “Manufacturing.”

Our success will depend in part on our ability to protect the proprietary nature of solithromycin, Taksta and our other product candidates, technology, and know-how, to operate without infringing on the proprietary rights of others, and to prevent others from infringing our proprietary rights. We seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions, and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation, and in-licensing opportunities to develop and maintain our proprietary position.

We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

Most of our portfolio consists of intellectual property that we own ourselves or that we exclusively license from Optimer. The intellectual property licensed from Optimer primarily relates to solithromycin and related compounds, and to other macrolide and ketolide compounds. Internally, we typically develop those compounds further and refine them to determine commercial applicability.

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

With respect to solithromycin and a broad group of macrolide antibiotics, our U.S. patent portfolio consists of two issued U.S. patents, U.S. Patent Nos. 7,601,695 and 8,012,943, each entitled “Novel Antibacterial Agents,” which we exclusively license from Optimer. U.S. Patent No. 7,601,695 (US ‘695) issued on October 13, 2009 and is scheduled to expire in 2025, including a Patent Term Adjustment of 330 days under 35 U.S.C. § 154(b). U.S. Patent No. 8,012,943 (US ‘943) issued on September 6, 2011, is scheduled to expire in 2024, and does not include a Patent Term Adjustment under 35 U.S.C. § 154(b). The exclusively in-licensed portfolio also includes a continuing patent application of US ‘695 and US ‘943 pending in the U.S., corresponding patent applications pending in Canada and Europe (European Patent Convention), and a patent registration that has been initiated in Hong Kong. Prosecution is ongoing in each of those patent applications. Each of the foregoing patents and applications ultimately arise from a PCT international application filed on March 5, 2004, which claims a priority benefit to U.S. provisional applications filed on March 10, 2003, and May 6, 2003.

We have also filed additional patent applications pending in the U.S., Australia, Canada, China, Europe, Israel, India, and Japan that claim related chemical compounds, morphological forms, pharmaceutical compositions, pharmaceutical formulations, methods for treating particular infections and other diseases, and/or manufacturing processes. We are seeking to develop a strategy to increase the breadth of solithromycin coverage, particularly in the U.S., Europe, and Asia, and prosecution is ongoing in each case. We have filed patent applications eligible for worldwide coverage claiming two new crystalline forms of solithromycin. In addition, we have filed patent applications eligible for worldwide coverage claiming processes for manufacturing solithromycin and related compounds from either clarithromycin or erythromycin. Those same patent applications also claim the composition of matter of various intermediates used in those processes. solithromycin and related compounds have also been described by us in U.S. and international patent applications claiming their use in (a) treating bacterial infections arising from one or more resistant bacterial strains, including bacterial strains resistant to other macrolides or ketolides, (b) biowarfare and biodefense applications, (c) treating Mycobacterium infections, including tuberculosis and Mycobacterium avium infections, (d) treating bacterial gastrointestinal diseases, and (e) treating eye infections. We have also filed U.S. and international patent applications claiming pharmaceutical compositions and pharmaceutical formulations of solithromycin and related compounds, including lyophilized forms of solithromycin, parenteral formulations of solithromycin for IV and intramuscular delivery, and topical formulations of solithromycin for ocular delivery. We have filed, or are preparing for filing, U.S. and international patent applications covering solithromycin and other macrolides and ketolides for treating diseases other than infection, including inflammatory diseases, cystic fibrosis, motilin receptor-mediated diseases and malaria to increase the breadth of coverage of other macrolides and ketolides in the U.S., Europe, and Asia.

We have engaged, and continue to engage, in research efforts to exploit the potential of the in-licensed Optimer inventions, including solithromycin and related compounds, in new therapy areas, and to discover new forms and formulations of solithromycin and related compounds. Our research efforts have indicated that solithromycin may also be useful in treating particular bacterial infections that may be considered to be generally untreatable with macrolide antibiotics, including bacterial infections arising from one or more resistant strains. In addition, alternative physical forms and alternative formulations of solithromycin and related compounds are being developed. If we are able to obtain issued patents for those forms and formulations, and the treatment methods, then we will have several years of additional coverage above and beyond the expiration of the patents covering the chemical composition of solithromycin.

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

While we pursue patent protection and enforcement of solithromycin, fusidic acid and our other product candidates, and aspects of our technologies when appropriate, we also rely on trade secrets, know-how and continuing technological advancement to develop and maintain our competitive position. To protect this competitive position, we regularly enter into confidentiality and proprietary information agreements with third parties, including employees, independent contractors, suppliers and collaborators. Our employment policy requires each new employee to enter into an agreement containing provisions generally prohibiting the disclosure of confidential information to anyone outside of our company and providing that any invention conceived by an employee within the scope of his or her employment duties is our exclusive property. We have a similar policy with respect to independent contractors, generally requiring independent contractors to enter into agreements containing provisions generally prohibiting the disclosure of confidential information to anyone outside of our company and providing that any invention conceived by an independent contractor within the scope of his or her services is our exclusive property with the exception of contracts with universities and colleges that may be unable to make such assignments. Furthermore, our know-how that is accessed by third parties through collaborations and research and development contracts and through our relationships with scientific consultants is generally protected through confidentiality agreements with the appropriate parties.

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

Collaborations and Commercial Agreements

Optimer Pharmaceuticals, Inc. In March 2006, we entered into a Collaborative Research and Development and License Agreement with Optimer, a biotechnology company focused on discovering, developing and commercializing innovative anti-infective products. Under this agreement, we obtained access to a library of over 500 macrolide compounds, including solithromycin. Optimer granted us an exclusive license to these compounds in all countries of the world except ASEAN countries, with the right to sublicense, under Optimer’s patents and know-how related to certain macrolide and ketolide antibiotics and related proprietary technology. The exclusivity of our license is potentially subject to the U.S. government’s right to obtain a non-exclusive, irrevocable, royalty-free, paid-up right to practice and have practiced certain patents worldwide. As partial consideration for granting us such license, we issued shares of our common stock to Optimer. We also have an obligation to make additional payments upon achievement of specified development, regulatory and commercialization milestones. The aggregate amount of such milestone payments we may need to pay is based in part on the number of products developed under the agreement. The aggregate amount would be $27.5 million if four products are developed and gain FDA approval. Additional limited milestone payments would be due if we develop more than four products. In July 2010 and July 2012, we made $0.5 million and $1.0 million milestone payments, respectively to Optimer after our successful completion of the Phase 1 and Phase 2 trials for oral solithromycin, respectively. We are also obligated to make tiered, mid-single-digit royalty payments to Optimer based on annual net sales of licensed products outside the ASEAN countries, which royalties are subject to reduction in the event additional licenses are obtained from third parties in order to practice our rights under the agreement and/or we are required to grant a compulsory license to a third party.

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

The Scripps Research Institute. Effective June 12, 2012, we entered into a license agreement with The Scripps Research Institute (“TSRI”), whereby TSRI licensed to the Company rights, with rights of sublicense, to make, use, sell, and import products for human or animal therapeutic use that use or incorporate one or more macrolides as an active pharmaceutical ingredient and is covered by certain patent rights owned by TSRI claiming technology related to copper-catalysed ligation of azides and acetylenes. The rights licensed to us are exclusive as to the People’s Republic of China (excluding Hong Kong), South Korea and Australia, and are non-exclusive in all other countries worldwide, except the member-nations of the Association of Southeast Asian Nations, which are not included in the territory of the license. Under the terms of the agreement with TSRI, we paid a one-time only, non-refundable license issue fee in the amount of $350,000 which was charged to research and development expense in the second quarter of 2012. Our rights under the agreement are subject to certain customary rights of the U.S. government that arise or result from TSRI’s receipt of research support from the U.S. government.

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

Under the terms of the agreement, we are also required to pay additional fees on royalties, sublicensing and milestone payments if we, an affiliate with TSRI, or a sublicensee challenges the validity or enforceability of any of the patents licensed under the agreement. Such increased payments would be required until all patent claims subject to challenge are invalidated in the particular country where such challenge was mounted.

The term of the license agreement (and the period during which we must pay royalties to TSRI in a particular country for a particular product) will end, on a country-by-country and product-by-product basis, at such time as no patent rights licensed from TSRI cover a particular product in the particular country.

Manufacturing

We do not own or operate manufacturing facilities for the production of solithromycin, Taksta or other product candidates that we might develop, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, API and finished products for our pre-clinical research and clinical trials. We employ internal resources and third-party consultants to manage our manufacturing contractors.

To date, we have ordered pre-clinical and clinical supplies for solithromycin under short-term contract orders. We employ the services of Wockhardt Limited, or Wockhardt, in Mumbai, India, to produce solithromycin API and finished oral and IV product. We do not have long-term contracts for the commercial supply of solithromycin. If solithromycin is approved for treatment of CABP by the FDA, we intend to enter into agreements with third-party contract manufacturers for the commercial production of solithromycin. We believe there are a number of qualified manufacturers who could supply clinical and commercial quantities of solithromycin.

In January 2013, we entered into a supply agreement with Wockhardt whereby we will purchase from Wockhardt at least 70% of our total annual purchases of solithromycin in any year for clinical or commercial use in humans. Pursuant to the agreement, we may develop alternative sources of solithromycin for the other 30% of our annual needs. In the event that we reasonably believe that Wockhardt will be or is unable to manufacture and/or supply us with our required amounts of solithromycin, we have the right to purchase all or any portion of our solithromycin requirements from such alternate sources. The agreement’s initial term runs until December 31, 2019. After the end of the third complete calendar year (i.e. December 31, 2016), and at the end of each calendar year thereafter, the term will automatically extend for an additional year unless either party gives written notice to the other of its intent to terminate prior to the end of such calendar year, in which case the agreement will terminate at the end of the three remaining calendar years of the term.

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

Government Regulation and Product Approval

Government authorities in the U.S., at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. solithromycin, Taksta and any other antibiotic product candidate that we develop must be approved by the FDA through the NDA process before they may be legally marketed in the U.S.

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

The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be re-submitted with the additional information. The re-submitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether the manufacturing controls are adequate to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. During the drug approval process, the FDA also will determine whether a risk evaluation and mitigation strategy, or REMS, is necessary to assure the safe use of the drug. If the FDA concludes REMS is needed and notifies the drug sponsor of this decision, the sponsor of the application must submit a proposed REMS; the FDA will not approve a marketing application without a REMS, if required.

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

We believe that both solithromycin and Taksta will benefit from the marketing incentives of the GAIN Act, enacted in 2012. This legislation rewards a Qualified Infectious Disease Product with five years of additional exclusivity (added to the five years of Hatch-Waxman exclusivity) when its NDA is approved. The NDA also receives priority review, which reduces the standard 12-month review time by four months. Because solithromycin and Taksta are being developed to treat indications that involve MRSA, we believe each will qualify as a Qualified Infectious Disease Product because MRSA has been identified as a qualified infections disease pathogen.

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

E.U. member states require both regulatory clearances by the national competent authority and a favorable ethics committee opinion prior to the commencement of a clinical trial. Under the E.U. regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all E.U. member states. The centralized procedure is compulsory for medicines produced by certain biotechnological processes, products with a new active substance indicated for the treatment of certain diseases such as neurodegenerative disorder or diabetes and products designated as orphan medicinal products and optional for those products which are highly innovative or for which a centralized process is in the interest of patients. The decentralized procedure of approval provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state, known as the reference member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials (draft summary of product characteristics, draft labeling and package leaflet) to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all member states.

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

We effected the reverse stock split and the corporate conversion in conjunction with our initial public offering, or IPO, which closed on February 8, 2012.

We have two subsidiaries, Cempra Pharmaceuticals, Inc. and CEM-102 Pharmaceuticals, Inc. Our primary executive offices are located at 6340 Quadrangle Drive, Suite 100, Chapel Hill, NC 27517-8149, and our telephone number is (919) 313-6601. Our website address is http://www.cempra.com. The information contained in, or that can be accessed through, our website is not part of this report.

Employees

As of March 1, 2013, we had 25 employees, nine of whom hold Ph.D. or M.D. degrees. Twelve of our employees were engaged in research and development activities and seven were engaged in support administration, including business development and finance. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Risks Related to our Business

We are heavily dependent on the success of solithromycin and Taksta, which are still under clinical development. The FDA and foreign regulatory approval process is lengthy, time consuming and inherently unpredictable and if we are ultimately unable to obtain regulatory approval for solithromycin or Taksta our business will be substantially harmed.

We have no products that have been approved for sale. Our near-term prospects are substantially dependent on our ability to develop and commercialize solithromycin and Taksta. We cannot commercialize, market or sell either product in the U.S. without FDA approval. FDA approval, if received, is several years away at least. To commercialize solithromycin outside of the U.S., we would need applicable foreign regulatory approval. The clinical development of solithromycin and Taksta is susceptible to the risk of failure inherent in any stage of drug development, including failure to achieve efficacy across a broad population of patients, the occurrence of severe adverse events and the FDA or any applicable foreign regulatory authority determining that a drug product is not approvable.

The process required to obtain approval for commercialization from the FDA and similar foreign authorities is unpredictable, and typically takes many years following the commencement of clinical trials depending on numerous factors. In addition, approval policies, regulations, or the type and amount of clinical data necessary to obtain regulatory approval may change during the course of a product’s clinical development. We may fail to obtain regulatory approval for solithromycin, Taksta or any other product candidates for many reasons, including the following:

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

•

the data collected from clinical trials of any product candidates that we develop may not be sufficient to support the submission of a new drug application, or NDA, or other submission or to obtain regulatory approval in the U.S. or elsewhere;

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

This lengthy approval process as well as the unpredictability of future clinical trial results may prevent us from obtaining regulatory approval to market solithromycin, Taksta or any future product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive, can take many years to complete and its outcome is highly uncertain. Failure can occur at any time during the clinical trial process due to inadequate performance of a drug or inadequate adherence by patients or investigators to clinical trial protocols. Pursuant to FDA guidelines, new drugs must show non-inferiority or superiority to existing approved treatments. We have conducted our solithromycin for CABP and Taksta for ABSSSI clinical trials pursuant to proposed guidelines published by the FDA for drugs being developed for the treatment of CABP and ABSSSI, respectively. To date, those clinical trials demonstrate solithromycin and Taksta are comparable to current standards of care. However, because the numbers of patients in our Phase 2 trial for the oral formulation of solithromycin and our Phase 2 trial for Taksta for ABSSSI were small, our results were not powered to show, and did not show, statistical non-inferiority. If in our ongoing and any later clinical trials solithromycin or Taksta fails to demonstrate safety and/or superiority or non-inferiority according to FDA guidelines, the FDA will not approve that product candidate and we would not be able to commercialize it, which will have a material adverse effect on our business, financial condition, results of operations and prospects.

Our ongoing and planned Phase 3 trials for solithromycin may be more expensive and time consuming than we currently expect. FDA regulations require two Phase 3 trials for any drug for which an NDA is submitted. With passage of the GAIN Act, we believe that we will only need to conduct one Phase 3 trial for oral solithromycin and one Phase 3 IV to oral trial because we believe we will have developed the necessary data to support our planned NDA and satisfy the FDA requirement. However, the FDA could insist that we conduct two Phase 3 trials for oral solithromycin and two Phase 3 trials for IV to oral solithromycin, which would add to the time and cost of solithromycin’s development.

In addition, the results of pre-clinical studies and early clinical trials of product candidates may not be predictive of the results of later-stage clinical trials. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in Phase 2 and Phase 3 clinical trials despite achieving successful results in earlier stage trials. The failure to obtain positive results in any of our Phase 2 or Phase 3 clinical trials could seriously impair the development prospects, and even prevent regulatory approval, of solithromycin or Taksta or any candidate in our existing proprietary macrolide library.

We have no experience as a company in bringing a drug to regulatory approval.

As a company, we have never obtained regulatory approval for, or commercialized, a drug. It is possible that the FDA may refuse to accept any or all of our planned NDAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval of solithromycin, Taksta or any future product candidates. If the FDA does not accept or approve any or all of our planned NDAs, it may require that we conduct additional clinical, pre-clinical or manufacturing validation studies, which may be costly, and submit that data before it will reconsider our applications. In addition, there is no FDA guidance on the approval process and study size for prosthetic joint infections and the FDA could require large non-inferiority trials that could be costly and difficult to conduct. Depending on the extent of these or any other FDA required studies, approval of any NDA or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any delay in obtaining, or an inability to obtain, regulatory approvals would prevent us from commercializing solithromycin or Taksta, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDA we submit. If any of these outcomes occur, we may be forced to abandon our planned NDAs for either solithromycin or Taksta or both, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for any approval in a foreign jurisdiction.

Future legislation, and/or regulations and policies adopted by the FDA or other regulatory health authorities may increase the time and cost required for us to conduct and complete clinical trials for solithromycin, Taksta or other product candidates that we develop.

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

In particular, drugs being tested and/or developed for the treatment of CABP and ABSSSI, including solithromycin and Taksta, are subject to proposed guidelines published by the FDA in March 2009 (with new guidelines proposed in November 2011) and August 2010, respectively. We have conducted our clinical trials to date according to the standards established by these proposed guidelines, but we expect the FDA will revise the proposed guidelines for CABP before we submit our NDA for solithromycin. Any new proposed guidelines may require us to conduct additional clinical trials, re-run previously completed trials to gather data at different endpoints or according to different protocols, or otherwise materially alter our planned clinical development of solithromycin. Any such regulatory change may materially increase our costs, delay the completion of our clinical trials, and otherwise impact our ability to obtain regulatory approval for our product candidate. Furthermore, the FDA’s guidance documents are not binding on the FDA. As a result, the FDA may not accept the results of clinical trials we conduct even though they follow the FDA’s most recent guidance.

In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process, particularly in our areas of focus, may significantly delay or prevent regulatory approval, as well as impose more stringent product labeling and post-marketing testing and other requirements.

We might not successfully differentiate solithromycin from telithromycin (Ketek®), a macrolide found to cause severe side effects.

Ketek is a macrolide antibiotic that the FDA approved in 2004 for the treatment of multi-drug resistant pneumococci and other CABP bacteria. Soon after release, however, Ketek was found to cause reversible visual disturbances, exacerbate myasthenia gravis (a neurological disorder characterized by improper muscle regulation) and cause liver failure. These effects led the FDA to require the drug label for Ketek to include a strengthened warning section regarding specific drug-related adverse events and contributed to Ketek being withdrawn in 2007 for the treatment of all infections other than CABP. Our research suggests these side effects are likely caused by pyridine, which is a component of Ketek. Solithromycin and older generation macrolides, including azithromycin and clarithromycin, do not have a pyridine component, which we have demonstrated inhibits the action of nicotinic acid acetylcholine receptors that could result in the side effects caused by Ketek. If our research is proven to be incorrect or if solithromycin demonstrates similar side effects, the FDA might not approve solithromycin, or, if already approved, might withdraw approval, require us to conduct additional clinical trials or require warnings on product labeling, which would significantly harm our ability to generate revenues from solithromycin. Even if the FDA approves solithromycin, physicians may not be convinced that solithromycin is a safe and effective treatment for CABP and other infections. If physicians believe solithromycin demonstrates characteristics similar to Ketek, they might not prescribe solithromycin, which would negatively affect our revenues.

Bacteria might develop resistance to solithromycin or Taksta, which would decrease the efficacy and commercial viability of that product.

Drug resistance is primarily caused by the genetic mutation of bacteria resulting from sub-optimal exposure to antibiotics where the drug does not kill all of the bacteria. While antibiotics have been developed to treat many of the most common infections, the extent and duration of their use worldwide has resulted in new mutated strains of bacteria resistant to current treatments. We are developing solithromycin and Taksta to treat patients infected with drug-resistant bacteria. With respect to solithromycin, which is a next generation macrolide, resistance issues associated with earlier generations of macrolides have led to a decrease in their use for treating serious respiratory tract infections such as CABP. If physicians, rightly or wrongly, associate the resistance issues of earlier generation macrolides with solithromycin, physicians might not prescribe solithromycin for treating a broad range of infections. Similarly, resistance to fusidic acid has developed outside the U.S. Our in vitro studies have shown that the reason for resistance to the oral formulation is that it was not dosed optimally. We believe that overuse of topical formulations of fusidic acid also contributed to development of resistance outside the U.S. If Taksta is improperly dosed, or if our studies incorrectly attributed an increase in resistance to inappropriate dosing, bacteria might develop resistance to Taksta in the U.S. If these bacteria develop resistance to solithromycin or Taksta, the efficacy of these products would decline, which would negatively affect our potential to generate revenues from these products.

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

We may experience delays in clinical trials of our product candidates. Our planned clinical trials might not begin on time, may be interrupted or delayed once commenced, might need to be redesigned, might not enroll a sufficient number of patients or might not be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including the following:

•	delays in obtaining regulatory approval to commence a trial;

•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•	delays in obtaining required institutional review board, or IRB, approval at each site;

•	delays in identifying, recruiting and training suitable clinical investigators;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	clinical sites dropping out of a trial to the detriment of enrollment;

•	time required to add new sites;

•	delays in obtaining sufficient supplies of clinical trial materials, including suitable active pharmaceutical ingredient, or API; or

•	delays resulting from negative or equivocal findings of the data safety monitoring board, or DSMB, for a trial.

We were subject to such a delay in 2008 when the FDA placed a partial clinical hold on our Phase 2 clinical trial for oral solithromycin over concern about possible toxicity related to solithromycin. The FDA converted the partial clinical hold into a full clinical hold in April 2010. At the time, the FDA had concerns that solithromycin, as a fluoroketolide, may have similar toxicity issues as Ketek. While we addressed the FDA’s concerns and were allowed to proceed with the trial, which we successfully completed, the trial was delayed by approximately 12 months. While the FDA has reviewed the results of our Phase 2 clinical trial and approved a protocol for our ongoing pivotal Phase 3 trial for oral solithromycin and while we reported results of our Phase 1 trial for the IV formulation of solithromycin in October 2012, we expect to review our overall development plan for solithromycin with the FDA in an end of Phase 2 meeting regarding oral solithromycin before we proceed with our planned Phase 3 IV-to-oral trial. The FDA may not allow us to proceed with the IV-to-oral trial for any of the reasons noted above.

In addition, we are evaluating alternative IV solutions of solithromycin to develop the optimal solution and may experience delays in the commencement of our planned Phase 3 IV-to-oral trial if we cannot develop the solution in a timely or cost-effective manner.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. In addition, the timing of our clinical trials for solithromycin is dependent on the onset, degree and timing of the CABP season, which tends to occur in the winter months in each hemisphere. We could encounter delays in our clinical trials of solithromycin or Taksta if participating physician investigators encounter unresolved ethical issues associated with enrolling patients in clinical trials of solithromycin or Taksta in lieu of prescribing approved antibiotics that have established safety and efficacy profiles. Any of these delays in completing our clinical trials could increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues.

We may be required to suspend or discontinue clinical trials due to adverse side effects or other safety risks that could preclude approval of solithromycin or Taksta or any of our future product candidates.

Our clinical trials may be suspended or terminated at any time for a number of reasons. A clinical trial may be suspended or terminated by us, our collaborators, the FDA or other regulatory authorities due to a failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, presentation of unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using the investigational drug, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or negative or equivocal findings of the DSMB or the IRB for a clinical trial. An IRB may also suspend or terminate our clinical trials for failure to protect patient safety or patient rights. We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants. In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe the clinical trials are not being conducted in accordance with applicable regulatory requirements or present an unacceptable safety risk to participants. If we elect or are forced to suspend or terminate any clinical trial of any product candidates that we are developing, the commercial prospects of such product candidates will be harmed and our ability to generate product revenues, if at all, from any of these product candidates will be delayed or eliminated. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

We have not completed a clinical trial of Taksta for the treatment of prosthetic joint infections and there is no guarantee that the results of our ongoing Phase 2 trial or any other trial we conduct will be consistent with the results of any trials conducted to date or will demonstrate safety and efficacy to the satisfaction of the FDA.

We only recently initiated, in December 2012, our Phase 2 clinical trial of Taksta for the treatment of prosthetic joint infections. While we have successfully completed a Phase 2 clinical trial comparing Taksta to linezolid for the treatment of ABSSSI the results of our completed Phase 2 trial for the treatment of ABSSSI were not powered to show, and did not show, statistical non-inferiority. Comparisons to results from other reported clinical trials, including our completed Phase 2 clinical trial for the treatment of ABSSSI, can assist in evaluating the potential efficacy of Taksta for the treatment of prosthetic joint infections; however, there are many factors that affect the outcome for patients in clinical trials, some of which are not apparent in published reports, and results from different trials often cannot be reliably compared. Therefore, there is no assurance that the results of any other trials we conduct for Taksta in the treatment of prosthetic joint infections will demonstrate safety and efficacy comparable to the results of trials conducted to date or will be sufficient to attain FDA approval.

We previously completed our end of Phase 2 meeting with the FDA for Taksta with respect to the treatment of ABSSSI. Assuming positive results in our Phase 2 trial for Taksta for prosthetic joint infections, we intend to submit our planned clinical trial activity to support an NDA submission for Taksta as a treatment for prosthetic joint infections with the FDA in the first half of 2013 after the receipt of top line data. If the Phase 2 trial data results are inadequate or the FDA believes that the plan is inadequate, it could delay or prevent our ability to receive regulatory approval or commercialize Taksta for the treatment of prosthetic joint infections.

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

Even if the FDA approves solithromycin for the treatment of CABP and Taksta for the treatment of prosthetic joint infections, adverse effects discovered after approval could adversely affect the market for those products.

If we obtain regulatory approval for solithromycin, Taksta or any other product candidate that we develop, and we or others later discover that our products cause adverse effects, a number of potentially significant negative consequences could result, including:

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

On December 20, 2011, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules, pursuant to which we borrowed $10.0 million. We must repay the indebtedness on or before December 1, 2015. In addition, at the time that the loan is either due or prepaid, we must pay Hercules a fee of $400,000. Our ability to make payments on this indebtedness depends on our ability to generate cash in the future. We expect to experience negative cash flow for the foreseeable future as we fund our operations and capital expenditures. There can be no assurance that we will be in a position to repay this indebtedness when due or obtain extensions of the maturity date. We anticipate that we will need to secure additional funding in order for us to be able to satisfy our obligations when due. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If that additional funding involves the sale of equity securities or convertible securities, it would result in the issuance of additional shares of our capital stock, which would result in dilution to our stockholders.

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

If we fail to obtain additional financing, we may not be able to complete the development and commercialization of solithromycin or Taksta.

We need substantial amounts of cash to complete the clinical development of solithromycin and Taksta. As of the date of this report, we estimate the cost of our research and development activities through the completion of our Phase 3 trial for oral solithromycin for CABP will be approximately $21.0 million, our costs to complete our QtC, hepatic and renal insufficiency studies of solithromycin will be approximately $6.0 million, our Phase 2 trial for Taksta for prosthetic joint infections will be approximately $4.0 million and cost of drug product and development for those trials and registration will be approximately $8.0 million, in addition to general and administrative expenses. The costs to develop solithromycin beyond our ongoing Phase 3 oral trial and Taksta beyond our ongoing Phase 2 trial will be significant and we will need to raise additional capital to continue those development activities.

We expect that our existing cash and equivalents as of December 31, 2012 will be sufficient to fund our capital requirements into 2015. This projection does not include funds to initiate the solithromycin Phase 3 IV-to-oral clinical trial. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our clinical trials may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect and we may be required to conduct additional trials requested by the FDA that could increase our costs significantly. We would also need to raise additional funds sooner if we choose to initiate clinical trials more rapidly than we presently anticipate or if we elect to conduct additional trials for alternate indications. In any event, we will require significant amounts of additional capital to obtain regulatory approval of and to commercialize solithromycin and Taksta.

We may raise additional capital from the issuance of equity and/or debt securities, collaborations with third parties, out-licensing of rights to our product candidates and other means, or a combination of any of the above. Securing additional financing, however, will require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from our day-to-day activities, which may adversely affect our management’s ability to conduct our day-to-day operations. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•	significantly delay, scale back or discontinue the development or commercialization of solithromycin and/or Taksta;

•	seek collaborators for solithromycin and/or Taksta at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; and

•	relinquish or license, potentially on unfavorable terms, our rights to solithromycin and/or Taksta that we otherwise would seek to develop or commercialize ourselves.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing discovery, development and commercialization efforts, and our ability to generate revenues and achieve or sustain profitability will be substantially harmed.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed in obtaining, or may ultimately not be able to obtain, regulatory approval for or commercialize solithromycin, Taksta or any other product candidates.

We have relied, and plan to continue to rely, on various CROs to recruit patients, monitor and manage data for our on-going clinical programs for solithromycin and Taksta, as well as for the execution of our pre-clinical and non-clinical studies. We control only certain aspects of our CROs’ activities; nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with the FDA’s current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our product candidates. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. In addition, to evaluate the safety and effectiveness of solithromycin and Taksta to a statistically significant degree our clinical trials will require an adequately large number of test subjects. Any clinical trial that a CRO conducts abroad on our behalf is subject to similar regulation. Accordingly, if our CROs fail to comply with these regulations or recruit a sufficient number of patients, we may have to repeat clinical trials, which would delay the regulatory approval process.

In addition, our CROs are not our employees and we cannot control whether or not they devote sufficient time and resources to our on-going clinical, non-clinical and pre-clinical programs. Our CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize solithromycin, Taksta or any other product candidates that we seek to develop. As a result, our financial results and the commercial prospects for solithromycin, Taksta or any other product candidates that we seek to develop would be harmed, our costs could increase and our ability to generate revenues could be delayed or ended.

We typically engage one or more CROs on a project-by-project basis for each study or trial. While we have developed and plan to maintain our relationships with CROs that we have previously engaged, we also expect to enter into agreements with other CROs to obtain additional resources and expertise in an attempt to accelerate our progress with regard to on-going clinical, non-clinical and pre-clinical programs and specifically, the compilation of clinical trial data for submission with an NDA for each of solithromycin and Taksta. Switching or entering into new relationships with CROs involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Although we try to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, results of operations or prospects.

Our dependence upon third parties for the manufacture and supply of solithromycin, Taksta and any future product candidates may cause delays in, or prevent us from, successfully developing and commercializing our products.

We do not currently have nor do we plan to build the infrastructure or capability internally to manufacture solithromycin or Taksta for use in the conduct of our clinical trials. In January 2013, we entered into an agreement with Wockhardt to supply the API and commercial supply for solithromycin. Wockhardt manufactures solithromycin according to our specifications under our proprietary rights. While we have the ability to develop alternate sources for solithromycin should Wockhardt be unable to supply our needs, we may not be able to negotiate an agreement with another source on acceptable terms, it at all.

We employ the services of Ercros S.A., or Ercros, to produce Taksta’s API and intend to utilize a third-party manufacturer to produce the finished dosing formulation of Taksta. We have a long-term exclusive supply arrangement with Ercros to produce the fusidic acid used in Taksta in which Ercros agrees to exclusively supply us with fusidic acid in the U.S., and we agree to obtain our supply of fusidic acid for commercial sale exclusively from Ercros, subject to a right to develop a second source for limited supply quantities. We believe Ercros is one of only two currently known manufacturers that can produce fusidic acid compliant with the purity required for human use. The second manufacturer is not available as a supplier to us. Fusidic acid is difficult to produce at these purity levels because of its complex fermentation process. As such, there are underlying risks associated with its manufacture, which could include cost overruns, new impurities, difficulties in scaling up or reproducing manufacturing processes and lack of timely availability of raw materials. We have yet to identify a viable second source of fusidic acid but continue to research alternatives. If Ercros cannot supply sufficient quantities of fusidic acid to make clinical supplies of Taksta, it would harm our ability to develop Taksta. We may not be able to locate a second manufacturer or, if we do, we may not be able to negotiate an agreement on favorable terms, if at all.

In addition, regulatory requirements could pose barriers to the manufacture of our API and finished product for solithromycin and Taksta. Our third-party manufacturers are required to comply with the FDA’s current good manufacturing practices, or cGMP, regulations. As a result, the facilities used by Wockhardt, Ercros, and any of our future manufacturers to manufacture solithromycin and Taksta must be approved by the FDA after we submit our NDA to the FDA and before approval of solithromycin and Taksta. Similar regulations apply to manufacturers of our products for use or sale in foreign countries. We do not control the manufacturing process of solithromycin or Taksta and are completely dependent on these third party manufacturing partners for compliance with the applicable regulatory requirements for the manufacture of solithromycin and Taksta API and their finished product. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, they will not be able to secure the applicable approval for their manufacturing facilities. If these facilities are not approved for the commercial manufacture of solithromycin or Taksta, we may need to find alternative manufacturing facilities, which would result in significant delays of up to several years in obtaining approval for solithromycin or Taksta. In addition, our manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. Failure by any of our manufacturers to comply with applicable cGMP regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply, and criminal prosecutions, any of which could have a material adverse impact on our business, financial condition, results of operations or prospects.

Finally, we also could experience manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreement between us.

If Wockhardt, Ercros, or any alternate supplier of API or finished drug product for solithromycin or Taksta experiences any significant difficulties in its respective manufacturing processes, does not comply with the terms of the agreement between us or does not devote sufficient time, energy and care to providing our manufacturing needs, we could experience significant interruptions in the supply of solithromycin or Taksta, which could impair our ability to supply solithromycin or Taksta at the levels required for our clinical trials and commercialization and prevent or delay their successful development and commercialization.

The timing of the milestone and royalty payments we are required to make to Optimer Pharmaceuticals, Inc. and The Scripps Research Institute is uncertain and could adversely affect our cash flows and results of operations.

In March 2006, we entered into a Collaborative Research and Development and License Agreement with Optimer Pharmaceuticals, Inc., or Optimer, pursuant to which we acquired an exclusive license to certain patent applications and other intellectual property related to a series of compounds, including solithromycin, to develop and commercialize licensed products outside of the Association of South East Asian Nations, or ASEAN, countries (Brunei Darussalam, Cambodia, Indonesia, Laos, Malaysia, Myanmar (Burma), the Philippines, Singapore, Thailand and Vietnam). We have an obligation to make additional payments upon achievement of specified development, regulatory and commercialization milestones. The aggregate amount of such milestone payments we may need to pay is based in part on the number of products developed under the agreement. The aggregate amount (including our two milestone payments to date) would be $27.5 million if four products are developed and gain FDA approval. Additional limited milestone payments would be due if we develop more than four products. We will also pay tiered mid-single-digit royalties based on the amount of annual net sales of solithromycin (or related licensed compounds), if and when approved by regulatory authorities. We have already paid a $0.5 million milestone in 2010 and a $1.0 million milestone in 2012 upon completion of our discussions with the FDA for the protocol for our pivotal Phase 3 trial for oral solithromycin. Optimer can elect to receive certain milestone payments in cash or in shares of our common stock having an equivalent fair market value. The timing of our achievement of these events and corresponding milestone payments to Optimer is subject to factors relating to the clinical and regulatory development and commercialization of solithromycin (or related licensed compounds), many of which are beyond our control. We may become obligated to make a milestone payment when we do not have the cash on hand to make such payment, which could require us to delay our clinical trials, curtail our operations, scale back our commercialization and marketing efforts or seek funds to meet these obligations on terms unfavorable to us. If we were unable to make a milestone payment, we would be in material breach of the agreement, in which event Optimer could terminate the agreement, which would result in the loss of our rights to develop and commercialize solithromycin, which would seriously harm our ability to generate revenues or achieve profitability.

We also must pay The Scripps Research Institute various milestone and annual payments, which, while significantly lower than amounts potentially due to Optimer, could become due when we do not have the cash on hand to make such payment, which could require us to delay our clinical trials, curtail our operations, scale back our commercialization and marketing efforts or seek funds to meet these obligations on terms unfavorable to us.

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

The commercial success of solithromycin, Taksta and any other product candidates that we develop, if approved in the future, will depend upon attaining significant market acceptance of these products among physicians and payors.

As a company, we have never commercialized a product candidate for any indication. Even if solithromycin, Taksta or any other product candidate that we develop is approved by the appropriate regulatory authorities for marketing and sale, physicians may not prescribe our approved products, which would prevent us from generating revenues or becoming profitable. Market acceptance of solithromycin, Taksta and any other product candidates that we develop by physicians, patients and payors will depend on a number of factors, many of which are beyond our control, including:

•	the clinical indications for which the product is approved;

•	acceptance by physicians and payors of each product as a safe and effective treatment;

•	the cost of treatment in relation to alternative treatments, including numerous generic drug products, such as azithromycin, levofloxacin and vancomycin;

•	the relative convenience and ease of administration of solithromycin in the treatment of CABP and Taksta in the treatment of prosthetic joint infections;

•	the availability and efficacy of competitive drugs;

•	the effectiveness of our or any third party partner’s sales force and marketing efforts;

•	our ability to manufacture or obtain commercial quantities of our drug products;

•	our ability to deliver our products on a timely basis;

•	the extent to which bacteria develop resistance to any antibiotic product candidate that we develop, thereby limiting its efficacy in treating or managing infections;

•	the extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations;

•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections;

•	the availability of adequate reimbursement by third parties, such as insurance companies and other health care payors, and/or by government health care programs, including Medicare and Medicaid;

•	our ability to have our products included in hospital formularies;

•	limitations or warnings contained in a product’s FDA-approved labeling; and

•	prevalence and severity of adverse side effects.

Even if the medical community accepts that solithromycin and Taksta are safe and efficacious for their approved indications, physicians may not immediately be receptive to the use or may be slow to adopt solithromycin as an accepted treatment for CABP and Taksta as an accepted treatment for prosthetic joint infections. While we believe each of solithromycin and Taksta has significant advantages, we cannot assure you that any labeling approved by the FDA will permit us to promote solithromycin and Taksta as being superior to competing products. If either or both of solithromycin or Taksta are approved but do not achieve an adequate level of acceptance by physicians and payors, we may not generate sufficient or any revenues from these products and we may not become profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of solithromycin and Taksta may require significant resources and may never be successful.

If approved, solithromycin and Taksta will face significant competition from branded and generic antibiotics and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. If solithromycin or Taksta is approved, we will have competitors both in the U.S. and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical and generic drug companies. Many of these companies have greater financial and other resources, such as larger research and development staffs and more experienced marketing and manufacturing organizations. As a result, these companies may obtain regulatory approval more rapidly and may be more effective in selling and marketing their products. They also may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make solithromycin, Taksta or any other product candidates that we develop obsolete. As a result, our competitors may succeed in commercializing antibiotics before we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

If approved, both solithromycin and Taksta will face competition from currently commercially available antibiotics, as well as any competing products that may be developed in the future. In July 2012, the United States Congress passed, and President Obama signed, the Food and Drug Administration Safety and Innovation Act, which included the Generating Antibiotic Incentives Now Act, or the GAIN Act. The GAIN Act is intended to provide incentives for the development of new, qualified infectious disease products. These incentives might result in more competition in the market for new antibiotics and might cause pharmaceutical and biotechnology companies with more resources than we have to shift their efforts towards the development of products that could be competitive with our product candidates. Existing approved products that will compete with solithromycin include azithromycin (sold under the brand name Zithromax® by Pfizer Inc. and available as a generic), clarithromycin (sold under the brand name Biaxin® by Abbott Laboratories and available as a generic), moxifloxacin (sold under the brand name Avelox® by Bayer AG), levofloxacin (sold under the brand name Levaquin by Johnson & Johnson and available as a generic), linezolid (sold under the brand name Zyvox by Pfizer Inc.), ceftriaxone (sold under the brand name Rocephin® by F. Hoffman-La Roche Ltd and available as a generic) and ceftaroline (sold under the brand name Teflaro® by Forest Laboratories, Inc.). Existing approved products that will compete with Taksta include vancomycin (available as a generic), linezolid (sold under the brand name Zyvox by Pfizer Inc.), daptomycin (sold under the brand name Cubicin by Cubist Pharmaceuticals, Inc.), quinupristin/dalfopristin (sold under the brand name Synercid® by Sanofi-Aventis and Monarch Pharmaceuticals, Inc.), tigecycline (sold under the brand name Tygacil® by Pfizer Inc.), telavancin (sold under the brand name Vibativ® by Theravance, Inc. and Astellas Pharma, Inc.) and ceftaroline (sold under the brand name Teflaro by Forest Laboratories, Inc.). Generic antibiotics are typically sold at lower prices than branded antibiotics and are generally preferred by managed care providers of health services.

If we are unable to demonstrate the advantages of solithromycin or Taksta over competing drugs and drug candidates, we will not be able to successfully commercialize solithromycin or Taksta and our results of operations will suffer.

Reimbursement may not be available for solithromycin, Taksta or any other product candidates that we develop, which could make it difficult for us to sell our products profitably.

Market acceptance and sales of solithromycin, Taksta or any other product candidates that we develop will depend on reimbursement policies and may be affected by health care reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for solithromycin, Taksta or any other product candidates that we develop. Also, we cannot be sure that the amount of reimbursement available, if any, will not reduce the demand for, or the price of, our products. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize solithromycin, Taksta or any other product candidates that we develop.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, became law in the U.S. The goal of PPACA is to reduce the cost of health care and substantially change the way health care is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this legislation will have in general or on our business specifically, the PPACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of solithromycin or Taksta or any future products. Earlier this year, members of the U.S. Congress and some state legislatures sought to overturn at least portions of the legislation including those on the mandatory purchase of insurance. However, on June 28, 2012, the United States Supreme Court upheld the constitutionality of these provisions. Members of the U.S. Congress have since proposed a number of legislative initiatives, including possible repeal of the PPACA. We cannot predict the outcome or impact of current proposals or whether new proposals will be made or adopted, when they may be adopted or what impact they may have on us if they are adopted.

The availability of numerous generic antibiotics at lower prices than branded antibiotics, such as solithromycin or Taksta if either were approved for commercial introduction, may also substantially reduce the likelihood of reimbursement for such products. We expect to experience pricing pressures in connection with the sale of solithromycin, Taksta and any other products that we develop, due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

We currently have no marketing and sales organization and have no experience as a company in marketing drug products. If we are unable to establish our own marketing and sales capabilities, or enter into agreements with third parties, to market and sell our products after they are approved, we may not be able to generate product revenues.

We do not have a sales organization for the marketing, sales and distribution of any drug products. In order to commercialize any products, we must develop these capabilities on our own or make arrangements with third parties for the marketing, sales and distribution of our products. The establishment and development of our own sales force would be expensive and time consuming and could delay any product launch, and we cannot be certain that we would be able to successfully develop this capability. As a result, we may seek one or more licensing partners to handle some or all of the sales and marketing of solithromycin for CABP in the U.S. and elsewhere and Taksta for prosthetic joint infections in the U.S. There also may be certain markets within the U.S. for solithromycin for which we may seek a co-promotion arrangement. However, we may not be able to enter into arrangements with third parties to sell solithromycin or Taksta on favorable terms or at all. In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize solithromycin, Taksta or any other product candidates that we develop, which would negatively impact our ability to generate product revenues. Further, whether we commercialize products on our own or rely on a third party to do so, our ability to generate revenue will be dependent on the effectiveness of the sales force. In addition, to the extent we rely on third parties to commercialize our approved products, we will likely receive less revenues than if we commercialized these products ourselves.

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

Despite our efforts to retain valuable employees, members of our management, scientific and medical teams may terminate their employment with us on short notice. We do not have employment agreements with Prabhavathi Fernandes, our Chief Executive Officer, Mark W. Hahn, our Chief Financial Officer or any other employee. As a result, all employees are employed on an at-will basis, which means that any of these employees could leave our employment at any time, with or without notice, and may go to work for a competitor. The loss of the services of any of our executive officers or other key employees could potentially harm our business, operating results or financial condition. Our success also depends on our ability to continue to attract, retain and motivate highly skilled scientific and medical personnel.

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

As of March 1, 2013, we had 25 employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources and, depending on our commercialization strategy, we may further expand our employee base for sales and marketing resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from their day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize solithromycin, Taksta and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth in our organization.

Even if we obtain FDA approval of solithromycin, or any other product candidate, we may never obtain approval or commercialize our products outside of the U.S., which would limit our ability to realize their full market potential. If foreign approval is obtained, there are risks in conducting business in international markets.

In order to market solithromycin or any other products outside of the U.S., we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and require additional pre-clinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in the U.S. or any foreign country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in the U.S. or any foreign country and we do not have experience as a company in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in a foreign country or to obtain and maintain required approvals, our potential market for solithromycin or other products will be reduced and our ability to realize the full market potential of our products will be harmed. We do not intend to commercialize Taksta outside the U.S. because of the widespread use of fusidic acid in Europe and Australia.

If approved for commercialization in a foreign country, we intend to enter into agreements with third parties to market solithromycin whenever it may be approved and wherever we have the right to market it. Consequently, we expect that we will be subject to additional risks related to entering into international business relationships, including:

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

As of December 31, 2012, we had an accumulated deficit of approximately $121.2 million. We have no revenues and have funded our operations to date from the private sale of equity and debt securities and our initial public offering. We expect to incur substantial additional losses over the next several years as our research, development, pre-clinical testing, and clinical trial activities increase, especially those related to solithromycin and Taksta. In addition, we also expect to incur additional costs operating as a public company. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

To raise additional funds to support our business operations, we may issue equity or debt securities. Debt securities could contain restrictive covenants that may adversely impact the operation of our business. The issuance of equity securities or convertible debt securities would result in dilution to our stockholders.

The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. For example, in August 2011, we issued 10.0% unsecured convertible notes (the “August 2011 Notes”) in the aggregate principal amount of $5,000,000. The August 2011 Notes contained restrictive covenants that prohibited us from incurring new indebtedness in excess of $0.5 million in the aggregate and granting a security interest on any of our material assets without the consent of the holders of at least a majority of the aggregate outstanding principal amount of the August 2011 Notes. Pursuant to this authority, the holders of the August 2011 Notes approved the Hercules debt financing that we closed in December 2011. The August 2011 Notes automatically converted into shares of our common stock upon the closing of our IPO and their restrictive covenants terminated at such time. Future debt securities or other financing arrangements could contain similar or more restrictive negative covenants than the August 2011 Notes. In addition, the sale of equity securities or convertible debt securities would result in the issuance of additional shares of our capital stock, which would result in dilution to our stockholders.

Our limited operating history makes it difficult to evaluate our business and prospects.

We began operations in 2006. Our operations to date have been limited to financing and staffing our company, conducting product development activities for solithromycin and Taksta and performing research and development with respect to our proprietary macrolide library. We have not yet demonstrated an ability as a company to obtain regulatory approval for or commercialize a product candidate. Consequently, the ability to predict our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

Even if we obtain regulatory approval for solithromycin, Taksta or any of our future product candidates, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.

Even if regulatory approval in the U.S. is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the labeling ultimately approved for solithromycin and/or Taksta if any, may include restrictions on use. Solithromycin, Taksta or any of our other product candidates will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record keeping and reporting of safety and other post-market information. The holder of an approved NDA is subject to obligations to monitor and report adverse events and instances of the failure of a product to meet the specifications in the NDA. Application holders must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Application holders must also submit advertising and other promotional material to the FDA and report on ongoing clinical trials. Legal requirements have also been enacted to require disclosure of clinical trial results on publicly available databases.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates despite obtaining appropriate informed consents from our clinical trial participants, and will face an even greater risk if we commercialize solithromycin or Taksta in the U.S. or other additional jurisdictions or if we engage in the clinical testing of new product candidates or commercialize any additional products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Although we maintain general liability insurance of up to $2.0 million in the aggregate and clinical trial liability insurance of $5.0 million in the aggregate for each of solithromycin and Taksta, this insurance may not fully cover potential liabilities. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. In addition, inability to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the development and commercial production and sale of our products, which could adversely affect our business, financial condition, results of operations, and prospects.

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

Risks Related to our Intellectual Property

Our ability to pursue the development and commercialization of solithromycin depends upon the continuation of our licenses from Optimer and TSRI.

Our agreement with Optimer provides us with a worldwide exclusive license to develop and sell solithromycin outside of ASEAN countries. We are obligated to use our diligent efforts to develop and commercialize products licensed from Optimer. We have other obligations to Optimer under the license related to progress reporting, payment terms and confidentiality. If we are unable to make the required milestone and royalty payments under the agreement, if we do not continue to use diligent efforts to develop and commercialize solithromycin or if we otherwise materially breach the agreement, our rights to develop and commercialize solithromycin would terminate and revert to Optimer. In addition, either we or Optimer may terminate the agreement upon the uncured material breach of the agreement. If our agreement with Optimer is terminated by Optimer, we would lose our rights to develop and commercialize solithromycin, which would adversely affect our business, financial condition, results of operations, and prospects.

Our agreement with TSRI provides us with a license to make, use, sell, and import products for human or animal therapeutic use that use or incorporate one or more macrolides as an active pharmaceutical ingredient and is covered by certain patent rights owned by TSRI claiming technology related to copper-catalysed ligation of azides and acetylenes, with exclusive rights as to the People’s Republic of China (excluding Hong Kong), South Korea and Australia, and non-exclusive rights in all other countries worldwide, except the member-nations of the Association of Southeast Asian Nations (which are not included in the license with TSRI). We are obligated to use commercially reasonable efforts to develop and obtain regulatory approvals to market and sell one or more licensed products. TSRI may terminate the agreement due to our insolvency, our conviction for a felony relating to the development, manufacture, use, marketing, distribution or sale of a licensed product, or upon an uncured breach of the agreement by us, including failure to make any required payment. If our agreement with TSRI is terminated by TSRI, we could lose our rights to synthesize and/or manufacture solithromycin under the licensed TSRI technology, which could adversely affect our business, financial condition, results of operations, and prospects.

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

If our efforts to protect the proprietary nature of the intellectual property related to solithromycin, Taksta, and our other product candidates are not adequate, we may not be able to compete effectively in our market.

Our commercial success will depend in part on our ability to obtain additional patents and protect our existing patent position as well as our ability to maintain adequate protection of other intellectual property for solithromycin, Taksta and any future products in the U.S. and other countries. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. The patent positions of pharmaceutical companies are highly uncertain. The legal principles applicable to patents are in transition due to changing court precedent and legislative action and we cannot assure you that the historical legal standards surrounding questions of validity will continue to be applied or that current defenses relating to issued patents in these fields will be sufficient in the future. Changes in patent laws in the U.S. such as the America Invents Act of 2011 may affect the scope, strength and enforceability of our patent rights or the nature of proceedings which may be brought by us related to our patent rights. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S., and we may encounter significant problems in protecting our proprietary rights in these countries. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies, solithromycin, Taksta and any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

While we apply for patents covering both our technologies and potential products, including solithromycin and Taksta, as we deem appropriate, many biopharmaceutical companies and university and research institutions already have filed patent applications or have received patents in our areas of product development. These entities’ applications, patents and other intellectual property rights may conflict with patent applications to which we have rights and could prevent us from obtaining patents or could call into question the validity of any of our patents, if issued, or could otherwise adversely affect our ability to develop, manufacture or commercialize antibiotic candidates. In addition, if third parties file patent applications in the technologies that also claim technology to which we have rights, we may have to participate in interference, derivation or other proceedings with the U.S. Patent and Trademark Office, or USPTO, or applicable foreign patent regulatory authorities, as applicable, to determine our rights in the invention, which may be time-consuming and expensive. Moreover, issued patents may be challenged during post-grant proceedings brought by a third party or the USPTO, or in foreign countries, or in the courts. These proceedings may result in loss of patent claims or adverse changes to the scope of the claims.

If we or our licensors or partners fail to obtain and maintain patent protection for our product candidates, or our proprietary technologies and their uses, companies may be dissuaded from collaborating with us. In such event, our ability to commercialize solithromycin, Taksta and our other product candidates may be threatened, we could lose our competitive advantage and the competition we face could increase, all of which could adversely affect on our business, financial condition, results of operations, and prospects.

If we are sued for infringing intellectual property rights of third parties, litigation will be costly and time consuming and could prevent us or delay us from developing or commercializing our product candidates.

Our commercial success depends, in part, on our not infringing the patents and proprietary rights of other parties and not breaching any collaboration or other agreements we have entered into with regard to our technologies and products. Numerous third-party U.S. and non-U.S. issued patents and pending applications exist in the areas of antibacterial treatment, including compounds, formulations, treatment methods and synthetic processes that may be applied towards the synthesis of antibiotics. Although no legal action has been commenced or threatened against us by a third party for infringing intellectual property rights, we cannot provide assurances that we or our partners will be free to manufacture or market our product candidates as planned, or that we or our licensors’ and partners’ patents will not be opposed or litigated by third parties. We are currently negotiating a license with a third party for technology used in our manufacturing process for solithromycin. There can be no assurances that we will be able to obtain a license to such patent on favorable terms or at all. Failure to obtain such license may have a material adverse effect on our business.

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

With respect to patent applications relating to solithromycin or other compounds licensed from Optimer, Optimer retains rights in ASEAN countries. Generally, we do not have the right to prosecute and maintain any applications in those countries, unless Optimer elects not to file, prosecute or maintain any or all of such patents. Our potential future licensors also may retain the right to prosecute and maintain the patent rights that they license to us. If Optimer or other licensors fail to appropriately prosecute and maintain patent protection for any of our product candidates in those countries controlled by them, our ability to develop and commercialize those products may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products in those countries.

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

Prior to February 3, 2012, there had not been a public market for our common stock. Since that time, our common stock has been thinly traded. We cannot assure you that an active trading market for our common stock will develop, or if it does develop, it may not be maintained. You may not be able to sell your shares quickly or at the market price if trading in our common stock is not active.

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

Our stock began trading on the Nasdaq Global Market on February 3, 2012. Between that date and March 1, 2013, it has traded between $5.26 and $9.56. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

•	any delay in commencement of our planned Phase 3 clinical trial for IV to oral solithromycin or our Phase 3 clinical trials for Taksta;

•	adverse results or delays in clinical trials;

•

any delay in filing our NDAs for solithromycin or Taksta and any adverse development or perceived adverse development with respect to the FDA’s review of the NDAs, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•	changes in laws or regulations applicable to our products or product candidates, including but not limited to clinical trial requirements for approvals;

•	unanticipated serious safety concerns related to the use of solithromycin, Taksta or any of our other product candidates;

•	a decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	the inability to obtain adequate product supply for solithromycin, Taksta or any other approved drug product, or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	the introduction of new products or technologies offered by us or our competitors;

•	the effectiveness of our or our potential partners’ commercialization efforts;

•	the inability to effectively manage our growth;

•	actual or anticipated variations in quarterly operating results;

•	the failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	the overall performance of the U.S. equity markets and general political and economic conditions;

•	developments concerning our sources of manufacturing supply and any commercialization partners;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	sales of our common stock by our stockholders in the future;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	the trading volume of our common stock;

•	effects of natural or man-made catastrophic events or other business interruptions; and

•	other events or factors, many of which are beyond our control.

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

At February 28, 2013, our executive officers, directors and entities affiliated with certain of our directors beneficially owned approximately 42% of our outstanding voting common stock. Therefore, these stockholders have the ability to influence us through their ownership position. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

The requirements of being a public company adds to our operating costs and might strain our resources and distract our management.

We became a public company on February 2, 2012. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or SEC, and the NASDAQ Global Market have imposed various requirements on public companies. While we may opt to rely on certain exemptions from these requirements provided in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, our management and other personnel still need to devote a substantial amount of time to compliance initiatives. Moreover, we anticipate that compliance with certain rules and regulations will increase our legal, accounting and financial compliance costs substantially. We estimate the additional costs we may incur to respond to these requirements to range from $0.9 million to $1.2 million annually, although unforeseen circumstances could increase actual costs. In addition, these rules and regulations may make our activities related to legal, accounting and financial compliance more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth will make our common stock less attractive to investors or otherwise negatively impact the price of our stock.

The JOBS Act contains provisions that, among other things, reduce reporting requirements for qualifying companies. As an “emerging growth company”, we evaluate the benefits of relying on the other reduced reporting requirements provided by the JOBS Act.

Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we have chosen to rely on these exemptions, and as a result, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and disclose executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering, or IPO, on February 8, 2012 or until we otherwise no longer satisfy the criteria to be an emerging growth company, whichever is earlier. We cannot be certain if our scaled disclosure will make our stock less attractive to investors or negatively affect the price of our stock.

If we fail to establish and maintain proper internal controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.

SEC rules that implement Section 404 of the Sarbanes-Oxley Act require us to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. We first became subject to this requirement for this report. While we have concluded that our internal control over financial reporting was effective as of December 31, 2012, there can be no assurance that we will be able to so conclude in the future or that we will not identify one or more material weaknesses in our internal controls in connection with future evaluations. Additionally, we have opted to rely on the exemptions provided in the JOBS Act, and will not be required to provide our independent auditor’s assessment of our internal controls over financial reporting until such time we cease to be an “emerging growth company”, which, at the latest, would be for our annual report on Form 10-K for the year ending December 31, 2017. Investors may lose confidence in our operating results, our stock price could decline and we may be subject to litigation or regulatory enforcement actions if (i) in the future we are unable to conclude that our internal control over financial reporting is effective, (ii) we identify material weaknesses in our internal control over financial reporting, which could result in financial statement errors which, in turn, could require us to restate our operating results or (iii) when required, our independent auditors are unwilling or unable to provide us with an attestation report on the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Any of these events could cause investors to lose confidence in our operating results, our stock price could decline and we may be subject to litigation or regulatory enforcement actions. In addition, if we are unable to meet the requirements of Section 404 of the Sarbanes-Oxley Act, we may not be able to remain listed on the NASDAQ Global Market.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to decline.

Certain holders of shares of our common stock are entitled to rights with respect to the registration under the Securities Act of 1933, as amended, or the Securities Act, of shares of our common stock or shares of our common stock issuable upon the exercise of warrants held by these individuals or entities. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. A limited number of securities and industry analysts currently publish research on our company. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which might cause our stock price and trading volume to decline.

Our ability to use our net operating loss carry-forwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, referred to as the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We believe that, with the financing transactions that have occurred over the past three years, we may have triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income may be subject to limitations, which potentially could result in increased future tax liability to us.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 6,074 square feet of space for our headquarters in Chapel Hill, North Carolina under an agreement that expires in November 2014. We are expecting to hire additional employees during 2013 which will require us to locate additional space on commercially reasonable terms.

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

On March 1, 2013, the closing price for the common stock as reported on the NASDAQ Global Market was $6.66.

As of March 1, 2013, there were 32 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers. We believe that, when our record holders and stockholders whose shares are held in nominee or street name by brokers are combined, we have in excess of 400 stockholders.

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

Overview

We are a clinical-stage pharmaceutical company focused on developing antibiotics to meet critical medical needs in the treatment of bacterial infectious diseases, particularly respiratory tract infections and chronic and acute staphylococcal infections. Our lead program, solithromycin, which we are developing in both oral and IV formulations initially for the treatment of CABP, one of the most serious infections of the respiratory tract, recently initiated a pivotal Phase 3 clinical trial of the oral formulation for the treatment of CABP in a global multi-center double-blinded study. We have also released data from a Phase 2 study of solithromycin in uncomplicated gonorrhea. Our second program is Taksta, which we are developing in the U.S. as an oral treatment for prosthetic joint infections caused by S. aureus, including MRSA. In December 2012, we initiated a Phase 2 trial for Taksta in patients with prosthetic joint infections.

We acquired worldwide rights (exclusive of ASEAN countries) to a library of over 500 macrolide compounds, including solithromycin, from Optimer in March 2006. We entered into a long-term supply arrangement with Ercros in March 2011, pursuant to which we have the exclusive right to acquire fusidic acid for the production of Taksta. We believe Ercros is one of only two currently known manufacturers that can produce fusidic acid compliant with the purity required for human use.

We have devoted substantially all of our resources to our drug development efforts, including conducting clinical trials of our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from any source. From inception in November 2005 through December 31, 2012, we raised a total of $176.4 million from the issuance of debt, sale of convertible notes, convertible preferred shares, common shares and common stock, including $58.0 million from the sale of common stock in our IPO in February 2012 and $25.1 million from the sale of common stock in a private placement in October 2012.

We have incurred losses in each year since our inception in November 2005. Our net losses were approximately $19.7 million, $21.2 million and $24.2 million for the years ended December 31, 2010, 2011 and 2012, respectively. As of December 31, 2012, we had an accumulated deficit of approximately $121.2 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

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

From inception through December 31, 2012, we have incurred $83.7 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we seek to complete development of solithromycin for CABP and Taksta for prosthetic joint infections and to further advance our other product candidates.

Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and related clinical trial fees. Our internal resources, employees and infrastructure are not directly tied to any individual research project and are typically deployed across multiple projects. Through our clinical development programs, we are advancing solithromycin and Taksta in parallel primarily for the treatment of CABP and prosthetic joint infections, respectively, as well as for other indications. Through our pre-clinical development programs, we are seeking to develop macrolide product candidates for non-antibacterial indications.

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

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Direct research and development expense by program:
Solithromycin	$10,173	$14,129	$12,786
Taksta	2,903	282	1,079
Macrolide research	89	162	46
Research and development personnel cost	1,751	1,865	2,657

Total direct research and development expense	14,916	16,438	16,568
Indirect research and development expense	558	434	301

Total research and development expense	$15,474	$16,872	$16,869

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

We have begun our pivotal trial program for solithromycin, which we believe will require two Phase 3 trials, including one trial with oral solithromycin and one trial with IV solithromycin stepping down to oral solithromycin. Both of these trials will be randomized, double-blinded studies conducted against a comparator drug agreed upon with the FDA, for which we will have to show non-inferiority from an efficacy perspective and acceptable safety and tolerability. Using feedback received from the FDA, we began the Phase 3 trial with oral solithromycin in December 2012. We plan to have an end-of Phase 2 meeting with the FDA in the first half of 2013 and initiate the IV to oral Phase 3 study in the second half of 2013, depending on funds being available.

In 2010, we successfully completed a Phase 2 clinical trial with Taksta in ABSSSI patients. In this trial, the Taksta loading dose regimen demonstrated efficacy, safety and tolerability that was comparable to linezolid. Like ABSSSI, prosthetic joint infections are often caused by S. aureus, including MRSA. At this time, however, we do not intend to pursue Taksta as a treatment for ABSSSI. In December 2012, we initiated a Phase 2 trial of Taksta in patients with prosthetic joint infections.

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

Other Income (Expense), Net

Interest income consists of interest earned on our cash and equivalents as well as changes in fair value of warrants issued in connection with the August 2011 Notes. We expect our interest income to decrease as we fund the development of our programs.

Interest expense in 2010 consisted primarily of non-cash interest costs related to changes in the fair value of our Class C purchase option described below. Interest expense in 2011 consists of interest accrued under the August 2011 Notes and the Hercules loan as described below. Interest expense in 2012 consists of interest accrued and paid under the Hercules loan as described below as well as changes in fair value of warrants issued in connection with the Hercules warrant agreement as described below.

In August 2011, we issued unsecured convertible notes, referred to as the August 2011 Notes, in the original aggregate principal amount of $5.0 million. The August 2011 Notes bore interest at a rate of 10.0% per annum, originally were to mature on August 4, 2012 and precluded us from incurring any other debt in excess of $0.5 million or granting a security interest in any of our assets without the consent of the noteholders. This restriction was revised by our shareholders in connection with the Hercules loan (discussed below) in December 2011. Also in connection with the Hercules loan, in December 2011, we and the holders of the August 2011 Notes agreed to extend the maturity dates of the August 2011 Notes to May 29, 2016. We did not record any gain or loss in connection with the extension of the maturity date of the August 2011 Notes because we determined that the extension of the maturity date of the August 2011 Notes met the criteria of a troubled debt restructuring outlined in ASC Topic 470-60, Troubled Debt Restructurings. The August 2011 Notes converted into shares of common stock in connection with the IPO completed in February 2012. Additionally, we granted warrants to the holders of the August 2011 Notes, which, after completion of the IPO in February 2012, became exercisable for shares of common stock with an exercise price equal to the IPO price of $6.00.

In December 2011, we entered into a $20.0 million loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules (referred to as the December 2011 Note), pursuant to which we borrowed $10.0 million upon closing. The principal amount outstanding under the initial $10.0 million advance bears interest at the greater of (i) 9.55%, or (ii) the sum of 9.55% plus the prime lending rate, as published by the Wall Street Journal, minus 3.25% per annum. Prior to October 1, 2012, we had the ability to request an additional advance in the amount of $10.0 million. We elected not to request the additional borrowing and let the option expire. We will be required to make interest only payments through March 2013, which can be extended to June 30, 2013 upon satisfaction of certain conditions. Principal and interest payments will start after March 31, 2013 or any later extended date. The principal balance outstanding on the loan agreement and all accrued but unpaid interest thereunder will be due and payable on December 1, 2015. In addition, on the earliest to occur of (i) the loan maturity date, (ii) the date that we prepay all of the outstanding advances and accrued interest, or (iii) the date that all of the advances and interest become due and payable, we must pay Hercules a fee of $400,000. We granted Hercules a security interest in all of our assets, except for our intellectual property. Our obligations to Hercules include restrictions on borrowing, asset transfers, placing liens or security interests on our assets, including our intellectual property, mergers and acquisitions and distributions to stockholders.

In connection with the loan agreement, we entered into a warrant agreement with Hercules, under which Hercules has the right to purchase 39,038 shares of our common stock. The exercise price per share is equal to $10.25 per share, subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection. The warrant expires on December 20, 2021. Proceeds equal to the fair value of the warrants was recorded as a liability at the date of issuance and the borrowings under the Hercules loan will be increased to equal the face amount of the borrowings plus interest through interest expense over the term of the loan using the effective interest method. Each period up to our IPO, we marked to market the warrant and any changes in fair value were recorded in other income (expense).

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

We also reported other income of $0.5 million during the year ended December 31, 2010 due to our receipt of a qualifying therapeutic discovery project tax credit in this amount pursuant to Section 48D of the Internal Revenue Code. We did not have any other items of other income or expense during the years ended December 31, 2011 and 2012.

Accretion of Redeemable Preferred Shares

Our redeemable convertible preferred shares were initially recorded on our balance sheet at their cost, less associated issuance costs. The amount reflected on the balance sheet for our convertible preferred shares is increased by periodic accretion so that the amount reflected on the balance sheet will equal the aggregate redemption price at the redemption date. From inception through February 2012, the date of our IPO, we have recorded cumulative accretion related to share issuance costs of $0.3 million.

Yield was cumulative and payable to the holders of preferred shares in advance of any distributions on common shares but only when, if and as declared by our board of directors. The holders of Class C preferred shares had been earning an annual yield at a rate of 8.0% of the original purchase price since May 13, 2009. Through May 13, 2009, the holders of Class A preferred shares and Class B preferred shares earned an annual yield at a rate of 8.0% of the original purchase price. From inception through February 2012, the date of our IPO, we recorded cumulative yield of $13.7 million through periodic accretions which increase the carrying value of the preferred shares and is charged against additional paid-in capital to the extent available or shareholders’ equity (deficit).

The Class C holders had the right and option, after the fifth anniversary of the original issue date, or May 13, 2014, by a vote of 60% of the Class C holders (including at least one of two specified holders), to require us to redeem the Class C shares at a redemption price equal to the original price per share plus all cumulative and undeclared yield. If the Class C holders had elected to redeem their shares, the Class A and Class B holders would have had the right and option, by a vote of holders of two-thirds of the Class A and Class B shares, voting together as a single class, to require us to redeem the Class A and Class B shares at a redemption price equal to the original price per share plus all cumulative and undeclared dividends. All of our outstanding preferred shares converted into shares of common stock upon the completion of our IPO in February 2012.

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

Liability-classified warrants

In connection with the issuance of the August 2011 Notes, we issued warrants, referred to as the August 2011 Warrants, that have a term of seven years. The August 2011 Warrants gave holders the right to purchase a certain number of our shares or securities at a specified exercise price respective to the first of the following scenarios to occur: (i) a Company or subsidiary sale (as defined in the August 2011 Warrants); (ii) maturity of the August 2011 Notes; (iii) a Qualified Private Financing, or QPF; or (iv) an initial public offering. Upon either a Company or subsidiary sale or upon maturity of the August 2011 Notes, the August 2011 Warrants were convertible into the number of Class C preferred shares equal to 25% of the principal amount of the August 2011 Notes divided by the Class C Conversion Price. Upon either a QPF or a initial public offering, the August 2011 Warrants were convertible into the number of either the QPF or IPO securities equal to 25% of the principal amount of the August 2011 Notes divided by either the price per share of the securities issued in the QPF or the offering price of our common shares (or equivalent security) in the IPO, respectively. Upon completion of our IPO on February 8, 2012, the warrants became exercisable for 876,621 shares of our common stock at an exercise price of $6.00 per share.

The fair value of the warrants was determined using a Black-Scholes model. The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of our common stock, the historical volatility of the stock prices of our peer group, risk-free rates based on U.S. Treasury security yields, the expected term of the warrants and our dividend yield. Changes in these assumptions can materially affect the fair value estimate. We continued to classify the estimated fair value of the warrants as a liability until the completion of our IPO when the warrant liability was reclassified to additional paid-in capital.

In connection with the $20,000,000 loan and security agreement with Hercules under which we borrowed $10,000,000 upon closing on December 20, 2011, we entered into a warrant agreement with Hercules, under which Hercules has the right to purchase up to 39,038 shares of common stock at an exercise price per share of $10.25 subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection. The warrant expires on December 20, 2021. Proceeds equal to the fair value of the warrants will be recorded as a liability at the date of issuance and the borrowings under the Hercules loan will be increased to equal the face amount of the borrowings plus interest through interest expense over the term of the loan using the effective interest method.

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

Share-based compensation expense includes options granted to employees and non-employees and has been reported in our statements of operations as follows:

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Research and development	$58	$158	$520
General and administrative	108	286	1,149

Total	$166	$444	$1,669

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

•	we determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant;

•	the assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future;

•	we determine the average expected life of options based on the mid-point between the vesting date and the contractual term; and

•	we estimate forfeitures based on our historical analysis of actual option forfeitures.

The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2010, 2011, and 2012 are set forth below:

	Year Ended December 31,
	2010		2011		2012
	Employees	Non-employees	Employees	Non-employees	Employees	Non-employees
Volatility	75.2%	76.7%	73.9%	N/A	72.5%	53.5%
Risk-free interest rate	2.2%	3.1%	2.5%	N/A	1.3%	1.6%
Expected dividend yield	0.0%	0.0%	0.0%	N/A	0.0%	0.0%
Expected life of options (in years)	5.9	9.1	6.1	N/A	5.5	9.5

The following table presents the grant dates, number of underlying shares and related exercise prices of options granted to employees and non-employees, including non-employee directors, from January 1, 2010 through December 31, 2012, as well as the estimated fair value of the options and the underlying common shares on the grant date.

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

Once the enterprise value pursuant to the DCF analyses was determined, the enterprise value was allocated among our various classes of shares outstanding based on the characteristics of each such class and its claim on our assets. Our equity outstanding as of the valuation date included preferred shares, common shares and the Class C purchase option. Stock characteristics that were factored into the analyses included liquidation preferences, participation features, convertibility features and value sharing between classes of shares. Since the proceeds of any liquidation event were to be divided among the holders of our preferred shares prior to any distribution to the holders of our common shares, it was determined that the common shares have the nature of a call option, with a claim on the enterprise at an exercise price equal to the remaining value immediately after the preferred shares are liquidated. Accordingly, the option pricing method was used to estimate the value of our common shares. Under the option pricing method, taken into account were the relative seniority, rights, liquidation preferences and conversion ratios of the convertible preferred shares, common shares and the Class C purchase option as of the valuation date under the following two future shareholder exit or liquidity event scenarios: a sale of our company, referred to as the Sale scenario; and an IPO if we were not sold, referred to as the IPO scenario.

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

The board of directors then determined that there were events and circumstances that occurred between December 31, 2009 and July 2010 that indicated the fair value of our common shares should remain at the $2.09 as had been determined by the board in February 2010. The additional specific facts and circumstances considered by our board of directors for its July 2010 valuation included:

•	our having received $20.5 million from the closing of the second tranche of our Class C redeemable preferred share financing in April 2010;

•	preparation for enrollment in our solithromycin Phase 2 oral trial that commenced in July 2010; and

•	our having received favorable Taksta Phase 2 clinical trial data in July 2010.

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

In reassessing the fair value of our common shares, the board of directors considered the factors in their previous assessment of the December 8, 2010 fair value assessment, including:

•	in September 2010, we commenced enrollment of patients in our solithromycin Phase 2 oral trial;

•	in September 2010, we commenced enrollment of healthy volunteers in our Phase 1 IV trial of solithromycin;

•	in October 2010, we had a successful end of Phase 2 meeting with the FDA on Taksta for ABSSSI; and

•	in December 2010, we began significant discussions with potential partners for Taksta for ABSSSI.

In August 2011, we decided to pursue an initial public offering of our common shares and held an organizational meeting with underwriters. In light of this fact, management determined that it was prudent to reassess its previous determination of fair market value of common stock. Accordingly, a retrospective valuation was performed as of December 31, 2010 using a discounted cash flow, or DCF, method, which is an accepted method within the income approach, to determine the fair market value of our equity. To arrive at an average enterprise value, a DCF was prepared utilizing various scenarios, including: partnership funding for one or both solithromycin and Taksta; an acquisition of one or both solithromycin and Taksta; an acquisition of the entire company; partial partnership of one product candidate and no additional efforts on the other product candidate; and/or a liquidation of the company. In each of these scenarios, we prepared a discounted cash flow assessment, which included product revenue as early as 2015 and income from operations beginning in 2018. Once the fair market value for our equity was determined, it was allocated among our preferred and common shares using the probability weighted return method or PWERM. Under the PWERM approach, share value is derived from the probability weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class. The fair value of our common shares was estimated using a probability-weighted analysis of the present value of the returns afforded to common shareholders under eight future shareholder exit or liquidity event scenarios, including an IPO, a sale to a larger private or public company, and a liquidation of our company, each with different timelines and valuations. We discounted the probability-weighted cash flows from each liquidation date to the valuation date using our weighted-average cost of capital. In the retrospective valuation, the weightings previously assigned to an IPO exit scenario were updated to assign additional weighting to these outcomes. In addition, the timing of the exit scenarios was also updated in order to be consistent with the assumed IPO timeline established by management with the underwriters in August 2011.

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

In reassessing the fair value of our common shares, the board of directors considered the factors in their previous assessment of the March 1, 2011 fair value assessment, including:

•

in March 2011, the Data Safety Monitoring Board concluded that our Phase 2 oral trial of solithromycin would need no further meetings with that body, based upon the safety and efficacy data it had reviewed to date; and

•	we were in active discussions with multiple potential partners to potentially license multiple territories and channels for Taksta.

In August 2011, we decided to pursue an initial public offering of our common shares and held an organizational meeting with underwriters. In light of this fact, management determined that it was prudent to reassess its previous determination of fair market value of our common shares. Accordingly, a retrospective valuation was performed as of March 31, 2011 using a DCF method, which is an accepted method within the income approach, to determine the fair market value of our equity. To arrive at an average enterprise value, a DCF was prepared utilizing various scenarios, including: partnership funding for one or both solithromycin and Taksta; an acquisition of one or both solithromycin and Taksta; an acquisition of the entire company; partial partnership of one product candidate and no additional efforts on the other product candidate; and/or a liquidation of the company. In each of these scenarios, we prepared a discounted cash flow assessment, which included product revenue as early as 2015 and income from operations beginning in 2018. Once the fair market value for our equity was determined, it was allocated among our preferred and common shares using the probability weighted return method or PWERM. Under the PWERM approach, share value is derived from the probability weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class. The fair value of our common shares was estimated using a probability-weighted analysis of the present value of the returns afforded to common shareholders under eight future shareholder exit or liquidity event scenarios, including an IPO, a sale to a larger private or public company, and a liquidation of our company, each with different timelines and valuations. We discounted the probability-weighted cash flows from each liquidation date to the valuation date using our weighted-average cost of capital. In the retrospective valuation, the weightings previously assigned to an IPO exit scenario were updated to assign additional weighting to these outcomes. In addition, the timing of the exit scenarios was also updated in order to be consistent with the assumed IPO timeline established by management with the underwriters in August 2011.

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

Despite the fact that, prior to becoming a public company, there were no additional stock option grants since March 1, 2011, we performed a contemporaneous valuation of the fair market value of our common stock at August 1, 2011, September 30, 2011 and again at December 31, 2011, which indicated a fair market value of $6.46 per common share, $8.45 per common share and $9.88 at each valuation date, respectively.

In the August 1, 2011, September 30, 2011 and the December 31, 2011 contemporaneous valuations, the discounted cash flow, or DCF, method was consistently applied to determine the fair market value of our equity or enterprise value. Once the fair market value for the equity was determined, it was allocated among our preferred and common shares using the probability weighted return method, or PWERM. The fair value of our common shares was estimated using a probability-weighted analysis of the present value of the returns afforded to common shareholders under eight future exit or liquidity event scenarios, including: an initial public offering, or IPO; a sale to a larger private or public company; and a liquidation of the company; each with different timelines and valuations. We discounted the probability-weighted cash flows from each liquidation date to the valuation date using its weighted-average cost of capital. In the December 31, 2011 contemporaneous valuation, we assigned additional weighting to the IPO exit scenarios, which was based primarily on the consideration of our successes in various drug development programs, increased discussions with potential partners for Taksta and the filing of the registration statement on Form S-1 in October 2011. In addition, the other qualitative factors considered in the August 1, 2011, September 30, 2011 and December 31, 2011 contemporaneous valuations, included:

•

From a qualitative perspective, during the fourth quarter of 2011, we decided to immediately pursue the development of Taksta as a treatment for prosthetic joint infections, which decreased our expected development costs and increased our potential product revenue in future periods. These factors led to an increase in the fair value of our common stock in the fourth quarter of 2011;

•	In June 2011, we completed enrollment in the Phase 2 trial of oral solithromycin;

•	In July 2011, top-line data indicated efficacy and safety for the Phase 2 trial of oral solithromycin;

•	In August 2011, the Phase 2 data from the oral trial of solithromycin indicated comparable efficacy and safety to the comparable product in the trial;

•	In August 2011, subsequent to the data publication, we hired a consultant in the Japanese market to seek partner candidates for solithromycin;

•	In August and September 2011, increased interest in partnerships for Taksta was identified and successful meetings held with potential partners; and

•	In August and September 2011, interest in solithromycin significantly increased within our industry given the positive Phase 2 data.

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

The increases in the fair market value from $5.04 per common share at March 1, 2011 to $6.46 per common share at August 1, 2011 to $8.45 per common share at September 30, 2011 and to $9.88 per common share at December 31, 2011, were primarily driven by two items. First, the weightings of the exit scenarios was updated to reflect our discussions with underwriters surrounding our planned IPO, which indicated an IPO scenario on or before March 2012. The weightings associated with the exit scenarios were as follows as of March 1, 2011, August 1, 2011, September 30, 2011 and December 31, 2011, respectively:

Exit Scenario	March 1, 2011	August 2, 2011	September 30, 2011	December 31, 2011
IPO	62.5%	72.5%	75.0%	85.0%
Merger or acquisition	17.5%	17.5%	17.5%	10.0%
Liquidation	20.0%	10.0%	7.5%	5.0%

The change in the scenario weightings over these time periods increased the value per common share, as estimated exit value associated with the IPO scenarios was greater than the liquidation scenario. Second, as previously described, we discounted the probability-weighted cash flows from each liquidation date to the valuation date using our weighted-average cost of capital. As the remaining time between the valuation date and the most probable scenario, or IPO scenarios, of March 31, 2012 decreased in each of the respective valuations, the impact of the discount applied also decreased. These quantitative elements, coupled with the qualitative factors described above, led to increase in value associated with our equity.

As noted above, our board of directors estimated the fair value of our common stock during these periods based on contemporaneous valuations performed. We believe that the composition of our board of directors resulted in a fair and reasonable view of the stock value and, together with the valuations performed, resulted in a fair valuation of our common stock.

Results of Operations

Comparison of Year Ended December 31, 2011 and Year Ended December 31, 2012

The following table summarizes the results of our operations for each of the years ended December 31, 2011 and 2012, together with the changes in those items in dollars:

	Year Ended December 31,		Increase/ (Decrease)
	2011	2012
	(in thousands)
Revenue	$—	$—	$—
Research and development expense (1)	16,872	16,869	(3)
General and administrative expense (1)	3,708	6,069	2,361
Other income (expense), net	(641)	(1,289)	(648)

(1) Includes the following stock-based compensation expenses:
Research and development expense	$158	$520	$362
General and administrative expense	286	1,149	863

Revenue

We did not recognize any revenue for the years ended December 31, 2011 and 2012.

Research and Development Expense

Research and development expense remained consistent for the year ended December 31, 2012 compared to the year ended December 31, 2011 as a result of a $1.4 million decrease in expenses incurred for solithromycin, a $0.7 million increase in expenses incurred for Taksta and a $0.7 million increase in indirect expenses.

The $1.4 million decrease in expenses related to solithromycin for the year ended December 31, 2012 as compared to the year ended December 31, 2011 resulted primarily from decreases of $3.5 million related to the completion of our oral Phase 2 trial in 2011, $3.2 million related to API purchases in 2011 that did not recur in 2012 and $1.3 million of lower pre-clinical costs as partially offset by an increase of $4.5 million of costs related to the initiation of our Phase 3 trial for oral solithromycin in 2012, $0.8 million of increased drug development costs, and license fee and milestone payments of $1.0 million related to the achievement of the Phase 2 milestone with Optimer Pharmaceuticals and $0.4 million related to our entry into a licensing agreement with The Scripps Research Institute.

General and Administrative Expense

General and administrative expense increased by $2.3 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 as a result of increased employee expense of $1.2 million, primarily stock compensation expense, director and officer insurance of $0.4 million and professional service fees of $0.7 million, all of which are related to our being a public company.

Other Income (Expense), Net

Other income (expense), net decreased by $0.7 million in the year ended December 31, 2012 compared to the year ended December 31, 2011 as a result of a $0.1 million increase in fair value adjustments recorded as interest income and a $0.8 million increase in interest expense related to the August and December 2011 Notes.

Comparison of Year Ended December 31, 2010 and Year Ended December 31, 2011

The following table summarizes the results of our operations for each of the years ended December 31, 2010 and 2011, together with the changes in those items in dollars and as a percentage:

	Year Ended December 31,		Increase/ (Decrease)
	2010	2011
	(in thousands)
Revenue	$—	$—	$—
Research and development expense (1)	15,474	16,872	1,398
General and administrative expense (1)	3,198	3,708	510
Other income (expense), net	(1,002)	(641)	(361)
(1) Includes the following stock-based compensation expenses:
Research and development expense	$58	$158	$100
General and administrative expense	108	286	178

Revenue

We did not recognize any revenue for the years ended December 31, 2010 and 2011.

Research and Development Expense

Research and development expense increased by $1.4 million for the year ended December 31, 2011 compared to the year ended December 31, 2010 as a result of a $4.0 million increase in direct expenses incurred for solithromycin and a $2.6 million decrease in direct expenses incurred for Taksta. Enrollment of patients in the oral Phase 2 trials of solithromycin was the primary cause of the increase in direct research and development expenses of $4.0 million during the year ended December 31, 2011 compared to the year ended December 31, 2010. We did not conduct any clinical trials for Taksta in 2011, which resulted in decreased direct research and development expenses of $2.6 million during the year ended December 31, 2011 compared to the year ended December 31, 2010, when Taksta was completing its Phase 2 clinical trial. Indirect research and development expenses decreased by $0.1 million during the year ended December 31, 2011 compared to the year ended December 31, 2010 as a result of decreased consulting costs.

General and Administrative Expense

General and administrative expense increased $0.5 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. Financing activities in 2011 drove increases in legal, accounting and tax services that were partially offset by decreases in employee costs and information technology services from reduced headcount in business development and a change in IT service provider.

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

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in November 2005 through December 31, 2012, we have funded our operations primarily with $176.4 million from debt, and the sale of convertible notes, convertible preferred shares, common shares and common stock.

The gross proceeds we have received from the issuance and sale of our convertible notes and preferred and common shares are as follows:

Issue		Number of Shares	Gross Proceeds
Class A	2006	789,191	$7,497	(1)
Class A	2007	1,557,895	14,800
Class B	2007	809,717	10,000
Class C	2009	2,488,686	25,500
Class C	2010	2,000,700	20,500
August 2011 Notes	2011	—	5,000
December 2011 Note	2011	—	10,000
Common Stock / Initial Public Offering	2012	9,660,000	57,960
Common Stock / Private Placement	2012	3,864,461	25,119

(1)	Includes $3,197 of converted notes payable and accrued interest.

As of December 31, 2012, we had cash and equivalents of approximately $70.1 million.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$(17,553)	$(18,315)	$(23,107)
Investing activities	(162)	(13)	(8)
Financing activities	20,499	13,882	77,622

Net increase (decrease) in cash and equivalents	$2,784	$(4,446)	$54,507

Operating Activities. Cash used in operating activities of $17.6 million during the year ended December 31, 2010 was primarily a result of our $19.7 million net loss, partially offset by changes in operating assets and liabilities of $0.4 million and non-cash items of $1.7 million of which $1.5 million was attributable to the change in the fair value of the Class C purchase option. Cash used in operating activities of $18.3 million during the year ended December 31, 2011 was primarily a result of our $21.2 million net loss, coupled with changes in operating assets and liabilities of $2.0 million, partially offset by non-cash items of $0.9 million. Cash used in operating activities of $23.1 million during the year ended December 31, 2012 was primarily a result of our $24.2 million net loss, coupled with changes in operating assets and liabilities of $0.9 million, partially offset by non-cash items of $2.0 million.

Investing Activities. Net cash used in investing activities was $0.2 million for the year ended December 31, 2010, $13,000 for the year ended December 31, 2011, and $8,000 for the year ended December 31, 2012. Cash used in investing activities during all of these periods reflected our purchases of equipment.

Financing Activities. Net cash provided by financing activities was $20.5 million for the year ended December 31, 2010, $13.9 million for the year ended December 31, 2011, and $77.6 million for the year ended December 31, 2012. The cash provided by financing activities in 2010 consisted primarily of proceeds from the second closing of Class C shares of $20.5 million partially offset by $9,000 of issuance costs. The cash provided by financing activities in the year ended December 31, 2011 consisted primarily of proceeds from the August 2011 Notes of $5.0 million and the Hercules loan of $10.0 million offset by $307,000 of issuance costs and $881,000 of IPO issuance costs. Additionally, we received $70,000 of proceeds from the issuance of common shares pursuant to the exercise of stock options. The cash provided by financing activities of $77.6 million in the year ended December 31, 2012 consisted of gross proceeds of $58.0 million from the IPO and a $25.0 million private placement, respectively offset by $3.9 million and $1.7 million of underwriting discounts and offering costs.

Funding Requirements

To date, we have not generated any product revenue from our development stage product candidates or from any other source. We do not know when, or if, we will generate any product revenue. We do not expect to generate product revenue unless and until we obtain marketing approval of, and commercialize solithromycin and/or Taksta or any of our other product candidates. At the same time, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, solithromycin and Taksta and our other product candidates. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We will need substantial additional funding in connection with our continuing operations.

We expect that our existing cash and equivalents, including interest thereon, will enable us to fund our operating expenses and capital expenditure requirements into 2015. This projection does not include funds to initiate the solithromycin Phase 3 IV-to-oral clinical trial. We will need to obtain additional financing for the continued development of solithromycin, Taksta and our other product candidates and prior to the commercialization of any of these product candidates. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates.

Our future capital requirements will depend on many factors, including:

•

the progress, costs and results of our ongoing oral solithromycin Phase 3 trial, the results of our planned end-of-Phase 2 meeting with the FDA for the planned Phase 3 IV-to-oral trial for solithromycin, our ongoing Taksta Phase 2 trial and any future trials for solithromycin and Taksta;

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

Until we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of any securities may include liquidation or other preferences that adversely affect our stockholders’ rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, such as currently imposed under the loan from Hercules. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2012 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	1-3 years	4-5 years	More Than 5 years
Operating lease	$243	$243	$—	$—
The Scripps Research Institute	798	168	170	460
December 2011 Note	10,400	10,400	—	—
Interest on December 2011 Note	1,792	1,792	—	—

Total	$13,233	$12,603	$170	$460

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

Under the terms of the TSRI agreement, we are also required to pay additional fees on royalties, sublicensing and milestone payments if we, an affiliate, or a sub licensee challenges the validity or enforceability of any of the patents licensed under the agreement. Such increased payments would be required until all patent claims subject to challenge are invalidated in the particular country where such challenge was mounted.

The term of the TSRI license agreement (and the period during which we must pay royalties to TSRI in a particular country for a particular product) will end, on a country-by-country and product-by-product basis, at such time as no patent rights licensed from TSRI cover a particular product in the particular country. We have included in the table above the annual payments due TSRI, but have not included any other payments because we cannot estimate if, when or in what amounts such payments will become due under the agreement.

In November 2011, we entered into a new operating lease agreement for our current office space in Chapel Hill, North Carolina. The new lease term is 42 months with an expiration date of November 30, 2014. Aggregate lease payments over the term will be $401,248.

In December 2011, we entered into a $20,000,000 loan and security agreement with Hercules and borrowed $10,000,000 upon closing. In connection with the loan agreement, we entered into a warrant agreement with Hercules, under which Hercules has the right to purchase up to 39,038 shares of common stock at an exercise price of $10.25 per share. In addition, on the earliest to occur of (i) the loan maturity date, (ii) the date that we prepay all of the outstanding advances and accrued interest, or (iii) the date that all of the advances and interest become due and payable, we must pay Hercules a fee of $400,000.

In March 2006, we entered into a Collaborative Research and Development and License Agreement with Optimer. Under the terms of the Optimer agreement, we acquired exclusive rights to further develop and commercialize certain Optimer technology worldwide, excluding ASEAN countries. As partial consideration for this license, during 2007 and 2006, we issued to Optimer an aggregate of 1,193,638 common shares with a total value of $0.2 million. We also have an obligation to make additional payments upon achievement of specified development, regulatory and commercialization milestones. The aggregate amount of such milestone payments we may need to pay is based in part on the number of products developed under the agreement. The aggregate amount of such payments would be $27.5 million if four products are developed and gain FDA approval. Additional limited milestone payments would be due if we develop more than four products. In July 2010, we made a $0.5 million milestone payment to Optimer after our successful completion of the Phase 1 trial for oral solithromycin and in July 2012 we made a $1.0 million milestone payment upon completion of our discussions with the FDA for the protocol for our proposed pivotal Phase 3 trial for oral solithromycin. Optimer can elect to receive certain milestone payments in cash or in shares of our common stock having an equivalent fair market value. We are also obligated to make tiered, mid-single-digit royalty payments to Optimer based on annual net sales of licensed products outside the ASEAN countries, which royalties are subject to reduction in the event additional licenses are obtained from third parties in order to practice our rights under the agreement and/or we are required to grant a compulsory license to a third party. We have not included these payments in the table above because we cannot estimate if, when or in what amounts such payments will become due under this agreement.

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

Net Operating Losses

As of December 31, 2012, the Company had federal net operating loss carryforwards of approximately $68.6 million and state net economic loss tax carryforwards of approximately $67.6 million. The net operating loss carryforwards begin to expire in 2026 and 2021 for federal and state tax purposes, respectively. The Company also had federal research and development credit carryforwards of approximately $2.5 million which begin to expire in 2026 and federal charitable contribution carryforwards of approximately $76,000 which begin to expire in 2014.

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

Recent Accounting Pronouncements

In February 2013, FASB issued guidance establishing new requirements for disclosing reclassifications of items out of accumulated other comprehensive income. Specifically, (1) disclosure is required of the changes in components of accumulated OCI, (2) disclosure is required of the effects on individual line items in net income for each item of accumulated OCI that is reclassified in its entirety to net income, and (3) cross references are required to other disclosures that provide additional details for OCI items that are not reclassified in their entirety to net income. The guidance will be effective for interim and annual periods beginning after December 15, 2012. We are in the process of evaluating this guidance and currently do not believe that it will have a material effect on our consolidated financial statements.

Cautionary Statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Item 1A. Risk Factors”.

Statements contained in this Form 10-K that are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: risks related to the costs, timing, regulatory review and results of our studies and clinical trials; our ability to obtain FDA approval of our product candidates; differences between historical studies on which we have based our planned clinical trials and actual results from our trials; our anticipated capital expenditures, our estimates regarding our capital requirements, and our need for future capital; our liquidity and working capital requirements; our expectations regarding our revenues, expenses and other results of operations; the unpredictability of the size of the markets for, and market acceptance of, any of our products; our ability to sell any approved products and the price we are able realize; our need to obtain additional funding and our ability to obtain future funding on acceptable terms; our ability to retain and hire necessary employees and to staff our operations appropriately; our ability to compete in our industry and innovation by our competitors; our ability to stay abreast of and comply with new or modified laws and regulations that currently apply or become applicable to our business; estimates and estimate methodologies used in preparing our financial statements; the future trading prices of our common stock and the impact of securities analysts’ reports on these prices; and the risks set out in our filings with the SEC.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during 2010, 2011 or 2012.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting due to an exemption provided by the JOBS Act for emerging growth companies.

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

Executive Officers

As of March 7, 2013, our executive officers are Dr. Prabhavathi Fernandes, our President and Chief Executive Officer and Mark W. Hahn, our Chief Financial Officer. Information for each is provided below.

Name	Age (as of 03/8/13)	Business Experience For Last Five Years

Prabhavathi Fernandes, Ph.D.	63	Dr. Fernandes, one of our founders, has been our President and Chief Executive Officer and a member of our board of directors since our founding in November 2005. Prior to that, she was President and Chief Executive Officer of several privately-held companies, including DarPharma, Inc. from 2003 to 2005, Ricerca Biosciences from 2000 to 2003 and Small Molecule Therapeutics from 1998 to 2000. Dr. Fernandes was Vice President, Drug Discovery of Bristol-Myers Squibb Company from 1988 to 1998, Senior Director of Squibb Pharmaceutical Research Institute from 1987 to 1988, Senior Project Leader of Abbott Laboratories from 1983 to 1987 and Senior Microbiologist of the Squibb Institute for Medical Research, the research division of E.R. Squibb and Sons, from 1980 to 1983. During her years at Squibb, Abbott and Bristol-Meyers Squibb, she was directly involved in the development of numerous antibiotics, four of which have been approved by the FDA and one achieving sales over a billion dollars. She has served on the advisory board of Optimer Pharmaceuticals, Inc. since 2004 and the supervisory board of GPC Biotech AG from 2004 to 2008. Dr. Fernandes served on the product development working group for Biodefense for the National Institute of Allergy and Infectious Diseases from 2003 to 2004 and the U.S. Congressional Panel for Assessment of Impact of Antibiotic Resistant Bacteria and the American Society for Microbiology Advisory Panel for Antibiotic Resistance from 1991 to 1995. Dr. Fernandes holds a B.S. in botany, zoology and chemistry from the University of Bangalore (India), an M.S. in microbiology from the Christian Medical College (India) and a Ph.D. in microbiology from Thomas Jefferson University, Philadelphia,

Mark W. Hahn	50	Mr. Hahn has been our Executive Vice President and Chief Financial Officer since February 2010. From 2008 to 2009, Mr. Hahn was the Chief Financial Officer of Athenix Corp., an agricultural biotechnology company, leading its merger with Bayer CropScience, where he served as Finance Director into 2010. Mr. Hahn has been the chief financial officer of various companies including GigaBeam Corporation, a telecommunications equipment company, from 2007 to 2008; BuildLinks, Inc., a software company, from 2002 to 2007; PerformaWorks, Inc., a software company, from 2001 to 2002; and Charles & Colvard, Ltd., a consumer products company, from 1996 to 2001. Mr. Hahn also served in various capacities, culminating in Senior Manager, at Ernst & Young and its predecessors from 1984 until 1996. Mr. Hahn holds a B.B.A. in accounting and finance from the University of Wisconsin-Milwaukee and is a certified public accountant in the State of Maryland and North Carolina.

The other information required by this Item concerning our directors is incorporated by reference from the section captioned “Proposal No. 1—Election of Directors” and “Corporate Governance” contained in our proxy statement related to the 2013 Annual Meeting of Stockholders scheduled to be held on May 23, 2013 which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

Compensation Objectives and Components

Our Chief Executive Officer and Chief Financial Officer are our only executive officers, who we refer to as our Named Executive Officers. Our Board has delegated responsibility for creating and reviewing the compensation of our entire senior management team, including our Named Executive Officers, to the Compensation Committee of our Board.

The primary objectives of the Compensation Committee with respect to executive compensation are to attract, retain and motivate executive officers who will make important contributions to the achievement of our business goals and success. The Compensation Committee believes that the most effective executive compensation program will reward the achievement of annual, long-term and strategic goals of our company. Our executive compensation program has been designed to link short- and long-term cash and equity incentives to the achievement of measurable corporate and individual performance objectives, and to align executives’ incentives with shareholder value creation. To achieve these objectives, the Compensation Committee has recommended that we maintain, and expects to continue to recommend further implementation of, compensation plans that tie a substantial portion of our Named Executive Officers’ overall compensation to our research, development, and operational performance.

Prior to our initial public offering in February 2012, we had not retained compensation consultants to review our policies and procedures relating to executive compensation. The Compensation Committee, with the input of management, developed our compensation plans by utilizing publicly available compensation data for national and regional companies in the pharmaceutical industry. The Compensation Committee also considered competitive market practices based on the experience of the members of the Compensation Committee. While disparities in market capitalization, size, product pipeline and other factors may exist, we believe that the practices of national, regional and other companies in the pharmaceutical industry provide us with appropriate comparative compensation guidance, because these companies operate in our same industry, tend to have similar organizational structures and tend to compete with us for executives and other employees. We selected companies against which to measure our compensation practices in an informal manner and did not establish a definitive group of peer companies against which we measured ourselves. The companies we selected depended on the data that was available to us, publicly or otherwise, at the time we reviewed our compensation practices. Subsequent to our initial public offering, we engaged Pay Governance, LLC, an independent compensation consultant, to review our executive compensation practices. The Compensation Committee, with the assistance of Pay Governance, developed a group of 15 public companies as our peers, which peer group was used by Pay Governance to conduct an executive compensation benchmarking study in March 2012. Based on the results of this benchmarking study, as well as other factors considered by the Compensation Committee, the Compensation Committee increased the salaries of our named executive officers and their target bonuses in 2012 to be more competitive. In the future, the Compensation Committee intends to use information provided from that review, as well as information gathered by the Committee as it has done in the past, to guide our policies and procedures relating to executive compensation.

Based on these overall objectives and philosophy, the Compensation Committee has designed an executive compensation program that generally seeks to bring base salaries and total executive compensation in line with the companies at a similar stage of clinical development represented in the compensation data we review. Our program allows the Compensation Committee to determine each component of an executive’s compensation based on a number of factors, including (a) the executive’s overall experience and skills (with an emphasis on particular industry experience), (b) the executive’s position and responsibilities in comparison to other executives at the company and (c) the demand within our market for the executive’s skills relative to other executives in our industry.

The principal components of our executive compensation program are base salary, annual bonus, and long-term incentives. Our Compensation Committee believes that each component of executive compensation must be evaluated and determined with reference to competitive market data, individual and corporate performance, our recruiting and retention goals, internal equity and consistency, and other information we deem relevant. We believe that in the pharmaceutical industry stock option awards are a primary motivator in attracting and retaining executives, in addition to salary and cash incentive bonuses. The Board, generally based on a recommendation of the Compensation Committee, approves all salary increases, as well as bonuses and stock option awards, if any, for Named Executive Officers. Annual base salary increases and annual bonuses, to the extent granted, are generally implemented during the first calendar quarter of the year.

We provide base salaries for our Named Executive Officers to compensate them for their services rendered during the fiscal year. Base salaries for our Named Executive Officers have been established based on their position and scope of responsibilities, their prior experience and training, and competitive market compensation data we review for similar positions in our industry. Base salaries are reviewed periodically and may be increased for merit reasons based on the executive’s performance, for retention reasons or if the base salary is not competitive to salaries paid by comparative companies for similar positions. Additionally, we may adjust base salaries throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities.

We have also implemented an annual cash incentive performance program, under which annual corporate goals are proposed by management and approved by the Compensation Committee at the start of each calendar year. These corporate goals include the achievement of qualitative operational goals and predefined research and development milestones. Each goal is weighted as to importance by the Compensation Committee. The individual performance of our Named Executive Officers is based on the level of achievement of a combination of corporate goals and goals related to their respective areas of responsibility. Annual cash bonuses granted to our Named Executive Officers are tied to the achievement of these corporate goals.

Our equity-based long-term incentive program is designed to align our Named Executive Officers’ long-term incentives with shareholder value creation. We believe that long-term participation by our executive officers in equity-based awards is a critical factor in the achievement of long-term company goals and business objectives. Our 2006 Plan allowed and our 2011 Plan allows the grant to executive officers of stock options, as well as other forms of equity incentives, as part of our overall compensation program. We typically make an initial award of stock options to new executives in connection with the commencement of their employment. These grants generally have an exercise price equal to the fair market value of our common stock on the grant date and a vesting schedule of 1/4 vesting after one year and the remaining award vesting in equal monthly installments over the next three years. The initial stock option awards are intended to provide the executive with incentive to build value in our company over an extended period of time and to maintain competitive levels of total compensation. The size of the initial stock option award is determined based on numerous factors, including the executive’s skills and experience, the executive’s responsibilities with us and an analysis of the practices of national, regional and other companies in the pharmaceutical industry similar in size to us. Thereafter, our practice is to make annual stock option awards as part of our overall performance management program. Typically, these grants are made to ensure the executive’s average equity and option amounts are in line with similar positions at comparable companies. As with base salary and initial equity award determinations, a review of all components of the executive’s compensation is conducted when determining annual equity awards to ensure that an executive’s total compensation conforms to our overall philosophy and objectives.

Other Compensation

We maintain broad-based benefits and perquisites that are provided to all eligible employees, including health insurance, life and disability insurance, dental insurance and paid vacation.

Severance and Change in Control Benefits

We do not have employment arrangements with either of our Named Executive Officers or any other employee. As such, none of our Named Executive Officers are entitled to severance or change in control benefits. However, each Named Executive Officer is entitled to receive any amounts earned during the term of his or her employment, including salary and unused vacation pay regardless of the manner in which a Named Executive Officer’s employment terminates.

Tax and Accounting Considerations

U.S. federal income tax generally limits the tax deductibility of compensation we pay to our Named Executive Officers to $1.0 million in the year the compensation becomes taxable to the executive officers. There is an exception to the limit on deductibility for performance-based compensation that meets certain requirements. Although deductibility of compensation is preferred, tax deductibility is not a primary objective of our compensation programs. Rather, we seek to maintain flexibility in how we compensate our executive officers so as to meet a broader set of corporate and strategic goals and the needs of shareholders, and as such, we may be limited in our ability to deduct amounts of compensation from time to time. Accounting rules require us to expense the cost of our stock option grants. Because of option expensing and the impact of dilution on our shareholders, we pay close attention to, among other factors, the type of equity awards we grant and the number and value of the shares underlying such awards.

Summary Compensation Table

The following table sets forth information concerning the compensation paid or accrued to our Named Executive Officers in 2011 and 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option awards(1) ($)	Non-equity incentive plan compensation(2) ($)	All other compensation(3) ($)	Total ($)
Prabhavathi Fernandes, Ph.D.	2012	391,356	—	762,000	136,779	45,855	1,335,990
Director, President and	2011	275,000	—	—	70,744	33,481	308,481
Chief Executive Officer

Mark Hahn	2012	250,027	—	190,500	51,568	24,278	516,373
Executive Vice President and	2011	203,333	—	—	47,569	22,152	225,485
Chief Financial Officer

(1)	The reported amounts represent the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 2 of the financial statements included in this report.

(2)	Non-equity incentive plan compensation represents amounts earned in 2011 and 2012 as annual performance awards, which were paid in 2012 and 2013, respectively.

(3)	These amounts represent the following in 2011 and 2012, respectively: for Dr. Fernandes, $9,800 and $10,000 in 401(k) matching contributions, $2,527 and $2,778 in life, disability, and accidental death and dismemberment insurance premiums paid by us on her behalf, and $21,154 and $33,077 in unused paid time off; and for Mr. Hahn, $8,271 and $10,000 in 401(k) matching contributions, $2,458 and $2,528 in life, disability, and accidental death and dismemberment insurance premiums paid by us on his behalf, and $11,423 and $11,750 in unused paid time off.

Employment Arrangements

We do not have employment arrangements with either of our Named Executive Officers or any other employee.

Outstanding Equity Awards at Fiscal Year-End 2012

The following table contains certain information concerning unexercised options for the Named Executive Officers as of December 31, 2012.

	Option Awards
Name	Grant date	Number of securities underlying unexercised options exercisable(#)	Number of securities underlying unexercised options unexercisable(#)	Option exercise price ($)	Option expiration date
Prabhavathi Fernandes, Ph.D.(1)	03/20/12	—	100,000	7.62	03/19/22
	12/08/10	20,349	20,349	2.09	12/07/20
	07/28/10	22,754	11,379	2.09	07/28/20
	08/10/09	68,493	13,701	2.09	08/09/19
	06/03/08	54,273	—	2.47	06/03/18
	08/08/06	12,105	—	1.43	08/07/16

Mark W. Hahn(1)	03/20/12	—	25,000	7.62	03/19/22
	12/08/10	4,537	4,537	2.09	12/07/20
	07/28/10	5,095	2,548	2.09	07/28/20
	02/02/10	38,098	8,792	2.09	02/01/20

(1)

In respect of the awards granted on March 20, 2012, all will vest on the first anniversary of the grant date. In respect of the awards granted on July 28 and December 8, 2010, 1/48th of the options vest at the end of each month over 48 months, beginning on April 26, 2010 for the July options and 30 days after the grant date for the December options. In respect of the awards granted on June 3, 2008 and August 10, 2009, 1/4th of the options vest on the first anniversary of the grant date, and 1/48th of the options vest at the end of each month after the first anniversary over 36 months. In respect of the awards granted on February 2, 2010, 1/48th of the options vest at the end of each month over 48 months, beginning on September 25, 2009.

Potential Payments on Change of Control

We do not have employment arrangements with either of our Named Executive Officers or any other employee. As such, none of our Named Executive Officers are entitled to severance or change in control benefits. However, each Named Executive Officer is entitled to receive any amounts earned during the term of his or her employment, including salary and unused vacation pay regardless of the manner in which a Named Executive Officer’s employment terminates.

Director Compensation

Director Compensation in Fiscal 2012

The following table shows the compensation earned by each non-employee director of our company for the year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Dov Goldstein, M.D.	36,000	114,300	150,300
John Johnson	33,750	114,300	148,050
Richard Kent, M.D.	30,000	114,300	144,300
Garheng Kong, M.D., Ph.D.	63,750	137,160	200,910
I. Wistar Morris III(3)	—	114,300	114,300
P. Sherrill Neff	30,000	114,300	144,300
David Gill	37,500	188,750	226,250

(1)	The reported amounts represent the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 2 of the financial statements included in this report.

(2)	At December 31, 2012, the following directors held options to purchase common shares in the following amounts: Dr. Goldstein, 15,000 shares; Mr. Johnson, 43,784 shares; Dr. Kent, 15,000 shares; Dr. Kong, 46,784 shares; and Mr. Neff, 15,000.

(3)	Mr. Morris ceased to be a director on May 23, 2012.

Directors Compensation Plan

Prior to our initial public offering in February 2012, we did not pay our non-employee directors any cash compensation other than John Johnson (as described above) and one other former director, and only provided equity compensation, in the form of options, to Mr. Johnson (as described above), Dr. Garheng Kong and one other former director. Subsequent to our initial public offering, our Board, with the assistance of Pay Governance, LLC, an independent compensation consultant, determined that compensation for directors should be a mix of cash and equity-based compensation. Beginning March 20, 2012, all members of the Board receive an annual cash retainer of $35,000. The Chairman of the Board, if not a Named Executive Officer, receives an additional annual cash retainer of $35,000. The chairman of our Audit Committee receives an additional annual cash retainer of $15,000. The chairman of our Compensation Committee receives an additional cash retainer of $15,000 in 2012, reduced to $10,000 for each year thereafter. The chairman of the Nominating and Governance Committee receives an additional annual cash retainer of $8,000. Other members of our Audit Committee, Compensation Committee and Nominating and Governance Committee receive additional annual cash retainers of $5,000. Beginning in 2012, each director receives an initial grant of 25,000 option shares when first appointed to the Board and thereafter annual grants of 15,000 option shares. The Chairman of the Board, if not a Named Executive Officer, receives an additional annual grant of 3,000 option shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the indicated information as of December 31, 2012 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by our shareholders	1,162,602	$4.18	1,063,399
Equity compensation plans not approved by our shareholders	39,038	$10.25	—

Total	1,201,640		1,063,399

Our equity compensation plans consist of the Sixth Amended and Restated 2006 Stock Plan and the 2011 Equity Incentive Plan, both of which were approved by our stockholders.

The shares included in the table that were not approved by our stockholders are issuable pursuant to warrants issued to Hercules as part of the loan and security agreement we entered into with Hercules, pursuant to which we have borrowed $10 million.

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

(3) Exhibits. The following exhibits are included herein or incorporated herein by reference:

Exhibit No.	Description

1.1	Form of Underwriting Agreement. (3)

2.1	Form of Plan of Conversion of Cempra Holdings, LLC. (5)

3.1	Certificate of Incorporation of Cempra, Inc. (2)

3.2	Form of Bylaws of Cempra, Inc. (5)

3.3	Certificate of Formation of Cempra Holdings, LLC dated May 16, 2008. (5)

3.4	Cempra Holdings, LLC Second Amended and Restated Limited Liability Company Agreement dated as of May 13, 2009, as amended. (5)

4.1	Specimen of Common Stock Certificate of Cempra, Inc. (3)

4.2	Form of Registration Rights Agreement by and among Cempra, Inc. and certain of its stockholders, to be effective upon the corporate conversion. (5)

4.3	Cempra Holdings, LLC Preferred Unit Purchase Warrant and Global Amendment thereto dated October 11, 2011. (5)

4.4	Cempra Holdings, LLC Unsecured Convertible Promissory Note and Global Amendment thereto dated October 11, 2011. (5)

4.5	Warrant Agreement, dated December 20, 2011, between Cempra Holdings, LLC and Hercules Technology Growth Capital, Inc. (3)

4.6	Global Amendment, dated December 20, 2011, to Cempra Holdings, LLC Unsecured Convertible Promissory Note dated August 5, 2011, as amended October 11, 2011. (3)

4.7	Fifth Amendment to Cempra Holdings, LLC Second Amended and Restated Limited Liability Company Agreement, effective as of January 12, 2012. (1)

4.8	Registration Rights Agreement, dated October 18, 2012 among Cempra, Inc. and the investors named therein. (7)

10.1	Forms of Indemnification Agreements by and between Cempra, Inc. and its directors. (5)

Exhibit No.	Description

10.2	Cempra, Inc. Sixth Amended and Restated 2006 Stock Plan. (2)

10.3	Cempra, Inc. 2011 Equity Incentive Plan and Form of Stock Option Agreement thereunder. (2)

10.4*	Collaborative Research and Development and License Agreement dated March 31, 2006, by and between Cempra Pharmaceuticals, Inc. and Optimer Pharmaceuticals, Inc. (5)

10.5*	Supply Agreement effective March 15, 2011, by and among CEM-102 Pharmaceuticals, Inc., Ercros S.A. and Gyma Laboratories of America, Inc. (5)

10.6	Office Lease Agreement dated November 9, 2011 between Cempra Pharmaceuticals, Inc. and Property Reserve, Inc. (4)

10.7	Loan and Security Agreement dated December 20, 2011 between Cempra Holdings, LLC and Hercules Technology Growth Capital, Inc. (3)

10.8	Secured Promissory Note dated December 20, 2011, issued by Cempra Holdings, LLC to Hercules Technology Growth Capital, Inc. (3)

10.9*	License Agreement, effective June 12, 2012, between The Scripps Research Institute and Cempra Pharmaceuticals, Inc. (6)

10.10	Securities Purchase Agreement, dated October 18, 2012 among Cempra, Inc. and the investors named therein. (7)

10.11**	API Manufacturing and Supply Agreement, dated as of January 30, 2013, by and between Wockhardt Ltd. and Cempra Pharmaceuticals, Inc.

21.1	List of subsidiaries of Cempra Holdings, LLC. (5)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	The Registrant has received confidential treatment with respect to portions of this exhibit. Those portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.
**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 5 to Registration Statement on Form S-1 filed on January 30, 2012.
(2)	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed on January 13, 2012.
(3)	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed on December 22, 2011.
(4)	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed on November 22, 2011.
(5)	Incorporated by reference to the exhibit filed in the Registrant’s Registration Statement on Form S-1 filed on October 12, 2011.
(6)	Incorporated by reference to the exhibit filed in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 8, 2012.
(7)	Incorporated by reference to the exhibit filed in the Registrant’s Current Report on Form 8-K filed on October 24, 2012.

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

Signature	Title	Date

/s/ Prabhavathi Fernandes, Ph.D. Prabhavathi Fernandes, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2013

/s/ Mark W. Hahn Mark W. Hahn	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2013

/s/ Garheng Kong, M.D., Ph.D. Garheng Kong, M.D., Ph.D.	Chairman of the Board	March 7, 2013

/s/ Dov Goldstein, M.D. Dov Goldstein, M.D.	Director	March 7, 2013

/s/ John H. Johnson John H. Johnson	Director	March 7, 2013

/s/ Richard Kent, M.D. Richard Kent, M.D.	Director	March 7, 2013

/s/ P. Sherrill Neff P. Sherrill Neff	Director	March 7, 2013

/s/ David N. Gill David N. Gill	Director	March 7, 2013

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

CEMPRA, INC.

(A Development Stage Company)

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2012, and 2011	F-3
Consolidated Statements of Operations for the Years ended December 31, 2012, 2011, 2010 and the period from November 18, 2005 (inception) to December 31, 2012	F-4
Consolidated Statements of Redeemable Preferred Shares and Shareholders’ Equity (Deficit) for the period from November 18, 2005 (inception) to December 31, 2012	F-5
Consolidated Statements of Cash Flows for the Years ended December 31, 2012, 2011, 2010 and the period from November 18, 2005 (inception) to December 31, 2012	F-8
Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cempra, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of redeemable preferred shares and shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Cempra, Inc. and its subsidiaries (a development stage enterprise) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 and cumulatively for the period from November 18, 2005 (date of inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

March 7, 2013

CEMPRA, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2011	December 31, 2012
Assets
Current assets
Cash and equivalents	$15,602,264	$70,108,754
Prepaid expenses	284,040	264,981
Deferred offering expenses	880,742	—

Total current assets	16,767,046	70,373,735

Furniture, fixtures and equipment, net	81,920	43,217
Deposits	9,870	321,394

Total assets	$16,858,836	$70,738,346

Liabilities
Current liabilities
Accounts payable	$2,980,878	$2,171,633
Accrued expenses	545,300	341,918
Accrued payroll and benefits	421,101	604,548
Warrant liability	1,120,849	—
Current portion of long-term debt	—	2,226,610

Total current liabilities	5,068,128	5,344,709

Convertible notes payable	4,457,927	—
Long-term debt	9,503,895	7,623,285

Total liabilities	19,029,950	12,967,994

Commitments and Contingencies

Redeemable Convertible Preferred Shares	94,514,036	—

Shareholder’s Equity (Deficit)
Common shares; 100,000,000 shares authorized, no par value; 533,839 shares issued and outstanding at December 31, 2011 and none issued and outstanding at December 31, 2012	—	—
Common stock; $.001 par value; none issued and outstanding at December 31, 2011 and 80,000,000 shares authorized; 24,903,774 shares issued and outstanding at December 31, 2012	—	24,904
Additional paid-in capital	—	178,970,975
Deficit accumulated during the development stage	(96,685,150)	(121,225,527)

Total shareholders’ equity (deficit)	(96,685,150)	57,770,352

Total liabilities, redeemable convertible preferred shares and shareholders’ equity (deficit)	$16,858,836	$70,738,346

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Operations

				Period From November 18, 2005 (Inception) to December 31, 2012
	Year Ended December 31,
	2010	2011	2012
Revenue	$—	$—	$—	$—

Operating expenses
Research and development	15,474,430	16,871,825	16,869,078	83,727,560
General and administrative	3,198,237	3,707,563	6,068,457	21,562,460

Total costs and expenses	18,672,667	20,579,388	22,937,535	105,290,020

Loss from operations	(18,672,667)	(20,579,388)	(22,937,535)	(105,290,020)

Other income (expenses)
Interest income	4,183	81,063	107,564	1,473,110
Interest expense	(1,495,398)	(722,454)	(1,396,818)	(5,639,322)
Other income	488,958	—	—	488,958

Total other income (expense)	(1,002,257)	(641,391)	(1,289,254)	(3,677,254)

Net loss and comprehensive loss	(19,674,924)	(21,220,779)	(24,226,789)	(108,967,274)
Accretion of redeemable convertible preferred shares	(3,238,263)	(3,763,061)	(313,588)	(14,002,842)

Net loss attributable to common shareholders	$(22,913,187)	$(24,983,840)	$(24,540,377)	$(122,970,116)

Basic and diluted net loss attributable to common shareholders per share	$(46.60)	$(47.53)	$(1.23)

Basic and diluted weighted average shares outstanding	491,722	525,689	19,882,585

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Shares and Shareholders’ Equity (Deficit)

	Series A Preferred Shares		Series B Preferred Shares		Series C Preferred Shares		Common Shares		Common Stock		Additional Paid-In Capital	Deficit During the Development Stage	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of November 18, 2005 (inception date)	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(26,463)	(26,463)

Balance as of December 31, 2005	—	—	—	—	—	—	—	—	—	—	—	(26,463)	(26,463)
Issuance of common shares to founders	—	—	—	—	—	—	179,825	—	—	—	171	—	171
Issuance of common shares for service	—	—	—	—	—	—	30,702	—	—	—	14,583	—	14,583
Issuance of common shares for license agreement	—	—	—	—	—	—	64,311	—	—	—	91,362	—	91,362
Issuance of Series A preferred share, net of share issuance costs of $150,570	789,191	7,346,745	—	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares	—	232,782	—	—	—	—	—	—	—	—	(122,443)	(110,339)	(232,782)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	16,327	—	16,327
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,228,948)	(2,228,948)

Balance as of December 31, 2006	789,191	7,579,527	—	—	—	—	274,838	—	—	—	—	(2,365,750)	(2,365,750)
Issuance of common shares upon exercise of options	—	—	—	—	—	—	8,947	—	—	—	5,250	—	5,250
Issuance of Series A preferred shares, net of issuance costs of $20,435	1,557,895	14,779,563	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series A preferred shares to common shares upon financing participation default	(55,120)	(523,644)	—	—	—	—	55,120	—	—	—	523,644	—	523,644
Issuance of common shares to CEO	—	—	—	—	—	—	77,368	—	—	—	124,950	—	124,950
Issuance of common shares for license agreement	—	—	—	—	—	—	61,335	—	—	—	99,055	—	99,055
Issuance of Series B preferred shares, net of issuance costs of $43,682	—	—	809,717	9,956,318	—	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares	—	1,526,057	—	100,000	—	—	—	—	—	—	(808,919)	(817,138)	(1,626,057)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	56,020	—	56,020
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,075,240)	(8,075,240)

	Series A Preferred Shares		Series B Preferred Shares		Series C Preferred Shares		Common Shares		Common Stock		Additional Paid-In Capital	Deficit During the Development Stage	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2007	2,291,966	23,361,503	809,717	10,056,318	—	—	477,608	—	—	—	—	(11,258,128)	(11,258,128)
Issuance of common shares upon exercise of options	—	—	—	—	—	—	13,469	—	—	—	13,113	—	13,113
Accretion of redeemable convertible preferred shares	—	1,731,269	—	806,390	—	—	—	—	—	—	(106,124)	(2,431,536)	(2,537,660)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	93,011	—	93,011
Net loss	—	—	—	—	—	—	—	—	—	—	—	(14,902,317)	(14,902,317)

Balance as of December 31, 2008	2,291,966	25,092,772	809,717	10,862,708	—	—	491,077	—	—	—	—	(28,591,981)	(28,591,981)
Issuance of Series C preferred shares, net of issuance cost of $251,733	—	—	—	—	2,488,675	25,248,268	—	—	—	—	—	—	—
Series C Warrant	—	—	—	—	—	(5,174,381)	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares	—	667,997	—	301,946	—	1,321,490	—	—	—	—	(123,404)	(2,168,029)	(2,291,433)
Beneficial conversion costs of Series B preferred shares	—	—	—	73,995	—	—	—	—	—	—	—	(73,995)	(73,995)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	123,404	—	123,404
Net loss	—	—	—	—	—	—	—	—	—	—	—	(18,611,814)	(18,611,814)

Balance as of December 31, 2009	2,291,966	25,760,769	809,717	11,238,649	2,488,675	21,395,377	491,077	—	—	—	—	(49,445,819)	(49,445,819)
Issuance of common shares upon exercise of options	—	—	—	—	—	—	3,947	—	—	—	8,250	—	8,250
Issuance of Series C preferred shares, net of issuance cost of $9,279	—	—	—	—	2,000,700	20,490,721	—	—	—	—	—	—	—
Series C Warrant	—	—	—	—	—	8,597,116	—	—	—	—	—	—	—

	Series A Preferred Shares		Series B Preferred Shares		Series C Preferred Shares		Common Shares		Common Stock		Additional Paid-In Capital	Deficit During the Development Stage	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Accretion of redeemable convertible preferred shares	—	24,464	—	6,390	—	3,207,407	—	—	—	—	(174,061)	(3,064,202)	(3,238,263)
Beneficial conversion costs of Series B preferred shares	—	—	—	30,082	—	—	—	—	—	—	—	(30,082)	(30,082)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	165,811	—	165,811
Net loss	—	—	—	—	—	—	—	—	—	—	—	(19,674,924)	(19,674,924)

Balance as of December 31, 2010	2,291,966	25,785,233	809,717	11,275,121	4,489,375	53,690,621	495,024	—	—	—	—	(72,215,027)	(72,215,027)
Issuance of common shares upon exercise of options	—	—	—	—	—	—	38,815	—	—	—	69,932	—	69,932
Accretion of redeemable convertible preferred shares	—	24,464	—	6,391	—	3,732,206	—	—	—	—	(513,717)	(3,249,344)	(3,763,061)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	443,785	—	443,785
Net loss	—	—	—	—	—	—	—	—	—	—	—	(21,220,779)	(21,220,779)

Balance as of December 31, 2011	2,291,966	25,809,697	809,717	11,281,512	4,489,375	57,422,827	533,839	—	—	—	—	(96,685,150)	(96,685,150)
Issuance of common stock upon exercise of options	—	—	—	—	—	—	—	—	10,351	10	34,498	—	34,508
Issuance of common stock upon initial public offering, net of issuance costs of $4.7 million	—	—	—	—	—	—	—	—	9,660,000	9,660	53,184,681	—	53,194,341
Issuance of common stock upon private placement, net of issuance costs of $1.7 million	—	—	—	—	—	—	—	—	3,864,461	3,865	23,508,098	—	23,511,963
Conversion of common shares to common stock	—	—	—	—	—	—	(533,839)	—	533,839	534	(534)	—	—
Accretion of redeemable convertible preferred shares	—	2,038	—	533	—	311,017	—	—	—	—	—	(313,588)	(313,588)
Conversion of redeemable convertible preferred shares to common stock upon initial public offering	(2,291,966)	(25,811,735)	(809,717)	(11,282,045)	(4,489,375)	(57,733,844)	—	—	9,958,502	9,959	94,817,665	—	94,827,624
Conversion of convertible notes payable to common stock upon initial public offering	—	—	—	—	—	—	—	—	876,621	876	4,723,658	—	4,724,534
Reclassification of warrant liability to additional paid-in capital	—	—	—	—	—	—	—	—	—	—	1,033,647	—	1,033,647
Share-based compensation	—	—	—	—	—	—	—	—	—	—	1,669,262	—	1,669,262
Net loss	—	—	—	—	—	—	—	—	—	—	—	(24,226,789)	(24,226,789)

Balance as of December 31, 2012	—	$—	—	$—	—	$—	—	$—	24,903,774	$24,904	$178,970,975	$(121,225,527)	$57,770,352

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended December 31,			Period From November 18, 2005 (Inception) to December 31,
	2010	2011	2012	2012
Operating activities
Net loss	$(19,674,924)	$(21,220,779)	$(24,226,789)	$(108,967,274)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	46,920	75,141	47,140	241,843
Issuance of common shares for service	—	—	—	14,583
Issuance of common shares for license agreement	—	—	—	190,418
Share-based compensation	165,811	443,785	1,669,262	2,692,570
Change in fair value of warrant liabilities	1,495,398	(4,730)	(87,204)	3,330,801
Amortization of debt issuance costs	—	394,300	355,663	749,963
Changes in operating assets and liabilities
Prepaid expenses	262,292	4,231	19,059	(264,981)
Deposits	21,450	43,642	(311,524)	(321,394)
Accounts payable	714,097	1,434,696	(809,245)	2,171,631
Accrued expenses	(568,633)	413,103	53,564	598,863
Accrued payroll and benefits	(15,757)	101,975	183,447	604,547

Net cash used in operating activities	(17,553,346)	(18,314,636)	(23,106,627)	$(98,958,430)

Investing activities
Purchases of furniture, fixtures and equipment	(161,892)	(13,389)	(8,437)	(285,059)
Purchase of investments	—	—	—	(14,306,177)
Proceeds from sale of investments	—	—	—	14,306,177

Net cash used in investing activities	(161,892)	(13,389)	(8,437)	(285,059)

Financing activities
Proceeds from borrowing on convertible promissory notes	—	5,000,000	—	8,100,000
Proceeds from borrowing on long-term debt	—	10,000,000	—	10,000,000
Proceeds from exercise of stock options	8,250	69,932	34,508	131,223
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts	—	—	54,777,800	54,777,800
Proceeds from issuance of common stock upon private placement, net of underwriting discounts	—	—	23,511,962	23,511,962
Payment of share issuance costs	(9,279)	—	—	(475,699)
Payment of debt issuance costs	—	(306,898)	—	(306,898)
Payment of offering costs	—	(880,742)	(702,716)	(1,583,458)
Proceeds from issuance of redeemable convertible preferred shares	20,500,000	—	—	75,197,313

Net cash provided by financing activities	20,498,971	13,882,292	77,621,554	169,352,243

Net change in cash and equivalents	2,783,733	(4,445,733)	54,506,490	70,108,754
Cash and equivalents at beginning of the period	17,264,264	20,047,997	15,602,264	—

Cash and equivalents at end of the period	$20,047,997	$15,602,264	$70,108,754	$70,108,754

Supplemental cash flow information
Cash paid for interest	$—	$—	$920,514	$920,514
Non-cash investing and financing activities
Accretion of redeemable convertible preferred shares	$3,238,261	$3,763,061	$313,588	$14,002,845
Beneficial conversion costs of Series B preferred shares	$30,082	$—	$—	$104,077
Notes payable converted into Series A redeemable convertible preferred shares	$—	$—	$—	$3,100,000
Allocation of the Class C proceeds to the Class C Purchase Option	$—	$—	$—	$5,174,381
Conversion of the Class C Purchase Option	$(8,597,116)	$—	$—	$(8,597,116)
Allocation of the convertible note proceeds to warrant	$—	$852,485	$—	$852,485
Allocation of the long-term debt proceeds to warrant	$—	$273,094	$—	$273,094
Conversion of convertible notes payable and accrued interest into common stock	$—	$—	$4,724,534	$4,724,534
Conversion of redeemable convertible preferred shares into common stock	$—	$—	$94,827,625	$94,827,625
Reclassification of warrant liability to additional paid-in capital	$—	$—	$1,033,647	$1,033,647

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

(A Development Stage Company)

December 31, 2012

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

As of December 31, 2012, the Company has incurred losses since inception of $109.0 million. The Company expects to continue to incur losses and require additional financial resources to advance its products to either the commercial stage or liquidity events.

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

Deferred Offering Costs

Deferred public offering costs represent legal, accounting and other direct costs related to the Company’s efforts to raise capital through a public sale of the Company’s common stock. Costs related to the Company’s IPO activities were deferred until the completion of the IPO, at which time they were reclassified to additional paid-in capital as a reduction of the IPO proceeds. At December 31, 2011, approximately $0.9 million of offering costs were recorded as a prepaid asset.

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

Redeemable Convertible Preferred Shares

The Company accounted for its mandatorily redeemable preferred shares under the requirements of FASB ASC Topic 480, Distinguishing Liabilities from Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The carrying value of redeemable convertible preferred shares is increased by periodic accretions so that the carrying amount will equal the redemption amount at the redemption date. These increases are effected through charges against additional paid-in capital, to the extent it is available, or the deficit accumulated during the development stage. The convertible shares were converted to common stock upon completion of our IPO.

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

Share-Based Compensation

The Company accounts for share-based compensation following the provisions of FASB ASC Topic 718, Stock Compensation. The Company measures compensation cost for share-based payment awards granted to employees and non-employee directors at fair value using the Black-Scholes option-pricing model. The Company recognizes compensation expense on a straight-line basis over the service period for awards expected to vest. Compensation cost related to share-based payment awards granted to non-employees is adjusted each reporting period for changes in the fair value of the Company’s shares until the measurement date. The measurement date is generally considered to be the date when all services have been rendered or the date on which options are fully vested.

The Company recorded the following share-based compensation expense in accordance with ASC Topic 718:

	Year Ended December 31,
	2010	2011	2012
Research and development	$58,120	$158,102	$519,717
General and administrative	107,691	285,683	1,149,545

Total	165,811	443,785	1,669,262

Allocations to research and development and general and administrative expense are based upon the department to which the associated employee reported. No related tax benefits of the share-based compensation expense have been recognized.

All employee stock options issued during 2012 and before December 8, 2010 were granted at an exercise price equal to or above the fair value of the stock at the date of grant; therefore, there was no intrinsic value.

For the year ended December 31, 2011, for financial reporting purposes, the Company determined that options granted on December 8, 2010 and March 11, 2011 were granted at an amount less than fair market value. The compensation element was recorded in 2011. No adjustment was recorded in 2010, as the amounts were immaterial.

Valuation Assumptions for Stock Option Plans

The employee share-based compensation expense recognized was determined using the Black-Scholes option-pricing model. Option-pricing models require the input of subjective assumptions and these assumptions can vary over time. The assumptions used to determine the fair value of each option grant are as follows:

	2010		2011		2012
	Employees	Non- Employees	Employees	Non- Employees	Employees	Non- Employees
Estimated dividend yield	0.0%	0.0%	0.0%	N/A	0.0%	0.0%
Expected unit price volatility	75.2%	76.7%	73.9%	N/A	72.5%	53.5%
Risk-free interest rate	2.2%	3.1%	2.5%	N/A	1.3%	1.6%
Expected life of option (in years)	5.9	9.1	6.1	N/A	5.5	9.5
Weighted-average fair value per share	$0.13	$0.19	$0.16	N/A	$4.65	$3.86

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

In February 2013, FASB issued guidance establishing new requirements for disclosing reclassifications of items out of accumulated other comprehensive income. Specifically, (1) disclosure is required of the changes in components of accumulated OCI, (2) disclosure is required of the effects on individual line items in net income for each item of accumulated OCI that is reclassified in its entirety to net income, and (3) cross references are required to other disclosures that provide additional details for OCI items that are not reclassified in their entirety to net income. The guidance will be effective for interim and annual periods beginning after December 15, 2012. We are in the process of evaluating this guidance and currently do not believe that it will have a material effect on our consolidated financial statements.

3. Fair Value of Financial Instruments

The carrying values of cash equivalents, prepaid expenses, and accounts payable at December 31, 2012 approximated their fair values due to the short-term nature of these items. At December 31, 2011, the Company held warrant liabilities that were required to be measured at fair value on a recurring basis. The warrant liability was reclassified to additional paid-in capital upon completion of the Company’s IPO in February 2012.

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

At December 31, 2011 and December 31, 2012, financial instruments and respective fair values have been classified as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Assets:
Money Market Funds	$12,634,219	$—	$—	$12,634,219

Total assets at fair value:	$12,634,219	$—	$—	$12,634,219
Liabilities:
Warrant liabilities	$—	$—	$1,120,849	$1,120,849

Total Liabilities at Fair Value:	$—	$—	$1,120,849	$1,120,849

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012

Assets:
Money Market Funds	$67,783,021	$—	$—	$67,783,021

Total assets at fair value:	$67,783,021	$—	$—	$67,783,021

The change in the fair value measurement using significant unobservable inputs (Level 3) is summarized below:

Balance at December 31, 2010	$—

Allocation of convertible note proceeds to warrant	852,485
Allocation of long-term debt proceeds to warrant	273,094
Change in fair value recorded as interest income	(4,730)

Balance at December 31, 2011	$1,120,849

Change in fair value recorded as interest expense	17,461
Change in fair value recorded as interest income	(104,663)
Reclassification of August 2011 Warrant to additional paid-in capital	(865,216)
Reclassification of Hercules Warrant to additional paid-in capital	(168,431)

Balance at December 31, 2012	$—

The warrant liability represents the Company’s allocation of a portion of the proceeds from the August 2011 Notes and the December 2011 Note (both as defined in Note 7). The allocation of the proceeds from the August 2011 Notes and the December 2011 Note was based on the fair value of the warrant liability on the dates of grant. The Company accounted for the warrant liability in accordance with ASC Topic 480, Distinguishing Liabilities from Equity, which requires that a purchase option to acquire redeemable equity (either puttable or mandatorily redeemable) be reported as liabilities. The Company measured the fair value of the warrant liability based upon contemporaneous valuations. The August 2011 Warrants (as defined in Note 7) utilized the Black-Scholes pricing model while the Hercules Warrant (as defined in Note 7) utilized the Binomial model at each balance sheet date. The Company recorded changes in the fair value of the warrant liability as interest expense or interest income, as applicable.

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

The estimated fair value of our August 2011 Notes (see Note 7) at December 31, 2011 was $5.0 million and its carrying value was $4.5 million. Fair value was determined based on available market information and appropriate valuations methodologies. The August 2011 Notes were converted to common stock in February 2012 when the Company completed its IPO.

The December 2011 Note (see Note 7) has a variable interest rate and accordingly, its carrying value approximates its fair value. At December 31, 2011 and December 31, 2012, the carrying value was $9.5 million and $9.8 million, respectively.

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

In July 2010, the Company paid a $500,000 milestone payment to Optimer after the successful completion of its first solithromycin Phase 1 program. In July 2012, the Company paid a $1,000,000 milestone after the successful completion of its first solithromycin Phase 2 program. Both milestones were expensed as incurred in research and development expense. Under the terms of the Optimer Agreement, the Company will owe Optimer additional payments, contingent upon the achievement of various development, regulatory and commercialization milestone events. The aggregate amount of such milestone payments the Company may need to pay is based in part on the number of products developed under the agreement and would total $27,500,000 (including payments made to date) if four products are developed through FDA approval. The Company will also pay tiered mid-single-digit royalties based on the amount of annual net sales of its approved products.

The Scripps Research Institute

In June 2012, the Company entered into a license agreement with The Scripps Research Institute (“TSRI”), whereby TSRI licensed to the Company rights, with rights of sublicense, to make, use, sell, and import products for human or animal therapeutic use that use or incorporate one or more macrolides as an active pharmaceutical ingredient and is covered by certain patent rights owned by TSRI claiming technology related to copper-catalysed ligation of azides and acetylenes. The rights licensed to the Company are exclusive as to the People’s Republic of China (excluding Hong Kong), South Korea and Australia, and are non-exclusive in all other countries worldwide, except the member-nations of the Association of Southeast Asian Nations, which are not included in the territory of the license. Under the terms of the agreement with TSRI, the Company paid a one-time only, non-refundable license issue fee in the amount of $350,000 which was charged to research and development expense in the second quarter of 2012.

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

Under the terms of the agreement, the Company is also required to pay additional fees on royalties, sublicensing and milestone payments if the Company, an affiliate with TSRI, or a sub licensee challenges the validity or enforceability of any of the patents licensed under the agreement. Such increased payments would be required until all patent claims subject to challenge are invalidated in the particular country where such challenge was mounted.

5. Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consist of the following as of:

	Useful Life (years)	December 31,
		2011	2012
Computer equipment	2	$191,332	$191,889
Software	2	46,594	46,594
Furniture	5	33,890	38,792
Leasehold improvements	3	4,808	4,809

Total furniture, fixtures and equipment		276,624	282,084
Less accumulated depreciation		194,704	238,867

Furniture, fixtures and equipment, net		$81,920	$43,217

Depreciation expense for the years ended December 31, 2010, 2011 and 2012 was $46,920, $75,142 and $47,140, respectively. Depreciation expense for the cumulative period from inception through December 31, 2012 was $241,843.

6. Accrued Expenses

Accrued expenses are comprised of the following as of:

	December 31,
	2011	2012
Accrued professional fees	$281,907	$238,179
Accrued interest	236,000	82,236
Deferred rent	27,393	21,503

Total accrued expenses	$545,300	$341,918

7. Unsecured Convertible Promissory Note & Debt

Notes payable and debt consist of:

	December 31,
	2011	2012
10.0% Convertible Notes due 2016, net of unamortized discount of $542,073 and $0* at December 31, 2011 and 2012, respectively	$4,457,927	$—
9.55% Long-term Debt due 2015, net of unamortized discount of $896,105 and $550,105* at December 31, 2011 and 2012, respectively	9,503,895	9,849,895

Total notes payable and long-term debt	13,961,822	9,849,895
Less:
Current maturities	—	(2,226,610)

Total	$13,961,822	$7,623,285

*	The fair value of the warrants embedded within the 10.0% Convertible Notes ($847,755) and the 9.55% Long-term Debt ($273,094) is separately classified as a warrant liability at December 31, 2011 in the consolidated balance sheets. Upon the completion of the IPO in February 2012, the fair value of the warrant liability was adjusted to fair value and reclassified to additional paid-in capital as such, no additional fair value adjustments will be required.

10% Unsecured Convertible Promissory Note

In August 2011, the Company issued 10.0% unsecured convertible notes (the “August 2011 Notes”) in the original aggregate principal amount of $5,000,000.

Upon completion of the IPO, the August 2011 Notes and accrued interest of $5.3 million converted into 876,621 shares of common stock.

In connection with the issuance of the August 2011 Notes, the Company issued warrants (the “August 2011 Warrants”) that have a term of seven years. The August 2011 Warrants gave holders the right to purchase a certain number of Company shares or securities at a specified exercise price with respect to the first to occur of several scenarios. Upon completion of the IPO, the warrants became exercisable for an aggregate of 208,332 shares of the Company’s common stock at an exercise price of $6.00 per share and the related warrant liability was reclassified to additional paid-in capital.

9.55% Long-term Debt

In December 2011, the Company entered into a $20,000,000 loan and security agreement (the “December 2011 Note”) with Hercules Technology Growth Capital, Inc. (“Hercules”) and borrowed $10,000,000 upon closing. The principal amount outstanding under the $10,000,000 borrowing bears interest at the greater of (i) 9.55%, or (ii) the sum of 9.55% plus the prime lending rate, as published by the Wall Street Journal, minus 3.25% per annum. The terms of the December 2011 Note agreement provided that the Company could, at any time prior to October 1, 2012, request another borrowing in the aggregate amount of $10,000,000. The Company elected not to request the additional borrowing and let the option expire on September 30, 2012. The Company will be required to make interest only payments through March 31, 2013, which can be extended to June 30, 2013 upon satisfaction of certain conditions. Principal and interest payments will start after March 31, 2013 or any later extended date. The principal balance outstanding on the loan agreement and all accrued but unpaid interest thereunder will be due and payable on December 1, 2015. In addition, on the earliest to occur of (i) the loan maturity date, (ii) the date that the Company prepays all of the outstanding advances and accrued interest, or (iii) the date that all of the advances and interest become due and payable, the Company must pay Hercules a fee of $400,000. The Company granted Hercules a security interest in all of its assets, except intellectual property. The Company’s obligations to Hercules include restrictions on borrowing, asset transfers, placing liens or security interests on the Company’s assets including its intellectual property, mergers and acquisitions and distributions to stockholders.

In connection with the loan agreement, the Company entered into a warrant agreement with Hercules (the “Hercules Warrant”), under which Hercules has the right to purchase 39,038 shares of the Company’s common stock. The exercise price is equal to $10.25 per share subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection. The Hercules Warrant expires on December 20, 2021. Proceeds equal to the fair value of the Hercules Warrant were recorded as a liability at the date of issuance and the borrowings under the December 2011 Note will be increased to equal the face amount of the borrowings plus interest through interest expense over the term of the loan using the effective interest method. Upon completion of the IPO, the warrant liability was reclassified to additional paid-in capital.

Scheduled Maturities:

Scheduled maturities of long-term debt are as follows:

Year Ending December 31:
2013	$2,226,610
2014	3,235,386
2015(1)	4,938,004

Total	$10,400,000

Less: Unamortized discount	(550,105)
Less: Current portion of long-term debt	(2,226,610)

Long-term debt	$7,623,285

(1)	On the date that all of the principal and interest of the December 2011 Note become due and payable, the Company must pay Hercules an end of term fee of $400,000, which is represented in year 2015 of the table above.

8. Commitments and Contingencies

The Company leases certain equipment and its office space under the terms of lease agreements which expire in November 2014.

Future minimum lease payments required under non-cancellable operating leases as of December 31, 2012 are as follows:

Operating Leases
2013	126,280
2014	117,081

Total Minimum Lease Payments	$243,361

Rent expense for the years ended December 31, 2010, 2011 and 2012 was $128,624, $125,969 and $114,642, respectively. Rent expense for the cumulative period from inception through December 31, 2012 was $668,726.

See Note 4—Research and Development and License Agreement for contingencies related to the Optimer Agreement and the TSRI agreement.

9. Shareholders’ Equity (Deficit)

Authorized Shares

Prior to the IPO, the Company was authorized to issue 100,000,000 common shares (the “Common Shares”) and subsequent to the IPO the Company is authorized to issue 80,000,000 shares of common stock (the “Common Stock”). Prior to the IPO, the Company was authorized to issue 72,115,040 preferred shares, 21,773,669 of which were designated as Class A redeemable convertible preferred shares (“Class A”), 7,692,308 of which were designated as Class B redeemable convertible preferred shares (“Class B”) and 42,649,063 of which were designated as Class C redeemable convertible preferred shares (“Class C”).

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

Common Stock

In connection with the IPO, all of the Company’s outstanding common and preferred shares, including accrued yield of $13.7 million, automatically converted into a total of 10,492,341 shares of its common stock and the preferred stock warrant liability was reclassified to additional paid-in capital upon the conversion of warrants to purchase preferred stock into warrants to purchase common stock. In addition, the Company’s August 2011 Notes and related accrued interest converted into 876,621 shares of common stock.

During 2012, the Company issued 10,351 shares of Common Stock at a weighted average price of $3.33 per share for the exercise of share option grants.

During October 2012, the Company sold 3,864,461 shares of its common stock at $6.50 per share to certain institutional accredited investors in a private placement financing, raising an aggregate of $25,118,997 before sales agency fees and offering costs of approximately $1.7 million. In connection with this financing, the Company entered into a registration rights agreement, pursuant to which it agreed to register the resale of the shares of common stock issued in the financing.

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

Yield

Yield was cumulative and payable to the Preferred Holders (as defined below) in advance of any distributions to common shareholders but only when, if and as declared by the Board of Directors. The holders of Class C (“Class C Holders”) earned annual yield at a rate of 8.0% of the original purchase price from May 2009 through the date of the Company’s IPO. Through May 2009, the holders of Class A and Class B (“Class A & B Holders”) earned annual yield at a rate of 8.0% of the original purchase price (the A, B and C Holders collectively referred to as “Preferred Holders”). Since inception through December 31, 2012, the Company has recorded cumulative yield of $13,726,613 through periodic accretions which increases the carrying value of the Preferred Shares (as defined below) and is charged against additional paid- in-capital to the extent available or shareholders’ equity (deficit).

Liquidation

Upon any liquidation, dissolution, winding up of the Company, or a merger or consolidation transaction in which the shareholders of the Company immediately prior to the merger or consolidation owned less than 50% of the voting power of the merged or consolidated entity or its parent immediately after such merger or consolidation (the “Liquidation Event”), the Class C Holders were entitled to receive an amount equal to their original cash investment amount plus all declared but unpaid dividends thereon plus a premium preference of 50% of their original cash investment (the “Liquidating Amount”), the Class A and B Holders were entitled to receive an amount equal to their original cash investment amount plus all declared but unpaid dividends thereon and all Preferred Holders would participate with the common holders as if the Preferred Holders share had been converted to common immediately prior to the Liquidation Event. If the cumulative distributions, as defined, exceeded $350,000,000, the Class C Holders’ premium preference would have been reduced to zero.

Conversion

The Preferred Holders’ shares were convertible into common shares at any time at the option of the holder, subject to adjustment. The initial conversion price of the Class A, Class B and Class C shares (collectively, “Preferred Shares”) would have been equal to the consideration paid per share, and the initial conversion ratio shall be 1:1. In accordance with the anti-dilution protection described below in connection with the Class C transactions, the conversion ratio for Class B shares was changed to 1.0984 common shares for each preferred share.

Automatic Conversion

The Preferred Shares would have automatically converted into Common Shares upon (i) consummation of a firm commitment underwritten public offering with a price per share not less than $30.74 and aggregate proceeds in excess of $40,000,000 (a “Qualified Public Offering”) or (ii) an affirmative vote by two-thirds of Preferred Holders and 60% of the Class C Holders, including at least one of two specified Class C Holders. Upon automatic conversion, any unpaid yield was to be paid in cash or, in the case of a Qualified Public Offering, upon the affirmative vote by two-thirds of Preferred Holders and 60% of the Class C Holders, including at least one of two specified Class C Holders, in Common Shares (see Note 13).

Anti-dilution Protection

The Preferred Holders had proportional anti-dilution protection for share splits, share dividends and similar recapitalizations. Anti-dilution price protection for additional sales of securities by the Company would have been on a broad-based weighted average basis. During 2009 and 2010, the Company recorded $73,995 and $30,082 to deficit during the development stage for the beneficial conversion given to the Preferred Holders of the Class B shares as anti-dilution protection, which was related to the issuance of the Class C shares.

Voting

The Preferred Shares could vote with Common Shares on an as converted basis. Preferred Holders would generally vote together with the Common Shares as a single class, but would also have class vote approval rights as provided by law and others as specified.

Protective Provisions

Consent of at least two-thirds of Preferred Holders and 60% of the Class C Holders, including at least one of two specified Class C Holders would have been required for (i) any sale of the Company or substantially all of its assets, (ii) any merger of the Company with another entity, (iii) any liquidation, dissolution, or winding up of the Company, (iv) any amendment of the Company’s charter or bylaws that would adversely alter or affect holders of the Preferred Shares, (v) any action that authorizes or issues additional Preferred Shares of the Company (whether of any existing series of preferred shares or of a new class of equity or debt) having preferences prior to or at parity with the Preferred Shares as to dividends, liquidation, redemption, or assets, or (vi) any other action that alters any of the powers, preferences, privileges, or rights of the Preferred Shares so as to adversely affect the Preferred Shares.

Redemption Right

The Class C Holders had the right and option, after the fifth anniversary of the original issue date, by a vote of 60% of the Class C Holders (including at least 1 of 2 specified holders), to require the Company to redeem the Class C Shares at a redemption price equal to the original price per share plus all cumulative and undeclared yield. If the Class C Holders elected to redeem their shares, the Class A and B Holders had the right and option, by a vote of holders of two-thirds of the Class A and B shares, voting together as a single class, to require the Company to redeem the Class A and B shares at a redemption price equal to the original price per share plus all cumulative and undeclared dividends. The Company could have redeemed the Preferred Shares from any source of funds legally available 90 days following the date of the redemption vote. If no funds or insufficient funds were legally available, the unredeemed shares were to be carried forward and entitled to the yield, conversion and other rights, preferences, privileges and restrictions of the Preferred Shares until such unredeemed shares had been redeemed and the redemption price had been paid.

Registration Rights

The Preferred Holders had certain rights to require the Company to register their Preferred Shares with the Securities and Exchange Commission.

Participation Rights

Investors had a pro rata right, based on their respective percentage equity ownership on an as converted, fully diluted basis, to purchase sufficient common share equivalents to maintain their respective ownership in the Company on any future offerings or issuances by the Company, subject to customary exclusion, including but not limited to shares issued under share options plans for employees, officers and consultants. These participation rights terminated upon a qualified public offering.

10. Stock Option Plans

The Company adopted the 2006 Stock Plan in January 2006 (“the 2006 Plan”). The 2006 Plan provided for the granting of incentive share options, nonqualified share options and restricted shares to Company employees, representatives and consultants. As of December 31, 2012, there were options for an aggregate of 702,185 shares issued and outstanding under the 2006 Plan.

The Company’s board of directors adopted the 2011 Equity Incentive Plan in October 2011 (the “2011 Plan”), which authorizes the issuance of up to 1,526,316 shares under the 2011 Plan. As of December 31, 2012, there were 1,063,399 options shares available under the 2011 Plan.

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

The following table summarizes the Company’s 2006 and 2011 Plan activity:

	Number of Options	Exercise Price	Contractual Term (in years)	Intrinsic Value (1)
Outstanding—December 31, 2009	548,567	$2.00

Granted	391,610	2.09
Exercised	(3,947)	2.09
Forfeited	(156,616)	2.19
Expired	(23,097)	2.47

Outstanding—December 31, 2010	756,517	2.00

Granted	101,772	2.28
Exercised	(38,815)	1.81
Forfeited	(84,153)	2.19
Expired	(19,510)	2.09

Outstanding—December 31, 2011	715,811	2.00

Granted	475,417	7.45
Exercised	(10,351)	3.33
Forfeited	(18,275)	5.86
Expired	—	—

Outstanding—December 31, 2012	1,162,602	4.18	7.66	$3,068,483

Exercisable—December 31, 2012	636,399	2.91	6.76	2,343,304

Vested and expected to vest at December 31, 2012 (2)	1,111,678	$4.10	7.61	$3,003,006

(1)	Intrinsic value is the excess of the fair value of the underlying common shares as of December 31, 2012 over the weighted-average exercise price.
(2)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.

The following table summarizes certain information about all options outstanding as of December 31, 2012:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Remaining Contractual Term (in years)
$0.48	33,686	3.42	33,686	3.42
$1.43	24,737	3.60	24,737	3.60
$1.62	39,265	3.97	39,265	3.97
$2.09	450,128	7.33	312,043	7.21
$2.28	59,064	8.16	27,260	8.16
$2.47	95,305	5.34	95,305	5.34
$6.72	66,500	9.39	3,750	9.39
$7.47	119,000	9.27	3,750	9.60
$7.55	25,000	9.25	18,750	9.25
$7.62	249,917	9.22	77,853	9.22

	1,162,602		636,399

During the year ended December 31, 2010, 2011 and 2012, the Company recorded $165,811, $443,785, and $1,669,262 in share-based compensation expense, respectively. From inception to December 31, 2012, the Company has recognized $2,692,570 in share-based compensation expense. As of December 31, 2012, approximately $882,000 of total unrecognized compensation cost related to unvested share options is expected to be recognized over a weighted-average period of 1.25 years.

11. Income Taxes

No provision for U.S. Federal or state income taxes has been recorded as the Company has incurred net operating losses since inception.

Significant components of the Company’s deferred income tax assets as of December 31, 2011 and 2012 consist of the following:

	2011	2012
Current
Deferred income tax assets
Other current assets	$41,500	$26,400

Total net deferred income taxes, current	41,500	26,400
Less valuation allowance	41,500	26,400

Total net deferred income taxes, current	$—	$—

Non-current
Deferred income tax assets
Tax loss carryforwards	$19,628,400	$26,382,100
Contribution carryforwards	22,700	25,800
Tax credits	2,496,600	2,498,800
Other assets	5,230,500	7,412,800

Total net deferred income taxes, non-current	27,378,200	36,319,500
Less valuation allowance	27,378,200	36,319,500

Total net deferred income tax	$—	$—

At December 31, 2011 and 2012, the Company provided a full valuation allowance against its net deferred tax assets since at that time, the Company could not assert that it was more likely than not that these deferred tax assets would be realized. There was an increase in the valuation allowance in the current year in the amount of $8,926,200, all of which was allocable to current operating activities.

As of December 31, 2012, the Company had federal net operating loss carryforwards of approximately $68,634,000 and state net economic loss tax carryforwards of approximately $67,550,600. The net operating loss carryforwards begin to expire in 2026 and 2021 for federal and state tax purposes, respectively. The Company also had federal research and development credit carryforwards of approximately $2,498,800 which begin to expire in 2026 and federal charitable contribution carryforwards of approximately $75,900 which begin to expire in 2014.

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

The reasons for the difference between actual income tax expense (benefit) for the years ended December 31, 2010, 2011 and 2012 and the amount computed by applying the statutory federal income tax rate to losses before income tax (benefit) are as follows:

	2010		2011		2012
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
United States federal tax at statutory rate	$(6,689,500)	34%	$(7,215,100)	34%	$(8,237,100)	34%
State taxes (net of federal benefit)	(887,300)	5%	(957,100)	5%	(1,092,600)	4.5%
Nondeductible expenses	(178,400)	1%	12,700	0%	342,300	(1.4%)
Gain on property distribution	—	0%	—	0%	—	0%
Loss from pass-through entity	628,200	(3%)	468,700	(2%)	58,700	(0.2%)
Credits	(593,100)	3%	(557,500)	3%	—	0%
Other, net	182,400	(1%)	(61,900)	0%	2,500	0%
Change in valuation allowance	7,537,700	(38%)	8,310,200	(39%)	8,926,200	(36.9%)

Provision for income taxes	$—	0%	$—	0%	$—	0%

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

As a result of adopting this guidance, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of December 31, 2012, the Company had no unrecognized tax benefits.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. At the adoption date of January 1, 2007 and as of December 31, 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company has analyzed its filing positions in all significant federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, and local tax examinations by tax authorities for years before 2009 although carryforward attributes that were generated prior to 2009 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period. No income tax returns are currently under examination by taxing authorities.

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

The following table presents the computation of basic and diluted net loss per common share:

	Year Ended December 31,
	2010	2011	2012
Net loss attributable to common shareholders	$(22,913,187)	$(24,983,840)	$(24,540,377)
Weighted average common share outstanding, basic and diluted	491,722	525,689	19,882,585

Net loss per share attributable to common shareholders, basic and diluted	$(46.60)	$(47.53)	$(1.23)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	December 31,
	2010	2011	2012
Redeemable convertible preferred share	7,034,894	7,670,733	691,623
Convertible debt	—	200,942	44,682
Warrants outstanding	—	45,869	239,021
Stock options outstanding	612,882	755,467	1,049,660
Class C Purchase Options Outstanding	230,667	—	—

	7,878,443	8,673,011	2,024,986

13. Selected Quarterly Data (unaudited, in thousands, except for loss per share data)

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Operating expenses
Research and development	$1,876	$7,424	$3,156	$4,413
General and administrative	972	1,777	1,495	1,825

Loss from operations	2,848	9,201	4,651	6,238
Interest income	(105)	(1)	(1)	(1)
Interest expense	407	328	331	331
Other income	—	—	—	—

Net Loss	$3,150	$9,528	$4,981	$6,568

Accretion of redeemable convertible preferred shares	314	—	—	—

Net loss attributable to common shareholders	$3,464	$9,528	$4,981	$6,568

Net loss per share—basic and diluted	$(0.26)	$(0.45)	$(0.24)	$(0.27)

Shares used in calculating basic and diluted net loss per share	13,251	21,035	21,038	24,147

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Operating expenses
Research and development	$4,392	$4,361	$6,661	$1,458
General and administrative	880	806	965	1,057

Loss from operations	5,272	5,167	7,626	2,515
Interest income	(1)	—	(1)	(80)
Interest expense	—	—	291	432
Other income	—	—	—	—

Net Loss	$5,271	$5,167	$7,916	$2,867

Accretion of redeemable convertible preferred shares	941	940	941	941
Net loss attributable to common shareholders	$6,212	$6,107	$8,857	$3,808

Net loss per share—basic and diluted	$(12.16)	$(11.65)	$(16.59)	$(7.13)

Shares used in calculating basic and diluted net loss per share	511	524	534	534