Form 10-Q
period 2013-03-31
CEMPRA, INC.
filed 2013-04-25
CIK 1461993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 18, 2013 there were 24,903,774 shares of the registrant’s common stock, $0.001 par value, outstanding.

CEMPRA, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CEMPRA, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2012	March 31, 2013
		(Unaudited)
Assets
Current assets
Cash and equivalents	$70,108,754	$60,151,961
Prepaid expenses	264,981	643,930

Total current assets	70,373,735	60,795,891

Furniture, fixtures and equipment, net	43,217	56,091
Deposits	321,394	321,394

Total assets	$70,738,346	$61,173,376

Liabilities
Current liabilities
Accounts payable	$2,171,633	$1,608,057
Accrued expenses	341,918	998,874
Accrued payroll and benefits	604,548	211,988
Current portion of long-term debt	2,226,610	3,008,649

Total current liabilities	5,344,709	5,827,568

Long-term debt	7,623,285	6,929,782

Total liabilities	12,967,994	12,757,350

Commitments and contingencies

Shareholder’s Equity

Common stock; $.001par value; 80,000,000 shares authorized; 24,903,774 issued and outstanding at December 31, 2012 and March 31, 2013	24,904	24,904
Additional paid-in capital	178,970,975	179,961,559
Deficit accumulated during the development stage	(121,225,527)	(131,570,437)

Total shareholders’ equity	57,770,352	48,416,026

Total liabilities and shareholders’ equity	$70,738,346	$61,173,376

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31		Period from November 18, 2005 (Inception) to March 31,
	2012	2013	2013
Revenues	$—	$—	$—

Operating expenses
Research and development	1,876,218	7,370,960	91,098,520
General and administrative	972,101	2,647,253	24,209,713

Total operating expenses	2,848,319	10,018,213	115,308,233

Loss from operations	(2,848,319)	(10,018,213)	(115,308,233)

Other income (expense)
Interest income	105,207	589	1,473,699
Interest expense	(406,598)	(327,286)	(5,966,608)
Other income	—	—	488,958

Other income (expense), net	(301,391)	(326,697)	(4,003,951)

Net loss and comprehensive loss	(3,149,710)	(10,344,910)	(119,312,184)
Accretion of redeemable convertible preferred shares	(313,588)	—	(14,002,842)

Net loss attributable to common shareholders	$(3,463,298)	$(10,344,910)	$(133,315,026)

Basic and diluted net loss attributable to common shareholders per share	$(.26)	$(.42)

Basic and diluted weighted average shares outstanding	13,250,511	24,903,774

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Shares and Shareholders’ Equity (Deficit)

												Deficit	Total
	Series A Preferred Shares		Series B Preferred Shares		Series C Preferred Shares		Common Shares		Common Stock		Additional Paid-In	During the Development	Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Balance as of November 18, 2005 (inception date)	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(26,463)	(26,463)

Balance as of December 31, 2005	—	—	—	—	—	—	—	—	—	—	—	(26,463)	(26,463)
Issuance of common shares to founders	—	—	—	—	—	—	179,825	—	—	—	171	—	171
Issuance of common shares for service	—	—	—	—	—	—	30,702	—	—	—	14,583	—	14,583
Issuance of common shares for license agreement	—	—	—	—	—	—	64,311	—	—	—	91,362	—	91,362
Issuance of Series A preferred share, net of share issuance costs of $150,570	789,191	7,346,745	—	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares	—	232,782	—	—	—	—	—	—	—	—	(122,443)	(110,339)	(232,782)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	16,327	—	16,327
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,228,948)	(2,228,948)

Balance as of December 31, 2006	789,191	7,579,527	—	—	—	—	274,838	—	—	—	—	(2,365,750)	(2,365,750)
Issuance of common shares upon exercise of options	—	—	—	—	—	—	8,947	—	—	—	5,250	—	5,250
Issuance of Series A preferred shares, net of issuance costs of $20,435	1,557,895	14,779,563	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series A preferred shares to common shares upon financing participation default	(55,120)	(523,644)	—	—	—	—	55,120	—	—	—	523,644	—	523,644
Issuance of common shares to CEO	—	—	—	—	—	—	77,368	—	—	—	124,950	—	124,950
Issuance of common shares for license agreement	—	—	—	—	—	—	61,335	—	—	—	99,055	—	99,055
Issuance of Series B preferred shares, net of issuance costs of $43,682	—	—	809,717	9,956,318	—	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares	—	1,526,057	—	100,000	—	—	—	—	—	—	(808,919)	(817,138)	(1,626,057)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	56,020	—	56,020
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,075,240)	(8,075,240)

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Shares and Shareholders’ Equity (Deficit)

												Deficit	Total
	Series A Preferred Shares		Series B Preferred Shares		Series C Preferred Shares		Common Shares		Common Stock		Additional Paid-In	During the Development	Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Balance as of December 31, 2007	2,291,966	23,361,503	809,717	10,056,318	—	—	477,608	—	—	—	—	(11,258,128)	(11,258,128)
Issuance of common shares upon exercise of options	—	—	—	—	—	—	13,469	—	—	—	13,113	—	13,113
Accretion of redeemable convertible preferred shares	—	1,731,269	—	806,390	—	—	—	—	—	—	(106,124)	(2,431,536)	(2,537,660)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	93,011	—	93,011
Net loss	—	—	—	—	—	—	—	—	—	—	—	(14,902,317)	(14,902,317)

Balance as of December 31, 2008	2,291,966	25,092,772	809,717	10,862,708	—	—	491,077	—	—	—	—	(28,591,981)	(28,591,981)
Issuance of Series C preferred shares, net of issuance cost of $251,733	—	—	—	—	2,488,675	25,248,268	—	—	—	—	—	—	—
Series C Warrant	—	—	—	—	—	(5,174,381)	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares	—	667,997	—	301,946	—	1,321,490	—	—	—	—	(123,404)	(2,168,029)	(2,291,433)
Beneficial conversion costs of Series B preferred shares	—	—	—	73,995	—	—	—	—	—	—	—	(73,995)	(73,995)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	123,404	—	123,404
Net loss	—	—	—	—	—	—	—	—	—	—	—	(18,611,814)	(18,611,814)

Balance as of December 31, 2009	2,291,966	25,760,769	809,717	11,238,649	2,488,675	21,395,377	491,077	—	—	—	—	(49,445,819)	(49,445,819)
Issuance of common shares upon exercise of options	—	—	—	—	—	—	3,947	—	—	—	8,250	—	8,250
Issuance of Series C preferred shares, net of issuance cost of $9,279	—	—	—	—	2,000,700	20,490,721	—	—	—	—	—	—	—
Series C Warrant	—	—	—	—	—	8,597,116	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares	—	24,464	—	6,390	—	3,207,407	—	—	—	—	(174,061)	(3,064,202)	(3,238,263)
Beneficial conversion costs of Series B preferred shares	—	—	—	30,082	—	—	—	—	—	—	—	(30,082)	(30,082)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	165,811	—	165,811
Net loss	—	—	—	—	—	—	—	—	—	—	—	(19,674,924)	(19,674,924)

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Shares and Shareholders’ Equity (Deficit)

												Deficit	Total
	Series A Preferred Shares		Series B Preferred Shares		Series C Preferred Shares		Common Shares		Common Stock		Additional Paid-In	During the Development	Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Balance as of December 31, 2010	2,291,966	25,785,233	809,717	11,275,121	4,489,375	53,690,621	495,024	—	—	—	—	(72,215,027)	(72,215,027)
Issuance of common shares upon exercise of options	—	—	—	—	—	—	38,815	—	—	—	69,932	—	69,932
Accretion of redeemable convertible preferred shares	—	24,464	—	6,391	—	3,732,206	—	—	—	—	(513,717)	(3,249,344)	(3,763,061)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	443,785	—	443,785
Net loss	—	—	—	—	—	—	—	—	—	—	—	(21,220,779)	(21,220,779)

Balance as of December 31, 2011	2,291,966	25,809,697	809,717	11,281,512	4,489,375	57,422,827	533,839	—	—	—	—	(96,685,150)	(96,685,150)
Issuance of common stock upon exercise of options	—	—	—	—	—	—	—	—	10,351	10	34,498	—	34,508
Issuance of common stock upon initial public offering, net of issuance costs of $4.7 million	—	—	—	—	—	—	—	—	9,660,000	9,660	53,184,681	—	53,194,341
Issuance of common stock upon private placement, net of issuance costs of $1.7 million	—	—	—	—	—	—	—	—	3,864,461	3,865	23,508,098	—	23,511,963
Conversion of common shares to common stock	—	—	—	—	—	—	(533,839)	—	533,839	534	(534)	—	—
Accretion of redeemable convertible preferred shares	—	2,038	—	533	—	311,017	—	—	—	—	—	(313,588)	(313,588)
Conversion of redeemable convertible preferred shares to common stock upon initial public offering	(2,291,966)	(25,811,735)	(809,717)	(11,282,045)	(4,489,375)	(57,733,844)	—	—	9,958,502	9,959	94,817,665	—	94,827,624
Conversion of convertible notes payable to common stock upon initial public offering	—	—	—	—	—	—	—	—	876,621	876	4,723,658	—	4,724,534
Reclassification of warrant liability to additional paid-in capital	—	—	—	—	—	—	—	—	—	—	1,033,647	—	1,033,647
Share-based compensation	—	—	—	—	—	—	—	—	—	—	1,669,262	—	1,669,262
Net loss	—	—	—	—	—	—	—	—	—	—	—	(24,226,789)	(24,226,789)

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Shares and Shareholders’ Equity (Deficit)

												Deficit	Total
	Series A Preferred Shares		Series B Preferred Shares		Series C Preferred Shares		Common Shares		Common Stock		Additional Paid-In	During the Development	Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Balance as of December 31, 2012	—	$—	—	$—	—	$—	—	$—	24,903,774	$24,904	$178,970,975	$(121,225,527)	$57,770,352

Share-based compensation (Unaudited)	—	—	—	—	—	—	—	—	—	—	990,584	—	990,584
Net loss (Unaudited)	—	—	—	—	—	—	—	—	—	—	—	(10,344,910)	(10,344,910)

Balance as of March 31, 2013 (Unaudited)	—	$—	—	$—	—	$—	—	$—	24,903,774	$24,904	$179,961,559	$(131,570,437)	$48,416,026

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months ended March 31,		Period From November 18, 2005 (Inception) to
	2012	2013	March 31, 2013
Operating activities
Net loss	$(3,149,710)	$(10,344,910)	$(119,312,184)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	18,046	5,929	247,772
Issuance of common shares for service	—	—	14,583
Issuance of common shares for license agreement	—	—	190,418
Share-based compensation	164,487	990,584	3,683,154
Change in fair value of warrant liabilities	(87,204)	—	3,330,801
Amortization of debt issuance costs	94,957	88,536	838,499
Changes in operating assets and liabilities
Prepaid expenses	(671,129)	(378,949)	(643,930)
Deposits	—	—	(321,394)
Accounts payable	(330,464)	(563,576)	1,608,055
Accrued expenses	433,445	656,956	1,255,819
Accrued payroll and benefits	(234,229)	(392,560)	211,987

Net cash used in operating activities	(3,761,801)	(9,937,990)	(108,896,420)

Investing activities
Purchases of furniture, fixtures and equipment	(4,903)	(18,803)	(303,862)
Purchase of investments	—	—	(14,306,177)
Proceeds from sale of investments	—	—	14,306,177

Net cash used in investing activities	(4,903)	(18,803)	(303,862)

Financing activities
Proceeds from borrowing on convertible promissory notes	—	—	8,100,000
Proceeds from borrowing on long-term debt	—	—	10,000,000
Proceeds from exercise of stock options	—	—	131,223
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts	54,777,800	—	54,777,800
Proceeds from issuance of common stock upon private placement, net of underwriting discounts	—	—	23,511,962
Payment of share issuance costs	—	—	(475,699)
Payment of debt issuance costs	—	—	(306,898)
Payment of offering costs	(702,716)	—	(1,583,458)
Proceeds from issuance of redeemable convertible preferred shares	—	—	75,197,313

Net cash provided by financing activities	54,075,084	—	169,352,243

Net change in cash and equivalents	50,308,380	(9,956,793)	60,151,961
Cash and equivalents at beginning of the period	15,602,264	70,108,754	—

Cash and equivalents at end of the period	$65,910,644	$60,151,961	$60,151,961

Supplemental cash flow information
Cash paid for interest	$206,000	$238,750	$1,159,264
Non-cash investing and financing activities
Accretion of redeemable convertible preferred shares	$313,588	$—	$14,002,845
Beneficial conversion costs of Series B preferred shares	$—	$—	$104,077
Notes payable converted into Series A redeemable convertible preferred shares	$—	$—	$3,100,000
Allocation of the Class C proceeds to the Class C Purchase Option	$—	$—	$5,174,381
Conversion of the Class C Purchase Option	$—	$—	$(8,597,116)
Allocation of the convertible note proceeds to warrant	$—	$—	$852,485
Allocation of the long-term debt proceeds to warrant	$—	$—	$273,094
Conversion of convertible notes payable and accrued interest into common stock	$4,724,535	$—	$4,724,534
Conversion of redeemable convertible preferred shares into common stock	$94,827,624	$—	$94,827,625
Reclassification of warrant liability to additional paid-in capital	$1,033,647	$—	$1,033,647

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

(A Development Stage Company)

March 31, 2013

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

As of March 31, 2013, the Company has incurred losses since inception of $119.3 million. The Company expects to continue to incur losses and require additional financial resources to advance its products to either the commercial stage or liquidity events.

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

Unaudited Interim Financial Data

The accompanying interim consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2012 contained in the Company’s Annual Report on Form 10-K. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2013 and the results of operations and cash flows for the three months ended March 31,

CEMPRA, INC.

(A Development Stage Company)

March 31, 2013

Notes to Consolidated Financial Statements

2012 and 2013. The December 31, 2012 consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures including notes required by GAAP for complete financial statements.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Fair Value of Financial Instruments

The carrying values of cash equivalents, prepaid expenses, and accounts payable at March 31, 2013 approximated their fair values due to the short-term nature of these items.

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

At December 31, 2012 and March 31, 2013, these financial instruments and respective fair values have been classified as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Assets:
Money Market Funds	$67,783,021	$—	$—	67,783,021

Total assets at fair value:	$67,783,021	$—	$—	$67,783,021

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2013
Assets:
Money Market Funds	$57,283,535	$—	$—	57,283,535

Total assets at fair value:	$57,283,535	$—	$—	$57,283,535

CEMPRA, INC.

(A Development Stage Company)

March 31, 2013

Notes to Consolidated Financial Statements

The December 2011 Note, which is classified as a level 2 liability (see Note 7) has a variable interest rate and accordingly, its carrying value approximates its fair value. At December 31, 2012 and March 31, 2013, the carrying value was $9.8 million and $9.9 million, respectively.

4. Research and Development and License Agreement

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

CEMPRA, INC.

(A Development Stage Company)

March 31, 2013

Notes to Consolidated Financial Statements

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

5. Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consist of the following as of:

	Useful Life (years)	December 31, 2012	March 31, 2013
			(Unaudited)
Computer equipment	2	$191,889	$197,091
Software	2	46,594	34,952
Furniture	5	38,792	38,792
Leasehold improvements	3	4,809	4,809

Total furniture, fixtures and equipment		282,084	275,644
Less accumulated depreciation		238,867	219,553

Furniture, fixtures and equipment, net		$43,217	$56,091

Depreciation expense for the three months ended March 31, 2012 and the three months ended March 31, 2013 was $18,046 and $5,929, respectively. Depreciation expense for the cumulative period from inception through March 31, 2013 was $247,772.

CEMPRA, INC.

(A Development Stage Company)

March 31, 2013

Notes to Consolidated Financial Statements

6. Accrued Expenses

Accrued expenses are comprised of the following as of:

	December 31, 2012	March 31, 2013
		(Unaudited)
Accrued professional fees	$207,362	$504,260
Other accrued fees	30,817	149,460
Franchise tax	—	243,260
Accrued interest	82,236	82,236
Deferred rent	21,503	19,658

Total accrued expenses	$341,918	$998,874

7. Long-term Debt

In December 2011, the Company entered into a $20,000,000 loan and security agreement (the “December 2011 Note”) with Hercules Technology Growth Capital, Inc. (“Hercules”) and borrowed $10,000,000 upon closing. The principal amount outstanding under the $10,000,000 borrowing bears interest at the greater of (i) 9.55%, or (ii) the sum of 9.55% plus the prime lending rate, as published by the Wall Street Journal, minus 3.25% per annum. The terms of the December 2011 Note agreement provided that the Company could, at any time prior to October 1, 2012, request another borrowing in the aggregate amount of $10,000,000. The Company elected not to request the additional borrowing and let the option expire on September 30, 2012. The Company was required to make interest only payments through March 31, 2013. Principal and interest payments will start after March 31, 2013. The principal balance outstanding on the loan agreement and all accrued but unpaid interest thereunder will be due and payable on December 1, 2015. In addition, on the earliest to occur of (i) the loan maturity date, (ii) the date that the Company prepays all of the outstanding advances and accrued interest, or (iii) the date that all of the advances and interest become due and payable, the Company must pay Hercules a fee of $400,000. The Company granted Hercules a security interest in all of its assets, except intellectual property. The Company’s obligations to Hercules include restrictions on borrowing, asset transfers, placing liens or security interests on the Company’s assets including its intellectual property, mergers and acquisitions and distributions to stockholders.

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

CEMPRA, INC.

(A Development Stage Company)

March 31, 2013

Notes to Consolidated Financial Statements

8. Shareholders’ Equity (Deficit)

Initial Public Offering

During February 2012, the Company completed its initial public offering (“IPO”) issuing 9,660,000 shares of common stock, at a price of $6.00 per share, resulting in net proceeds to the Company of approximately $53.2 million after deducting underwriting discounts of $3.2 million and offering costs of $1.6 million.

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

9. Share Option Plans

The Company adopted the 2006 Stock Plan in January 2006 (“the 2006 Plan”). The 2006 Plan provided for the granting of incentive share options, nonqualified share options and restricted shares to Company employees, representatives and consultants. As of March 31, 2013, there were options for an aggregate of 702,185 shares issued and outstanding under the 2006 Plan.

The Company’s board of directors adopted the 2011 Equity Incentive Plan in October 2011 (the “2011 Plan”), and authorized the issuance of up to 1,526,316 shares for future issuances under the 2011 Plan. During January 2013, the authorized shares under the 2011 Plan automatically increased by 105,263 shares. During March 2013, the Company’s board of directors approved an increase of 1,500,000 shares reserved under the 2011 Plan, which increase is subject to stockholder approval. As of March 31, 2013, there were 589,689 option shares available under the 2011 Plan, without giving effect to the contingent increase of 1,500,000 shares.

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

CEMPRA, INC.

(A Development Stage Company)

March 31, 2013

Notes to Consolidated Financial Statements

The following table summarizes the Company’s 2006 and 2011 Plan activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)

Outstanding - December 31, 2012	1,162,602	$4.18

Granted	578,973	6.62
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding - March 31, 2013	1,741,575	5.00	8.24	$3,377,536

Exercisable - March 31, 2013	1,053,035	4.47	7.54	$2,687,908

Vested and expected to vest at March 31, 2013 (2)	1,673,786	$4.95	8.19	$3,313,332

(1)	Intrinsic value is the excess of the fair value of the underlying common shares as of March 31, 2013 over the weighted-average exercise price.
(2)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.

The following table summarizes certain information about all options outstanding as of March 31, 2013:

CEMPRA, INC.

(A Development Stage Company)

March 31, 2013

Notes to Consolidated Financial Statements

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Remaining Contractual Term (in years)

$0.48	33,686	3.17	33,686	3.17
$1.43	24,737	3.36	24,737	3.36
$1.62	39,265	3.72	39,265	3.72
$2.09	450,128	7.08	339,936	6.98
$2.28	59,064	7.92	30,952	7.92
$2.47	95,305	5.09	95,305	5.09
$6.63	305,973	9.80	76,494	9.80
$6.64	180,000	9.93	31,250	9.93
$6.72	66,500	9.14	6,625	9.14
$6.79	93,000	9.85	23,250	9.85
$7.47	119,000	9.02	107,750	8.99
$7.55	25,000	9.00	25,000	9.00
$7.62	249,917	9.04	218,785	8.97

	1,741,575		1,053,035

During the three month period ended March 31, 2012 and 2013, the Company recorded $164,487 and $990,584 in share-based compensation expense, respectively. Since inception, the Company has recognized $3,683,154 in share-based compensation expense. As of March 31, 2013, approximately $2,419,000 of total unrecognized compensation cost related to unvested share options is expected to be recognized over a weighted-average period of 1.4 years.

10. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ended December 31, 2013 as the Company incurred losses for the three month period ended March 31, 2013 and is forecasting additional losses through the 4th quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ended December 31, 2013. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

Due to the Company’s history of losses since inception, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a valuation allowance, since it has been determined that it is more likely than not that all of the deferred tax assets will not be realized

CEMPRA, INC.

(A Development Stage Company)

March 31, 2013

Notes to Consolidated Financial Statements

11. Net Loss Per Share

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

The following table presents the computation of basic and diluted net loss per common share:

	March 31,	March 31,
	2012	2013
	(Unaudited)
Net loss attributable to common shareholders	$(3,463,298)	$(10,344,910)
Weighted average common share outstanding, basic and diluted	13,250,511	24,903,774

Net loss per share attributable to common shareholders, basic and diluted	$(.26)	$(.42)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	March 31,	March 31,
	2012	2013
	(Unaudited)

Redeemable convertible preferred shares	2,781,694	—
Convertible debt	179,711	—
Warrants outstanding	213,791	247,370
Stock options outstanding	755,453	1,512,213

	3,930,649	1,759,583

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2012, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2012. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1. Business - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

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

We acquired worldwide rights (exclusive of ASEAN countries) to a library of over 500 macrolide compounds, including solithromycin, from Optimer Pharmaceuticals, Inc. in March 2006. We entered into a long-term supply arrangement with Ercros, S.A. in March 2011, pursuant to which we have the exclusive right to acquire fusidic acid for the production of Taksta. We believe Ercros is one of only two currently known manufacturers that can produce fusidic acid compliant with the purity required for human use.

We have devoted substantially all of our resources to our drug development efforts, including conducting clinical trials of our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from any source. From inception in November 2005 through March 31, 2013, we raised a total of $176.4 million from the issuance of debt, sale of convertible notes, convertible preferred shares, common shares and common stock, including $58.0 million from the sale of common stock in our IPO in February 2012 and $25.1 million from the sale of common stock in a private placement in October 2012.

We have incurred losses in each year since our inception in November 2005. Our net losses were approximately $3.2 million and $10.3 million for the three months ended March 31, 2012 and March 31, 2013. As of March 31, 2013, we had an accumulated deficit of approximately $133.3 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

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

From inception through March 31, 2013, we have incurred $91.1 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we seek to complete development of solithromycin for CABP and Taksta for prosthetic joint infections and to further advance our other product candidates.

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

	Three Months Ended March 31,
	2012	2013
	(Unaudited, in thousands)
Direct research and development expense by program:
Solithromycin	$1,214	$5,746
Taksta	30	416
Macrolide research	3	12
Research and development personnel cost	605	1,078

Total direct research and development expense	1,852	7,252
Indirect research and development expense	24	119

Total research and development expense	$1,876	$7,371

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

We expect that our general and administrative expenses will increase with the continued development and potential commercialization of our product candidates. We believe that these increases will likely include increased costs related to the hiring of additional personnel and increased fees for outside consultants, lawyers and accountants. We also expect to incur significant costs to comply with corporate governance, internal controls and similar requirements applicable to public companies.

Other Income (Expense), Net

Interest income consists of interest earned on our cash and equivalents as well as changes in fair value of warrants issued in connection with the December 2011 Note. We expect our interest income to decrease during 2013 as we incur costs in our operations.

Interest expense consists of interest incurred on the August 2011 Notes issued to various investors and that converted to common stock at the close of our initial public offering (“IPO”) in February 2012 and the December 2011 Note issued to Hercules Technology Growth Capital, Inc. as well as changes in fair value of warrants issued in connection with the notes. We expect interest expense to decrease during 2013 as we continue to make principle payments on the outstanding December 2011 Note.

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

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 7, 2013. There have been no material changes in any of our accounting policies since December 31, 2012.

Results of Operations

Comparison of Three Months Ended March 31, 2012 and Three Months Ended March 31, 2013

The following table summarizes the results of our operations for each of three-month periods ended March 31, 2012 and 2013, together with the changes in those items in dollars:

	Three Months Ended March 31,
	2012	2013	Increase/ (Decrease)
	(Unaudited, in thousands)
Revenue	$—	$—	$—
Research and development expense (1)	1,876	7,371	5,495
General and administrative expense (1)	972	2,647	1,675
Other income (expense), net	(301)	(327)	(26)

(1) Includes the following stock-based compensation expenses:
Research and development expense	$65	$291	$226
General and administrative expense	99	700	601

Revenue

We did not recognize any revenue for the three months ended March 31, 2012 and 2013.

Research and Development Expense

Research and development expense increased $5.5 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 as a result of a $4.5 million increase in expenses incurred for solithromycin, primarily related to our phase 3 clinical trial that initiated in December 2012, a $0.4 million increase in expenses incurred for Taksta primarily related to our phase 2 PJI trial that initiated in December 2012 and a $0.6 million increase in employee and travel expenses.

General and Administrative Expense

General and administrative expense increased by $1.7 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 as a result of increased employee expense of $0.8 million, primarily stock compensation expense, franchise tax of $0.4 million and professional service fees of $0.5 million.

Other Income (Expense), Net

Other income (expense) remained consistent during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in November 2005 through March 31, 2013, we have funded our operations primarily with $176.4 million from a combination of debt, and the sale of convertible notes, convertible preferred shares, common shares and common stock.

The gross proceeds we have received from the issuance and sale of our convertible notes and preferred and common shares are as follows (dollars in thousands):

Issue		Number of Shares	Gross Proceeds

Class A	2006	789,191	$7,497	(1)
Class A	2007	1,557,895	14,800
Class B	2007	809,717	10,000
Class C	2009	2,488,686	25,500
Class C	2010	2,000,700	20,500
August 2011 Notes	2011	—	5,000
December 2011 Note	2011	—	10,000
Common Stock / Initial Public Offering	2012	9,660,000	57,960
Common Stock / Private Placement	2012	3,864,461	25,119

(1)	Includes $3,197 of converted notes payable and accrued interest.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Three Months Ended March 31
	2012	2013
	(Unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$(3,762)	$(9,938)
Investing activities	(5)	(19)
Financing activities	54,075	—

Net increase (decrease) in cash and equivalents	$50,308	$(9,957)

Operating Activities. Cash used in operating activities of $3.8 million for the three months ended March 31, 2012 was primarily a result of our $3.2 million net loss and cash used by changes in operating assets and liabilities of $0.8 million partially offset by non-cash items of $0.2 million. Cash used in operating activities of $9.9 million for the three months ended March 31, 2013 was primarily a result of our $10.0 million net loss and cash used by changes in operating assets and liabilities of $0.9 million partially offset by non-cash items of $1.0 million.

Investing Activities. Net cash used in investing activities was $5,000 for the three months ended March 31, 2012 and $19,000 for the three months ended March 31, 2013. Cash used in investing activities during each of these periods reflected our purchases of equipment.

Financing Activities. Net cash provided by financing activities was $54.1 million for the three months ended March 31, 2012. The cash provided by financing activities in 2012 consisted of gross proceeds of $58.0 million from the IPO offset by $3.2 million of underwriting discounts and $0.7 million of offering costs.

Funding Requirements

To date, we have not generated any product revenue from our development stage product candidates or from any other source. We do not know when, or if, we will generate any product revenue. We do not expect to generate product revenue unless and until we obtain marketing approval of and commercialize solithromycin and/or Taksta or any of our other product candidates. At the same time, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, solithromycin and Taksta and our other product candidates. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We will need substantial additional funding in connection with our continuing operations.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2013, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those specified in our 2012 Annual Report on Form 10-K.

We enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice and therfore we believe that our non-cancelable obligations under these agreements are not material.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the quarter ended March 31, 2013. For additional information regarding market risk, refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2012 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide the reasonable assurance discussed above.

Changes in Internal Control over Financial Reporting

No change to our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-				X

Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	Financials in XBRL format.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEMPRA, INC.

Dated: April 25, 2013	By:	/s/ Prabhavathi Fernandes, Ph.D.
Prabhavathi Fernandes, Ph.D.
President and Chief Executive Officer

Dated: April 25, 2013	By:	/s/ Mark W. Hahn
Mark W. Hahn Chief Financial Officer