Form 10-Q
period 2013-06-30
CEMPRA, INC.
filed 2013-07-31
CIK 1461993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 22, 2013 there were 33,177,712 shares of the registrant’s common stock, $0.001 par value, outstanding.

CEMPRA, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CEMPRA, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2012	June 30, 2013
		(Unaudited)
Assets
Current assets
Cash and equivalents	$70,108,754	$121,631,928
Receivables	—	232,340
Prepaid expenses	264,981	512,378

Total current assets	70,373,735	122,376,646

Furniture, fixtures and equipment, net	43,217	71,130
Deposits	321,394	322,298

Total assets	$70,738,346	$122,770,074

Liabilities
Current liabilities
Accounts payable	$2,171,633	$1,973,967
Accrued expenses	341,918	879,210
Accrued payroll and benefits	604,548	466,453
Deferred revenue	—	22,848
Warrant liability	—	690,712
Current portion of long-term debt	2,226,610	—

Total current liabilities	5,344,709	4,033,190
Deferred revenue	—	5,641,740
Long-term debt	7,623,285	14,283,228

Total liabilities	12,967,994	23,958,158

Commitments and contingencies

Shareholder’s Equity

Common stock; $.001 par value; 80,000,000 shares authorized; 24,903,774 and 33,177,712 issued and outstanding at December 31, 2012 and June 30, 2013	24,904	33,178
Additional paid-in capital	178,970,975	234,562,221
Deficit accumulated during the development stage	(121,225,527)	(135,783,483)

Total shareholders’ equity	57,770,352	98,811,916

Total liabilities and shareholders’ equity	$70,738,346	$122,770,074

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

					Period from
					November 18,
					2005 (Inception) to
	Three Months Ended June 30		Six Months Ended June 30		June 30,
	2012	2013	2012	2013	2013
Revenue
Contract research	—	232,340	—	232,340	232,340
License	—	4,335,412	—	4,335,412	4,335,412

Total revenue	$—	$4,567,752	$—	$4,567,752	$4,567,752

Operating expenses
Research and development	7,423,833	6,326,986	9,300,051	13,697,946	97,425,506
General and administrative	1,777,353	2,081,450	2,749,454	4,728,703	26,291,163

Total operating expenses	9,201,186	8,408,436	12,049,505	18,426,649	123,716,669

Loss from operations	(9,201,186)	(3,840,684)	(12,049,505)	(13,858,897)	(119,148,917)

Other income (expense)
Interest income	707	12,678	105,914	13,267	1,486,377
Interest expense	(327,496)	(385,040)	(734,094)	(712,326)	(6,351,648)
Other income	—	—	—	—	488,958

Other income (expense), net	(326,789)	(372,362)	(628,180)	(699,059)	(4,376,313)

Net loss and comprehensive loss	(9,527,975)	(4,213,046)	(12,677,685)	(14,557,956)	(123,525,230)
Accretion of redeemable convertible preferred shares	—	—	(313,588)	—	(14,002,842)

Net loss attributable to common shareholders	$(9,527,975)	$(4,213,046)	$(12,991,273)	$(14,557,956)	$(137,528,072)

Basic and diluted net loss attributable to common shareholders per share	$(0.45)	$(0.16)	$(0.76)	$(0.57)

Basic and diluted weighted average shares outstanding	21,034,570	26,381,943	17,142,540	25,646,941

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Shares and Shareholders’ Equity (Deficit)

												Deficit	Total
	Series A		Series B		Series C						Additional	During the	Shareholders’
	Preferred Shares		Preferred Shares		Preferred Shares		Common Shares		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Balance as of November 18, 2005 (inception date)	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(26,463)	(26,463)

Balance as of December 31, 2005	—	—	—	—	—	—	—	—	—	—	—	(26,463)	(26,463)
Issuance of common shares to founders	—	—	—	—	—	—	179,825	—	—	—	171	—	171
Issuance of common shares for service	—	—	—	—	—	—	30,702	—	—	—	14,583	—	14,583
Issuance of common shares for license agreement	—	—	—	—	—	—	64,311	—	—	—	91,362	—	91,362
Issuance of Series A preferred share, net of share issuance costs of $150,570	789,191	7,346,745	—	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares	—	232,782	—	—	—	—	—	—	—	—	(122,443)	(110,339)	(232,782)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	16,327	—	16,327
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,228,948)	(2,228,948)

Balance as of December 31, 2006	789,191	7,579,527	—	—	—	—	274,838	—	—	—	—	(2,365,750)	(2,365,750)
Issuance of common shares upon exercise of options	—	—	—	—	—	—	8,947	—	—	—	5,250	—	5,250
Issuance of Series A preferred shares, net of issuance costs of $20,435	1,557,895	14,779,563	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series A preferred shares to common shares upon financing participation default	(55,120)	(523,644)	—	—	—	—	55,120	—	—	—	523,644	—	523,644
Issuance of common shares to CEO	—	—	—	—	—	—	77,368	—	—	—	124,950	—	124,950
Issuance of common shares for license agreement	—	—	—	—	—	—	61,335	—	—	—	99,055	—	99,055
Issuance of Series B preferred shares, net of issuance costs of $43,682	—	—	809,717	9,956,318	—	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares	—	1,526,057	—	100,000	—	—	—	—	—	—	(808,919)	(817,138)	(1,626,057)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	56,020	—	56,020

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Shares and Shareholders’ Equity (Deficit)

												Deficit	Total
	Series A		Series B		Series C						Additional	During the	Shareholders’
	Preferred Shares		Preferred Shares		Preferred Shares		Common Shares		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,075,240)	(8,075,240)

Balance as of December 31, 2007	2,291,966	23,361,503	809,717	10,056,318	—	—	477,608	—	—	—	—	(11,258,128)	(11,258,128)
Issuance of common shares upon exercise of options	—	—	—	—	—	—	13,469	—	—	—	13,113	—	13,113
Accretion of redeemable convertible preferred shares	—	1,731,269	—	806,390	—	—	—	—	—	—	(106,124)	(2,431,536)	(2,537,660)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	93,011	—	93,011
Net loss	—	—	—	—	—	—	—	—	—	—	—	(14,902,317)	(14,902,317)

Balance as of December 31, 2008	2,291,966	25,092,772	809,717	10,862,708	—	—	491,077	—	—	—	—	(28,591,981)	(28,591,981)
Issuance of Series C preferred shares, net of issuance cost of $251,733	—	—	—	—	2,488,675	25,248,268	—	—	—	—	—	—	—
Series C Warrant	—	—	—	—	—	(5,174,381)	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares	—	667,997	—	301,946	—	1,321,490	—	—	—	—	(123,404)	(2,168,029)	(2,291,433)
Beneficial conversion costs of Series B preferred shares	—	—	—	73,995	—	—	—	—	—	—	—	(73,995)	(73,995)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	123,404	—	123,404
Net loss	—	—	—	—	—	—	—	—	—	—	—	(18,611,814)	(18,611,814)

Balance as of December 31, 2009	2,291,966	25,760,769	809,717	11,238,649	2,488,675	21,395,377	491,077	—	—	—	—	(49,445,819)	(49,445,819)
Issuance of common shares upon exercise of options	—	—	—	—	—	—	3,947	—	—	—	8,250	—	8,250
Issuance of Series C preferred shares, net of issuance cost of $9,279	—	—	—	—	2,000,700	20,490,721	—	—	—	—	—	—	—
Series C Warrant	—	—	—	—	—	8,597,116	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares	—	24,464	—	6,390	—	3,207,407	—	—	—	—	(174,061)	(3,064,202)	(3,238,263)
Beneficial conversion costs of Series B preferred shares	—	—	—	30,082	—	—	—	—	—	—	—	(30,082)	(30,082)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	165,811	—	165,811
Net loss	—	—	—	—	—	—	—	—	—	—	—	(19,674,924)	(19,674,924)

Balance as of December 31, 2010	2,291,966	25,785,233	809,717	11,275,121	4,489,375	53,690,621	495,024	—	—	—	—	(72,215,027)	(72,215,027)

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Shares and Shareholders’ Equity (Deficit)

												Deficit	Total
	Series A		Series B		Series C						Additional	During the	Shareholders’
	Preferred Shares		Preferred Shares		Preferred Shares		Common Shares		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Issuance of common shares upon exercise of options	—	—	—	—	—	—	38,815	—	—	—	69,932	—	69,932
Accretion of redeemable convertible preferred shares	—	24,464	—	6,391	—	3,732,206	—	—	—	—	(513,717)	(3,249,344)	(3,763,061)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	443,785	—	443,785
Net loss	—	—	—	—	—	—	—	—	—	—	—	(21,220,779)	(21,220,779)

Balance as of December 31, 2011	2,291,966	25,809,697	809,717	11,281,512	4,489,375	57,422,827	533,839	—	—	—	—	(96,685,150)	(96,685,150)
Issuance of common stock upon exercise of options	—	—	—	—	—	—	—	—	10,351	10	34,498	—	34,508
Issuance of common stock upon initial public offering, net of issuance costs of $4.7 million	—	—	—	—	—	—	—	—	9,660,000	9,660	53,184,681	—	53,194,341
Issuance of common stock upon private placement, net of issuance costs of $1.7 million	—	—	—	—	—	—	—	—	3,864,461	3,865	23,508,098	—	23,511,963
Conversion of common shares to common stock	—	—	—	—	—	—	(533,839)	—	533,839	534	(534)	—	—
Accretion of redeemable convertible preferred shares	—	2,038	—	533	—	311,017	—	—	—	—	—	(313,588)	(313,588)
Conversion of redeemable convertible preferred shares to common stock upon initial public offering	(2,291,966)	(25,811,735)	(809,717)	(11,282,045)	(4,489,375)	(57,733,844)	—	—	9,958,502	9,959	94,817,665	—	94,827,624
Conversion of convertible notes payable to common stock upon initial public offering	—	—	—	—	—	—	—	—	876,621	876	4,723,658	—	4,724,534
Reclassification of warrant liability to additional paid-in capital	—	—	—	—	—	—	—	—	—	—	1,033,647	—	1,033,647
Share-based compensation	—	—	—	—	—	—	—	—	—	—	1,669,262	—	1,669,262
Net loss	—	—	—	—	—	—	—	—	—	—	—	(24,226,789)	(24,226,789)

Balance as of December 31, 2012	—	$—	—	$—	—	$—	—	$—	24,903,774	$24,904	$178,970,975	$(121,225,527)	$57,770,352

Share-based compensation (Unaudited)	—	—	—	—	—	—	—	—	—	—	1,618,745	—	1,618,745
Issuance of common stock upon public offering, net of issuance cost of $3.7 million (Unaudited)	—	—	—	—	—	—	—	—	8,273,938	8,274	54,214,088	—	54,222,362
Reclassification of additional paid-in capital to warrant liability (Unaudited)	—	—	—	—	—	—	—	—	—	—	(241,587)	—	(241,587)
Net loss (Unaudited)	—	—	—	—	—	—	—	—	—	—	—	(14,557,956)	(14,557,956)

Balance as of June 30, 2013 (Unaudited)	—	$—	—	$—	—	$—	—	$—	33,177,712	$33,178	$234,562,221	$(135,783,483)	$98,811,916

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			Period From
			November 18, 2005
	Six Months ended June 30,		(Inception) to June 30,
	2012	2013	2013
Operating activities
Net loss	$(12,677,685)	$(14,557,956)	$(123,525,230)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	36,427	13,905	255,748
Issuance of common shares for service	—	—	14,583
Issuance of common shares for license agreement	—	—	190,418
Share-based compensation	670,610	1,618,745	4,311,315
Change in fair value of warrant liabilities	(87,204)	(12,019)	3,318,782
Amortization of debt issuance costs	181,050	194,848	944,811
Changes in operating assets and liabilities
Receivables	—	(232,340)	(232,340)
Prepaid expenses	(312,023)	(247,397)	(512,378)
Deposits	—	(904)	(322,298)
Accounts payable	(530,193)	(197,666)	1,973,965
Accrued expenses	930,388	537,292	1,136,155
Accrued payroll and benefits	(48,661)	(138,095)	466,452
Deferred revenue	—	5,664,588	5,664,588

Net cash used in operating activities	(11,837,291)	(7,356,999)	(106,315,429)

Investing activities
Purchases of furniture, fixtures and equipment	(8,437)	(41,817)	(326,876)
Purchase of investments	—	—	(14,306,177)
Proceeds from sale of investments	—	—	14,306,177

Net cash used in investing activities	(8,437)	(41,817)	(326,876)

Financing activities
Proceeds from borrowing on convertible promissory notes	—	—	8,100,000
Proceeds from borrowing on long-term debt	—	5,238,327	15,238,327
Payments on long-term debt	—	(238,327)	(238,327)
Proceeds from exercise of stock options	15,458	—	131,223
Proceeds from issuance of common stock, net of underwriting discounts	54,777,800	54,442,512	132,732,274
Payment of offering costs	(702,716)	(220,150)	(2,279,307)
Payment of debt issuance costs	—	(300,372)	(607,270)
Proceeds from issuance of redeemable convertible preferred shares	—	—	75,197,313

Net cash provided by financing activities	54,090,542	58,921,990	228,274,233

Net change in cash and equivalents	42,244,814	51,523,174	121,631,928
Cash and equivalents at beginning of the period	15,602,264	70,108,754	—

Cash and equivalents at end of the period	$57,847,078	$121,631,928	$121,631,928

Supplemental cash flow information
Cash paid for interest	$435,056	$398,673	$1,319,187
Non-cash investing and financing activities
Accretion of redeemable convertible preferred shares	$313,588	$—	$14,002,845
Beneficial conversion costs of Series B preferred shares	$—	$—	$104,077
Notes payable converted into Series A redeemable convertible preferred shares	$—	$—	$3,100,000
Allocation of the Class C proceeds to the Class C Purchase Option	$—	$—	$5,174,381
Conversion of the Class C Purchase Option	$—	$—	$(8,597,116)
Allocation of the convertible note proceeds to warrant	$—	$—	$852,485
Allocation of the long-term debt proceeds to warrant	$—	$461,144	$734,238
Conversion of convertible notes payable and accrued interest into common stock	$—	$—	$4,724,534
Conversion of redeemable convertible preferred shares into common stock	$—	$—	$94,827,625
Reclassification of warrant liability to additional paid-in capital	$—	$—	$1,033,647
Reclassification of additional paid-in capital to warrant liability	$—	$241,587	$241,587

The accompanying notes are an integral part of these consolidated financial statements

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

The Company is in its development stage as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital and performing research and development activities. Since inception, the Company has incurred significant losses from operations and expects losses to continue for the foreseeable future. The Company’s success depends primarily on the successful development and regulatory approval of its product candidates and its ability to obtain adequate financing.

As of June 30, 2013, the Company has incurred losses since inception of $123.5 million. The Company expects to continue to incur losses and require additional financial resources to advance its products to either the commercial stage or liquidity events.

There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate revenues from collaborative partners on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Unaudited Interim Financial Data

The accompanying interim consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2012 contained in the Company’s Annual Report on Form 10-K. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2013 and the results of operations and cash flows for the three months and six months ended June 30, 2012 and 2013. The December 31, 2012 consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures including notes required by GAAP for complete financial statements.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Receivables

Receivables consist of amounts billed and earned but unbilled under the Company’s contract with the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (“BARDA”). Receivables under the BARDA contract are recorded as qualifying research activities are conducted and invoices from the Company’s vendors are received. Unbilled receivables are also recorded based upon work estimated to be complete for which the Company has not received vendor invoices. The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance based on its history of collections and write-offs and the current status of all receivables. The Company does not accrue interest on trade receivables. If accounts become uncollectible, they will be written off through a charge to the allowance for doubtful accounts. The Company has not recorded an allowance for doubtful accounts as management believes all receivables are fully collectible.

Clinical Trial Accrual

As part of the process of preparing financial statements, the Company is required to estimate its expenses resulting from its obligation under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The Company’s objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with applicable personnel and outside service providers as to the progress of trials, or the services completed. During the course of a clinical trial, the Company adjusts its rate of clinical trial expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through June 30, 2013, there had been no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials. The Company’s clinical trial accrual is dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Revenue Recognition

The Company’s revenue generally consists of research related revenue under federal contracts and licensing revenue related to non-refundable upfront fees, milestone payments and royalties earned under license agreements. Revenue is recognized when the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.

For arrangements that involve the delivery of more than one element, each product, service and/or right to use assets is evaluated to determine whether it qualifies as a separate unit of accounting. This determination is based on whether the deliverable has “stand-alone value” to the customer. The consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling prices of each deliverable. The consideration allocated to each unit of accounting is recognized as the related goods and services are delivered, limited to the consideration that is not contingent upon future deliverables. If the arrangement constitutes a single unit of accounting, the revenue recognition policy must be determined for the entire arrangement.

3. Fair Value of Financial Instruments

The carrying values of cash equivalents, receivables, prepaid expenses, and accounts payable at June 30, 2013 approximated their fair values due to the short-term nature of these items.

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

At December 31, 2012 and June 30, 2013, these financial instruments and respective fair values have been classified as follows:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2012
Assets:
Money Market Funds	$67,783,021	$—	$—	67,783,021

Total assets at fair value:	$67,783,021	$—	$—	$67,783,021

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2013
Assets:
Money Market Funds	$116,684,959	$—	$—	116,684,959

Total assets at fair value:	$116,684,959	$—	$—	$116,684,959

Liabilities:

Warrant liabilities	$—	$—	$690,712	690,712

	$—	$—	$690,712	$690,712

The change in the fair value measurement using significant unobservable inputs (Level 3) is summarized below:

Balance at December 31, 2012	$—

Allocation of long-term debt proceeds to warrant (Unaudited)	461,144
Reclassification of additional paid-in capital to warrant (Unaudited)	241,587
Change in fair value recorded as interest income (Unaudited)	(12,019)

Balance at June 30, 2013 (Unaudited)	$690,712

The December 2011 Note, which is classified as a level 2 liability (see Note 8) has a variable interest rate and accordingly, its carrying value approximates its fair value. At June 30, 2013, the carrying value was $14.3 million.

4. Significant Agreements and Contracts

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

Contract Research

In May 2013, the Company entered into an agreement with the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (“BARDA”), for the evaluation and development of the Company’s lead product candidate solithromycin for the treatment of bacterial infections in pediatric populations and infections caused by bioterror threat pathogens, specifically anthrax and tularemia.

The agreement is a cost plus fixed fee development contract, with a base performance segment valued at approximately $17.7 million, and four option work segments that BARDA may request in its sole discretion pursuant to the agreement. If all four option segments are requested, the cumulative value of the agreement would be approximately $58 million. Three of the options are cost plus fixed fee arrangements and one option is a cost sharing arrangement for which the Company would be responsible for a designated portion of the costs associated with that work segment. The estimated period of performance for the base performance segment is April 1, 2013 through May 23, 2015. If all option segments are requested, this estimated period of performance would be extended until approximately May 23, 2018.

Under the agreement, the Company is reimbursed and recognizes revenue as allowable costs are incurred plus a portion of the fixed-fee earned. The Company considers fixed-fees under cost reimbursable agreements to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated agreement costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed. For the three-month and six-month periods ended June 30, 2013, the Company recognized $0.2 million in revenue under this agreement.

The agreement provides the U.S. government the ability to terminate the agreement for convenience or to terminate for default if the Company fails to meet its obligations as set forth in the statement of work. The Company believes that if the government were to terminate the agreement for convenience, the costs incurred through the effective date of such termination and any settlement costs resulting from such termination would be allowable costs.

Collaboration

In May 2013, Cempra Pharmaceuticals, Inc., the Company’s wholly owned subsidiary, entered into a license agreement with Toyama Chemical Co., Ltd. (“Toyama”), whereby the Company licensed to Toyama the exclusive right, with the right to sublicense, to make, use and sell any product in Japan that incorporates solithromycin, the Company’s lead compound, as its sole active pharmaceutical ingredient, or API, for human therapeutic uses, other than for ophthalmic indications or any condition, disease or affliction of the ophthalmic tissues. Toyama also has a nonexclusive license in Japan and certain other countries, with the right to sublicense, to manufacture or have manufactured API for solithromycin for use in manufacturing such products, subject to limitations and obligations of the concurrently executed supply agreement discussed below. Toyama granted the Company certain rights to intellectual property generated by Toyama under the license agreement with respect to solithromycin or licensed products for use with such products outside Japan or with other solithromycin-based products inside or outside Japan.

Following execution of the agreement, the Company received a $10.0 million upfront payment from Toyama. Toyama is also obligated to pay the Company up to an aggregate of $60.0 million in milestone payments, depending on the achievement of various regulatory, patent, development and commercial milestones. Under the terms of the license agreement, Toyama must also pay the Company a royalty equal to a low-to-high first double decimal digit percentage of net sales, subject to downward adjustment in certain circumstances.

As part of the license agreement, Toyama and the Company also entered into a supply agreement, whereby the Company will be the exclusive supplier (with certain limitations) to Toyama and its sublicensees of API for solithromycin for use in licensed products in Japan, as well as the exclusive supplier to Toyama and its sublicensees of finished forms of solithromycin to be used in Phase 1 and Phase 2 clinical trials in Japan. Pursuant to the supply agreement, which is an exhibit to the license agreement, Toyama will pay the Company for such clinical supply of finished product and all supplies of API for solithromycin for any purpose, other than the manufacture of products for commercial sale in Japan, at prices equal to the Company’s cost. All API for solithromycin supplied by the Company to Toyama for use in the manufacture of finished product for commercial sale in Japan will be ordered from the Company at prices determined by the Company’s manufacturing costs, and which may, depending on such costs, equal, exceed, or be less than such costs. Either party may terminate the supply agreement for uncured material breach or insolvency of the other party, with Toyama’s right to terminate for the Company’s breach subject to certain further conditions in the case of the Company’s failure to supply API for solithromycin or clinical supply, but otherwise the supply agreement will continue until the expiration or termination of the license agreement.

The Company has determined that there are six deliverables under this agreement including (1) the license to develop and commercialize solithromycin in Japan, (2) the obligation of the Company to conduct Phase 3 studies and obtain regulatory approval in the United States and one other territory, (3) participation in a Joint Development Committee, or JDC, (4) participation in a Joint Commercialization Committee, or JCC, (5) the right to use the Company’s trademark, and (6) a supply agreement. The amounts received under the license agreement have been allocated to the deliverables based on their relative fair values and will be recognized into income when revenue recognition criteria have been achieved. As of June 30, 2013, the license is the only unit of accounting that has been delivered. The Company has recognized $4.3 million in revenue associated with the license. The Company has recorded $5.7 million as deferred revenue at June 30, 2013 which will be recorded as revenue when the revenue recognition criteria of each deliverable have been met.

Milestone payments are recognized when earned, provided that (i) the milestone event is substantive; (ii) there is no ongoing performance obligation related to the achievement of the milestone earned; and (iii) it would result in additional payments. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment is non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved to achieve the milestone; and the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement, and the related risk associated with the achievement of the milestone. Contingent based event payments the Company may receive under a license agreement will be recognized when received.

Royalties are recorded as earned in accordance with the contract terms when third party sales can be reliably measured and collectability is reasonably assured.

5. Receivables

At June 30, 2013, the Company had $0.2 million of earned but unbilled receivables under the BARDA agreement.

6. Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consist of the following as of:

	Useful Life	December 31,	June 30,
	(years)	2012	2013
			(Unaudited)
Computer equipment	2	$191,889	$215,104
Software	2	46,594	39,952
Furniture	5	38,792	38,792
Leasehold improvements	3	4,809	4,809

Total furniture, fixtures and equipment		282,084	298,657
Less accumulated depreciation		238,867	227,527

Furniture, fixtures and equipment, net		$43,217	$71,130

During the three-month period ended June 30, 2012 and 2013, the Company recorded $18,381 and $7,976 in depreciation expense, respectively. During the six-month period ended June 30, 2012 and 2013, the Company recorded $36,427 and $13,905 in depreciation expense, respectively. Depreciation expense for the cumulative period from inception through June 30, 2013 was $255,748.

7. Accrued Expenses

Accrued expenses are comprised of the following as of:

	December 31,	June 30,
	2012	2013
		(Unaudited)
Accrued professional fees	$207,362	$608,560
Other accrued fees	30,817	52,102
Accrued interest	82,236	201,041
Deferred rent	21,503	17,507

Total accrued expenses	$341,918	$879,210

8. Long-term Debt

In December 2011, the Company entered into a $20,000,000 loan and security agreement (the “December 2011 Note”) with Hercules Technology Growth Capital, Inc. (“Hercules”) and borrowed $10,000,000 upon closing. The principal amount outstanding under the $10,000,000 borrowing bears interest at the greater of (i) 9.55%, or (ii) the sum of 9.55% plus the prime lending rate, as published by the Wall Street Journal, minus 3.25% per annum. The terms of the December 2011 Note agreement provided that the Company could, at any time prior to October 1, 2012, request another borrowing in the aggregate amount of $10,000,000. The Company elected not to request the additional borrowing and let the option expire on September 30, 2012. In May 2013, the Company amended its December 2011 Note, increasing the initial loan amount to $15,000,000, receiving an additional $5,238,327 upon closing. The Company also extended the date by which it could request the additional $10,000,000 to September 30, 2013. This amendment also provides for the Company to make interest only payments through June 2014. Principal and interest payments will start July 1, 2014 over a 36-month amortization period. The principal balance outstanding on the loan agreement and all accrued but unpaid interest thereunder will be due and payable on June 1, 2017. In addition, the Company is to pay Hercules the following fees:

•

$400,000 on the earliest to occur of (i) December 1, 2015, (ii) the date that the Company prepays all of the outstanding advances and accrued interest, or (iii) the date that all of the advances and interest become due and payable.

•

$495,245 on the earliest to occur of (i) June 1, 2017, (ii) the date that the Company prepays all of the outstanding advances and accrued interest, or (iii) the date that all of the advances and interest become due and payable

The Company granted Hercules a security interest in all of its assets, except intellectual property. The Company’s obligations to Hercules include restrictions on borrowing, asset transfers, placing liens or security interests on the Company’s assets including its intellectual property, mergers and acquisitions and distributions to stockholders.

In connection with the initial closing of the December 2011 note, the Company entered into a warrant agreement with Hercules (the “First Hercules Warrant”), under which Hercules has the right to purchase 39,038 shares of the Company’s common stock. The exercise price of the First Hercules Warrant was initially $10.25 per share, subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection. In connection with the amendment to the loan agreement, the exercise price of the First Hercules Warrant was reduced to the lower of (a) $6.11, and (b) the effective price per share of our common stock issued or issuable in any offering of our equity or equity-linked securities that occurs prior to June 1, 2014, provided that such offering is effected principally for equity or debt-financing purposes. The

First Hercules Warrant expires on December 20, 2021. Proceeds equal to the fair value of the Hercules Warrant were recorded as a liability at the date of issuance and the borrowings under the December 2011 Note will be increased to equal the face amount of the borrowings plus interest through interest expense over the term of the loan using the effective interest method. Upon completion of the Company’s initial public offering (“IPO”), the warrant liability was reclassified to additional paid-in capital. Since the amendment to the warrant resulted in a variable exercise price, the fair value of the warrant as of the date of the amendment was reclassified from additional paid-in capital to a warrant liability.

Additionally, in connection with the amendment of the December 2011 note, the Company entered into a warrant agreement with Hercules (the “Second Hercules Warrant”), under which Hercules has the right to purchase an aggregate number of shares of the Company’s common stock equal to the quotient derived by dividing $609,533 by the exercise price then in effect, which is defined as the lower of (a) $6.11, and (b) the effective price per share of the common stock issued or issuable in any offering of the Company’s equity or equity-linked securities that occurs prior to June 1, 2014, provided that such offering is effected principally for equity or debt-financing purposes. The exercise price is subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection. The Second Hercules Warrant expires on May 31, 2023. Proceeds equal to the fair value of the Second Hercules Warrant were recorded as a liability at the date of issuance and the borrowings under the December 2011 Note will be increased to equal the face amount of the borrowings plus interest through interest expense over the term of the loan using the effective interest method.

9. Shareholders’ Equity (Deficit)

Initial Public Offering

During February 2012, the Company completed its IPO, issuing 9,660,000 shares of common stock, at a price of $6.00 per share, resulting in net proceeds to the Company of approximately $53.2 million after deducting underwriting discounts of $3.2 million and offering costs of $1.6 million.

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

Private Placement

During October 2012, the Company sold 3,864,461 shares of its common stock at $6.50 per share to certain institutional accredited investors in a private placement financing, raising an aggregate of $25,118,997 before sales agency fees and offering costs of approximately $1.7 million. In connection with this financing, the Company entered into a registration rights agreement, pursuant to which it registered the resale of the shares of common stock issued in the financing.

Public Offering

During June 2013, the Company completed a public offering issuing 8,273,938 shares of common stock, at a price of $7.00 per share, resulting in net proceeds to the Company of approximately $54.2 million after deducting underwriting discounts of $3.5 million and offering costs of $0.2 million.

10. Share Option Plans

The Company adopted the 2006 Stock Plan in January 2006 (“the 2006 Plan”). The 2006 Plan provided for the granting of incentive share options, nonqualified share options and restricted shares to Company employees, representatives and consultants. As of June 30, 2013, there were options for an aggregate of 702,185 shares issued and outstanding under the 2006 Plan.

The Company’s board of directors adopted the 2011 Equity Incentive Plan in October 2011 (the “2011 Plan”), and authorized the issuance of up to 1,526,316 shares for future issuances under the 2011 Plan. During January 2013, the authorized shares under the 2011 Plan automatically increased by 105,263 shares. During May 2013, the Company’s shareholders approved an increase of 1,500,000 shares reserved under the 2011 Plan. As of June 30, 2013, there were 2,001,579 option shares available under the 2011 Plan.

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

The following table summarizes the Company’s 2006 and 2011 Plan activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value (1)

Outstanding - December 31, 2012	1,162,602	$4.18

Granted	698,473	6.73
Exercised	—	—
Forfeited	(28,890)	6.56
Expired	—	—

Outstanding - June 30, 2013	1,832,185	5.10	8.09	$4,893,553

Exercisable - June 30, 2013	1,231,068	4.68	7.55	$3,308,488

Vested and expected to vest at June 30, 2013 (2)	1,772,552	$5.07	8.05	$4,787,384

(1)	Intrinsic value is the excess of the fair value of the underlying common shares as of June 30, 2013 over the weighted-average exercise price.
(2)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.

The following table summarizes certain information about all options outstanding as of June 30, 2013:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
		Contractual		Contractual
Exercise Price	Number of Options	Term (in years)	Number of Options	Term (in years)

$0.48 - $1.71	97,688	3.19	97,688	3.19
$1.71 - $2.94	604,497	6.60	497,456	6.44
$5.40 - $6.63	603	9.66	603	9.66
$6.63 - $7.86	1,129,397	9.31	635,321	9.09

	1,832,185		1,231,068

During the three-month period ended June 30, 2012 and 2013, the Company recorded $506,123 and $628,161 in share-based compensation expense, respectively. During the six-month period ended June 30, 2012 and 2013, the Company recorded $670,610 and $1,618,745 in share-based compensation expense, respectively. Since inception, the Company has recognized $4,311,315 in share-based compensation expense. As of June 30, 2013, approximately $2,255,000 of total unrecognized compensation cost related to unvested share options is expected to be recognized over a weighted-average period of 1.7 years.

11. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2013 as the Company incurred losses for the six-month period ended June 30, 2013 and is forecasting additional losses through the fourth quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2013. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(Unaudited)		(Unaudited)

Redeemable convertible preferred shares	—	—	1,390,847	—
Convertible debt	—	—	89,855	—
Warrants outstanding	247,370	280,258	230,581	263,905
Stock options outstanding	1,115,967	1,767,194	935,710	1,640,408

	1,363,337	2,047,452	2,646,993	1,904,313

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

Overview

We are a clinical-stage pharmaceutical company focused on developing antibiotics to meet critical medical needs in the treatment of bacterial infectious diseases, particularly respiratory tract infections and chronic and acute staphylococcal infections. Our lead program, solithromycin, which we are developing in both oral and IV formulations initially for the treatment of CABP, one of the most serious infections of the respiratory tract, is in a pivotal Phase 3 clinical trial of the oral formulation for the treatment of CABP in a global multi-center double-blinded study. We have also completed a Phase 2 study of solithromycin in uncomplicated gonorrhea. Our second program is Taksta, which we are developing in the U.S. as an oral treatment for prosthetic joint infections caused by S. aureus, including MRSA. We are conducting a Phase 2 trial for Taksta in patients with prosthetic joint infections.

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

We have devoted substantially all of our resources to our drug development efforts, including conducting clinical trials of our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. From inception in November 2005 through June 30, 2013, we raised a total of $239.5 million from the issuance of debt, sale of convertible notes, convertible preferred shares, common shares and common stock, including $58.0 million from the sale of common stock in our IPO in February 2012, $25.1 million from the sale of common stock in a private placement in October 2012 and $57.9 million from the sale of common stock in a public offering in June 2013. As more fully discussed below, in May 2013, we licensed rights to solithromycin in Japan to Toyama Chemical Co., Ltd., or Toyama and received a $10.0 million, non refundable, upfront license fee.

We have incurred losses in each year since our inception in November 2005. Our net losses were approximately $9.5 million and $4.2 million for the three months ended June 30, 2012 and June 30, 2013, respectively, and $13.0 million and $14.6 million for the six months ended June 30, 2012 and June 30, 2013, respectively. As of June 30, 2013, we had an accumulated deficit of approximately $135.8 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

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

Financial Overview

Revenue

To date, we have not generated revenue from the sale of any products. All of our revenue to date has been derived from (1) a government contract and (2) the receipt of up-front proceeds under our license agreement withToyama, a portion of which has been recognized in accordance with US GAAP.

In May 2013, we entered into an agreement with the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services, or BARDA, for the evaluation and development of solithromycin for the treatment of bacterial infections in pediatric populations and infections caused by bioterror threat pathogens, specifically anthrax and tularemia.

The agreement is a cost plus fixed fee development contract, with a base performance segment valued at approximately $17.7 million, and four option work segments that BARDA may request in its sole discretion pursuant to the agreement. If all four option segments are requested, the cumulative value of the agreement would be approximately $58 million. Three of the options are cost plus fixed fee arrangements and one option is a cost sharing arrangement for which we would be responsible for a designated portion of the costs associated with that work segment. The estimated period of performance for the base performance segment is May 24, 2013 through May 23, 2015. If all option segments are requested, this estimated period of performance would be extended until approximately May 23, 2018.

Under the contract, we are reimbursed and recognize revenue as allowable costs are incurred plus a portion of the fixed-fee earned. We consider fixed-fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated contract costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed. Through June 30, 2013, we recognized $0.2 million in revenue under this agreement.

In May 2013, Cempra Pharmaceuticals, Inc., our wholly owned subsidiary, entered into a license agreement with Toyama, whereby we licensed to Toyama the exclusive right, with the right to sublicense, to make, use and sell any product in Japan that incorporates solithromycin as its sole active pharmaceutical ingredient, or API, for human therapeutic uses, other than for ophthalmic indications or any condition, disease or affliction of the ophthalmic tissues. Toyama also has a nonexclusive license in Japan and certain other countries, with the right to sublicense, to manufacture or have manufactured API for solithromycin for use in manufacturing such products, subject to limitations and obligations of the concurrently executed supply agreement discussed below. Toyama has granted us certain rights to intellectual property generated by Toyama under the license agreement with respect to solithromycin or licensed products for use with such products outside Japan or with other solithromycin-based products inside or outside Japan.

Following execution of the agreement, we received a $10.0 million upfront payment from Toyama. Toyama is also obligated to pay us up to an aggregate of $60.0 million in milestone payments, depending on the achievement of various regulatory, patent, development and commercial milestones. Under the terms of the license agreement, Toyama must also pay us a royalty equal to a low-to-high first double decimal digit percentage of net sales, subject to downward adjustment in certain circumstances. Through June 30, 2013, we recognized $4.3 million in revenue under this agreement.

As part of the license agreement, Toyama and we also entered into a supply agreement, whereby we will be the exclusive supplier (with certain limitations) to Toyama and its sublicensees of API for solithromycin for use in licensed products in Japan, as well as the exclusive supplier to Toyama and its sublicensees of finished forms of solithromycin to be used in its clinical trials in Japan. Pursuant to the supply agreement, Toyama will pay us for such clinical supply of finished product and all supplies of API for solithromycin for any purpose, other than the manufacture of products for commercial sale in Japan, at prices equal to our costs. All API for solithromycin supplied by us to Toyama for use in the manufacture of finished product for commercial sale in Japan will be ordered from us at prices determined by our manufacturing costs, and which may, depending on such costs, equal, exceed, or be less than such costs. Either party may terminate the supply agreement for uncured material breach or insolvency of the other party, with Toyama’s right to terminate for our breach subject to certain further conditions in the case of our failure to supply API for solithromycin or clinical supply, but otherwise the supply agreement will continue until the expiration or termination of the license agreement.

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

From inception through June 30, 2013, we have incurred $97.4 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we seek to complete development of solithromycin for CABP and Taksta for prosthetic joint infections and to further advance our other product candidates.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(Unaudited, in thousands)		(Unaudited, in thousands)
Direct research and development expense by program:
Solithromycin	$6,392	$4,407	$7,606	$10,152
Taksta	263	572	294	988
Macrolide research	18	27	21	39
Research and development personnel cost	698	1,183	1,302	2,262

Total direct research and development expense	7,371	6,189	9,223	13,441
Indirect research and development expense	53	138	77	257

Total research and development expense	$7,424	$6,327	$9,300	$13,698

The successful development of our clinical and pre-clinical product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our clinical or pre-clinical product candidates or the period, if any, in which material net cash inflows from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our ongoing, as well as any additional clinical trials required and other research and development activities;

•	future clinical trial results; and

•	the timing of regulatory approvals.

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

We are conducting our pivotal trial program for solithromycin, which we believe will require two Phase 3 trials, including one trial with oral solithromycin and one trial with IV solithromycin stepping down to oral solithromycin. Both of these trials will be randomized, double-blinded studies conducted against a comparator drug agreed upon with the FDA, for which we will have to show non-inferiority from an efficacy perspective and acceptable safety and tolerability. Using feedback received from the FDA, we began the Phase 3 trial with oral solithromycin in December 2012. We finalized the overall development program for solithromycin for CABP with the FDA at our end of Phase 2 meeting for solithromycin, which occurred in May 2013, and plan to initiate the IV-to-oral trial in the fourth quarter of 2013.

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

Other Income (Expense), Net

Interest income consists of interest earned on our cash and equivalents as well as decreases in fair value of warrants issued in connection with the note issued to Hercules Technology Growth Capital, Inc. in December 2011, referred to as the December 2011 Note and the warrants issued in connection with the May 31, 2013 amendment to the December 2011 Note. We expect our interest income to increase during 2013 as we have significantly increased our cash position through additional financing activities in 2012 and 2013.

Interest expense consists of interest incurred on the notes issued in August 2011 to various investors and that converted to common stock at the close of our initial public offering, or IPO, in February 2012 and the December 2011 Note as well as increases in fair value of warrants issued in connection with the notes. We expect interest expense to increase during 2013 as we increased our long-term debt balance on the outstanding December 2011 Note in May 2013.

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

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 7, 2013. The only material changes to our accounting policies since December 31, 2012 are as follows:

Revenue Recognition

The Company’s revenue generally consists of research related revenue under federal contracts and licensing revenue related to non-refundable upfront fees, milestone payments and royalties earned under license agreements. Revenue is recognized when the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.

For arrangements that involve the delivery of more than one element, each product, service and/or right to use assets is evaluated to determine whether it qualifies as a separate unit of accounting. This determination is based on whether the deliverable has “stand-alone value” to the customer. The consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling prices of each deliverable. The consideration allocated to each unit of accounting is recognized as the related goods and services are delivered, limited to the consideration that is not contingent upon future deliverables. If the arrangement constitutes a single unit of accounting, the revenue recognition policy must be determined for the entire. Management exercises significant judgment in the determination of whether a deliverable has stand-alone value, is considered to be a separate unit of accounting, and in estimating the relative fair value of each deliverable in the arrangement.

Results of Operations

The following table summarizes the results of our operations for each of three-month and six-month periods ended June 30, 2012 and 2013, together with the changes in those items in dollars:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/			Increase/
	2012	2013	(Decrease)	2012	2013	(Decrease)
	(Unaudited, in thousands)			(Unaudited, in thousands)
Revenue:
Contract research	$—	$232	232	$—	$232	232
License	—	4,335	4,335	—	4,335	4,335

Total revenue	—	4,567	4,567	—	4,567	4,567
Operating expenses:
Research and development expense (1)	7,424	6,327	(1,097)	9,300	13,698	4,398
General and administrative expense (1)	1,778	2,081	303	2,750	4,729	1,979

Loss from operations	(9,202)	(3,841)	5,361	(12,050)	(13,859)	(1,809)
Other income (expense), net	(327)	(372)	(45)	(628)	(699)	(71)

Net income (loss)	(9,529)	(4,213)	5,316	(12,678)	(14,558)	(1,880)

(1) Includes the following stock-based compensation expenses:

Research and development expense	$155	$194	$39	$221	$485	$264
General and administrative expense	351	434	83	450	1,134	684

Comparison of the Three Months Ended June 30, 2012 and June 30, 2013

Contract and license revenue

For the three months ended June 30, 2013, total revenue increased to $4.6 million compared to the three months ended June 30, 2012. Contract research revenue increased $0.2 million as we initiated our BARDA contract in May 2013. We expect contract research revenue to continue to increase as the base performance segment of the contract progresses. License revenue increased $4.3 million due to revenue recognized upon receipt of the $10.0 million upfront payment from the execution of the Toyama license agreement in May 2013.

Research and Development Expense

Research and development expense decreased $1.1 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 as a result of a $1.3 million decrease in expenses under the Optimer Pharmaceuticals and The Scripps Research Institute license agreements in 2012, offset by a $0.2 million increase in expenses incurred for Taksta primarily related to our Phase 2 prosthetic joint infection trial that initiated in December 2012.

General and Administrative Expense

General and administrative expense increased by $0.3 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 as a result of increased employee expense of $0.1 million, primarily stock compensation expense, and professional service fees of $0.2 million.

Other Income (Expense), Net

Other income (expense) remained consistent during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Comparison of the Six Months Ended June 30, 2012 and June 30, 2013

Contract and license revenue

For the six months ended June 30, 2013, total revenue increased to $4.6 million compared to the six months ended June 30, 2012. Contract research revenue increased by $0.2 million as we initiated our BARDA agreement in May 2013. We expect contract research revenue to continue to increase as the base performance segment of the BARDA agreement progresses. License revenue increased $4.3 million due to revenue recognized upon receipt of the $10.0 million upfront payment from the execution of the Toyama license agreement in May 2013.

Research and Development Expense

Research and development expense increased $4.4 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 as a result of a $2.5 million increase in expenses incurred for solithromycin, primarily related to our Phase 3 clinical trial that initiated in December 2012, a $0.7 million increase in expenses incurred for Taksta primarily related to our Phase 2 trial that initiated in December 2012 and a $1.2 million increase in employee and travel expenses.

General and Administrative Expense

General and administrative expense increased by $2.0 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 as a result of increased employee expense of $0.9 million, primarily stock compensation expense, franchise tax of $0.4 million and professional service fees of $0.7 million.

Other Income (Expense), Net

Other income (expense) remained consistent during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in November 2005 through June 30, 2013, we have funded our operations primarily with $239.5 million from a combination of debt, and the sale of convertible notes, convertible preferred shares, common shares and common stock.

The gross proceeds we have received from the issuance and sale of our convertible notes and preferred and common shares are as follows (dollars in thousands):

		Number of	Gross
Issue		Shares	Proceeds

Class A	2006	789,191	$7,497	(1)
Class A	2007	1,557,895	14,800
Class B	2007	809,717	10,000
Class C	2009	2,488,686	25,500
Class C	2010	2,000,700	20,500
August 2011 Notes	2011	—	5,000
December 2011 Note	2011	—	10,000
Common Stock / Initial Public Offering	2012	9,660,000	57,960
Common Stock / Private Placement	2012	3,864,461	25,119
December 2011 Note Amendment	2013	—	5,238
Common Stock / Public Offering	2013	8,273,938	57,918

In addition to the financing activities listed above, we received $10.0 million of up-front proceeds under our license agreement with Toyama in May 2013.

(1)	Includes $3,197 of converted notes payable and accrued interest.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Six Months Ended June 30
	2012	2013
	(Unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$(11,837)	$(7,357)
Investing activities	(8)	(42)
Financing activities	54,090	58,922

Net increase (decrease) in cash and equivalents	$42,245	$51,523

Operating Activities. Cash used in operating activities of $11.8 million for the six months ended June 30, 2012 was primarily a result of our $12.7 million net loss offset by cash provided by changes in operating assets and liabilities of $0.1 million and by non-cash items of $0.8 million. Cash used in operating activities of $7.4 million for the six months ended June 30, 2013 was primarily a result of our $11.4 million net loss offset by cash provided by changes in operating assets and liabilities of $2.2 million and by non-cash items of $1.8 million.

Investing Activities. Net cash used in investing activities was $8,000 for the six months ended June 30, 2012 and $42,000 for the six months ended June 30, 2013. Cash used in investing activities during each of these periods reflected our purchases of equipment.

Financing Activities. Net cash provided by financing activities of $54.1 million for the six months ended June 30, 2012 consisted primarily of gross proceeds of $58.0 million from the IPO offset by $3.2 million of underwriting discounts and $0.7 million of offering costs. Net cash provided by financing activities of $58.9 million for the six months ended June 30, 2013 consisted of gross proceeds of $57.9 million from the public offering offset by $3.5 million of underwriting discounts and $0.2 million of offering costs and $5.2 million from proceeds from the amendment of the 2011 December Note offset by $0.3 million of issuance costs less principal payments of $0.2 million to the 2011 December Note.

Funding Requirements

To date, we have not generated any product revenue from our development stage product candidates. All of our revenue has been derived from a government contract and the receipt of up-front proceeds under our license agreement with Toyama. We do not know when, or if, we will generate any product revenue. We do not expect to generate product revenue unless and until we obtain marketing approval of and commercialize solithromycin and/or Taksta or any of our other product candidates. At the same time, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, solithromycin and Taksta and our other product candidates. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We will need substantial additional funding in connection with our continuing operations.

Based on our estimates of costs and timelines for the development of solithromycin for the treatment of CABP and our resources as of June 30, 2013, we expect that we have sufficient funds in hand to complete all studies and trials currently expected to be necessary for submission of an NDA to the FDA. We will need to obtain additional financing for the continued development of solithromycin outside of CABP, Taksta and our other product candidates and prior to the commercialization of any of these product candidates. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates.

Our future capital requirements will depend on many factors, including:

•

the progress, costs and results of our ongoing oral solithromycin Phase 3 trial, the results of our end-of-Phase 2 meeting with the FDA for the planned Phase 3 IV-to-oral trial for solithromycin, our ongoing Taksta Phase 2 trial and any future trials for solithromycin and Taksta;

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

During the six months ended June 30, 2013, there were no material changes to our contractual obligations and commitments outside the ordinary course of business from those specified in our 2012 Annual Report on Form 10-K, except for:

December 2011 Note

In December 2011, the Company entered into a $20,000,000 loan and security agreement (the “December 2011 Note”) with Hercules Technology Growth Capital, Inc. (“Hercules”) and borrowed $10,000,000 upon closing. The principal amount outstanding under the $10,000,000 borrowing bears interest at the greater of (i) 9.55%, or (ii) the sum of 9.55% plus the prime lending rate, as published by the Wall Street Journal, minus 3.25% per annum. The terms of the December 2011 Note agreement provided that the Company could, at any time prior to October 1, 2012, request another borrowing in the aggregate amount of $10,000,000. The Company elected not to request the additional borrowing and let the option expire on September 30, 2012. In May 2013, the Company amended its December 2011 Note, increasing the initial loan amount to $15,000,000, receiving an additional $5,238,327 upon closing. The Company also extended the date by which it could request the additional $10,000,000 to September 30, 2013. This amendment also provides for the Company to make interest only payments through June 2014. Principal and interest payments will start July 1, 2014 over a 36-month amortization period. The principal balance outstanding on the loan agreement and all accrued but unpaid interest thereunder will be due and payable on June 1, 2017. In addition, the Company is to pay Hercules the following fees:

•

$400,000 on the earliest to occur of (i) December 1, 2015, (ii) the date that the Company prepays all of the outstanding advances and accrued interest, or (iii) the date that all of the advances and interest become due and payable.

•

$495,245 on the earliest to occur of (i) June 1, 2017, (ii) the date that the Company prepays all of the outstanding advances and accrued interest, or (iii) the date that all of the advances and interest become due and payable

The Company granted Hercules a security interest in all of its assets, except intellectual property. The Company’s obligations to Hercules include restrictions on borrowing, asset transfers, placing liens or security interests on the Company’s assets including its intellectual property, mergers and acquisitions and distributions to stockholders.

In connection with the initial closing of the December 2011 note, the Company entered into a warrant agreement with Hercules (the “First Hercules Warrant”), under which Hercules has the right to purchase 39,038 shares of the Company’s common stock. The exercise price of the First Hercules Warrant was initially $10.25 per share, subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection. In connection with the amendment to the loan agreement, the exercise price of the first Hercules Warrant was reduced to the lower of (a) $6.11, and (b) the effective price per share of our common stock issued or issuable in any offering of our equity or equity-linked securities that occurs prior to June 1, 2014, provided that such offering is effected principally for equity or debt-financing purposes, The First Hercules Warrant expires on December 20, 2021. Proceeds equal to the fair value of the Hercules Warrant were recorded as a liability at the date of issuance and the borrowings under the December 2011 Note will be increased to equal the face amount of the borrowings plus interest through interest expense over the term of the loan using the effective interest method. Upon completion of the Company’s initial public offering (“IPO”), the warrant liability was reclassified to additional paid-in capital. Since the amendment to the warrant resulted in a variable exercise price, the fair value of the warrant as of the date of the amendment was reclassified from additional paid-in capital to a warrant liability.

Additionally, in connection with the amendment of the December 2011 note, the Company entered into a warrant agreement with Hercules (the “Second Hercules Warrant”), under which Hercules has the right to purchase an aggregate number of shares of the Company’s common stock equal to the quotient derived by dividing $609,533 by the exercise price then in effect, which is defined as the lower of (a) $6.11, and (b) the effective price per share of the common stock issued or issuable in any offering of the Company’s equity or equity-linked securities that occurs prior to June 1, 2014, provided that such offering is effected principally for equity or debt-financing purposes. The exercise price is subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection. The Second Hercules Warrant expires on May 31, 2023. Proceeds equal to the fair value of the Second Hercules Warrant were recorded as a liability at the date of issuance and the borrowings under the December 2011 Note will be increased to equal the face amount of the borrowings plus interest through interest expense over the term of the loan using the effective interest method.

Operating Lease

In May 2013, the Company amended its operating lease agreement for office space in Chapel Hill, North Carolina. The new lease provides for aggregate lease payments of $1.3 million paid over a 68 month term.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the quarter ended June 30, 2013. For additional information regarding market risk, refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2012 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act), are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide the reasonable assurance discussed above.

Changes in Internal Control over Financial Reporting

No change to our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 except as set forth below.

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

Our ongoing and planned Phase 3 trials for solithromycin may be more expensive and time consuming than we currently expect. FDA regulations require two Phase 3 trials for any drug for which an NDA is submitted. Based on FDA guidance, we believe we will only need to conduct one Phase 3 trial for oral solithromycin and one Phase 3 IV-to-oral trial because we believe we will have developed the necessary data to support our planned NDA and satisfy the FDA requirement. However, the FDA may disagree with our assessment and may require additional clinical data to support approval. Any expanded or additional trials, for whatever reason, would add to the time and cost of solithromycin’s development.

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

We do not currently have nor do we plan to build the infrastructure or capability internally to manufacture solithromycin or Taksta for use in the conduct of our clinical trials. In January 2013, we entered into an agreement with Wockhardt to supply the API and commercial supply for solithromycin. Wockhardt manufactures solithromycin according to our specifications under our proprietary rights. While we have the ability to develop alternate sources for solithromycin should Wockhardt be unable to supply our needs, we may not be able to negotiate an agreement with another source on acceptable terms, if at all.

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

In addition, regulatory requirements could pose barriers to the manufacture of our API and finished product for solithromycin and Taksta. Our third-party manufacturers are required to comply with the FDA’s current good manufacturing practices, or cGMP, regulations. As a result, the facilities used by Wockhardt, Ercros, and any of our future manufacturers to manufacture solithromycin and Taksta must be approved by the FDA after we submit our NDA to the FDA and before approval of solithromycin and Taksta. Similar regulations apply to manufacturers of our products for use or sale in foreign countries. We do not control the manufacturing process of solithromycin or Taksta and are completely dependent on these third party manufacturing partners for compliance with the applicable regulatory requirements for the manufacture of solithromycin and Taksta API and their finished product. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, they will not be able to secure the applicable approval for their manufacturing facilities. If these facilities are unable to comply with the FDA’s cGMP requirements, or otherwise are not approved for the commercial manufacture of solithromycin or Taksta, we may need to find alternative manufacturing facilities, which would result in significant delays of up to several years in obtaining approval for solithromycin or Taksta. In addition, our manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. Failure by any of our manufacturers to comply with applicable cGMP regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply, and criminal prosecutions, any of which could have a material adverse impact on our business, financial condition, results of operations or prospects.

Finally, we also could experience manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreement between us.

If Wockhardt, Ercros, or any alternate supplier of API or finished drug product for solithromycin or Taksta experiences any significant difficulties in its respective manufacturing processes, does not comply with the terms of the agreement between us or does not devote sufficient time, energy and care to providing our manufacturing needs, we could experience significant interruptions in the supply of solithromycin or Taksta, which could impair our ability to supply solithromycin or Taksta at the levels required for our clinical trials and commercialization and prevent or delay their successful development and commercialization. On June 20, 2012, the FDA issued a Warning Letter to Ercros, S.A., citing cGMP violations at the Ercros facility that manufactures the API for Taksta. Although some of the alleged violations may be related to products other than fusidic acid, the FDA’s issuance of a Warning Letter signifies Agency concerns with cGMP compliance at the Ercros facility. We believe Ercros is actively working with FDA to resolve these issues. However, if Ercros is unable to satisfactorily address the FDA’s concerns in a timely manner, the FDA may take further enforcement actions that could significantly jeopardize our supply of Taksta API for use in clinical trials or later commercialization. For example, the FDA might issue an import alert, which could preclude us from importing Taksta API manufactured at the Ercros facility. Particularly in light of the unavailability of alternative suppliers for Taksta API, this could significantly impact our ability to develop and commercialize Taksta.

A substantial portion of our future revenues may be dependent upon our strategic partnerships.

Our success will depend in significant part on our ability to attract and maintain strategic partners and strategic relationships to support the development and commercialization of our product candidates. We currently expect that a substantial portion of our future revenues may be dependent upon our strategic partnership with Toyama. Under the license agreement we entered into in May 2013 with Toyama, Toyama has significant development and commercialization responsibilities with respect to solithromycin in Japan. If Toyama or any of our other strategic partners were to terminate their agreements with us, fail to meet their obligations or otherwise decrease their level of efforts, allocation of resources or other commitments under these agreements with us, our future revenues could be negatively impacted and the development and commercialization of product candidates could be interrupted. In addition, if some or any of the development, regulatory and commercial milestones are not achieved or if certain net sales thresholds are not achieved, as set forth in the Toyama agreement or any agreements with other strategic partners, we will not fully realize the expected economic benefits of those agreements. Further, the achievement of certain of the milestones under our partnership agreements will depend on factors that are outside of our control and most are not expected to be achieved for several years, if at all. Any failure to successfully maintain our strategic partnership agreements could materially and adversely affect our ability to generate revenues.

We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.

We have filed an application with the USPTO for our mark “Taksta”; however, that application has not yet been examined. We cannot guarantee that the application will be allowed, nor whether the USPTO will ultimately issue a trademark registration. In addition, although we are not currently aware of any oppositions to or cancellations of our registered trademarks or pending applications, it is possible that one or more of the applications could be subject to opposition or cancellation after the marks are registered. The registrations will be subject to use and maintenance requirements. We have not yet registered all of our trademarks in all of our potential markets and there are names or symbols other than “Cempra” that may be protectable marks for which we have not sought registration. Failure to secure those registrations could adversely affect our business. We cannot assure you that opposition or cancellation proceedings will not be filed against our trademarks or that our trademarks would survive such proceedings.

Item 6. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.3	2011 Equity Incentive Plan, as amended May 23, 2013.				X

10.13*	Exclusive License and Development Agreement by and between Cempra Pharmaceuticals, Inc. and Toyama Chemical Co., Ltd., dated May 8, 2013.				X

10.14*	Supply Agreement by and between Cempra Pharmaceuticals, Inc. and Toyama Chemical Co., Ltd., dated May 8, 2013.				X

10.15*	Contract by and between Cempra, Inc. and the Biomedical Advanced Research and Development Authority, dated May 24, 2013.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	Financials in XBRL format.				X

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEMPRA, INC.

Dated: July 31, 2013	By:	/s/ Prabhavathi Fernandes, Ph.D.

Prabhavathi Fernandes, Ph.D.
President and Chief Executive Officer

Dated: July 31, 2013	By:	/s/ Mark W. Hahn
Mark W. Hahn
Chief Financial Officer