Form 10-Q
period 2013-09-30
CEMPRA, INC.
filed 2013-10-29
CIK 1461993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

6320 Quadrangle Drive, Suite 360

Chapel Hill, NC 27517

(Address of Principal Executive Offices)

(919) 313-6601

(Telephone Number, Including Area Code)

6340 Quadrangle Drive, Suite 100

Chapel Hill, North Carolina 27517-8149

(Former name, former address and former fiscal year if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 23, 2013 there were 33,192,972 shares of the registrant’s common stock, $0.001 par value, outstanding.

CEMPRA, INC.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CEMPRA, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2012	September 30, 2013
		(Unaudited)
Assets
Current assets
Cash and equivalents	$70,108,754	$110,403,348
Receivables	—	974,778
Prepaid expenses	264,981	324,725

Total current assets	70,373,735	111,702,851

Furniture, fixtures and equipment, net	43,217	72,359
Deposits	321,394	322,298

Total assets	$70,738,346	$112,097,508

Liabilities
Current liabilities
Accounts payable	$2,171,633	$3,888,586
Accrued expenses	341,918	422,795
Accrued payroll and benefits	604,548	714,953
Deferred revenue	—	22,848
Warrant liability	—	821,138
Current portion of long-term debt	2,226,610	1,085,361

Total current liabilities	5,344,709	6,955,681
Deferred revenue	—	5,641,740
Long-term debt	7,623,285	13,435,309

Total liabilities	12,967,994	26,032,730

Commitments and contingencies
Shareholder’s Equity
Common stock; $.001par value; 80,000,000 shares authorized; 24,903,774 and 33,186,656 issued and outstanding at December 31, 2012 and September 30, 2013	24,904	33,187
Additional paid-in capital	178,970,975	235,462,570
Deficit accumulated during the development stage	(121,225,527)	(149,430,979)

Total shareholders’ equity	57,770,352	86,064,778

Total liabilities and shareholders’ equity	$70,738,346	$112,097,508

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30		Period from November 18, 2005 (Inception) to September 30,
	2012	2013	2012	2013	2013
Revenue
Contract research	—	1,172,268	—	1,404,608	1,404,608
License	—	—	—	4,335,412	4,335,412

Total revenue	$—	$1,172,268	$—	$5,740,020	$5,740,020

Operating expenses
Research and development	3,156,011	11,919,394	12,456,062	25,617,340	109,344,900
General and administrative	1,494,824	2,167,234	4,244,278	6,895,937	28,458,397

Total operating expenses	4,650,835	14,086,628	16,700,340	32,513,277	137,803,297

Loss from operations	(4,650,835)	(12,914,360)	(16,700,340)	(26,773,257)	(132,063,277)

Other income (expense)
Interest income	675	3,152	106,589	16,419	1,489,529
Interest expense	(330,955)	(736,288)	(1,065,049)	(1,448,614)	(7,087,936)
Other income	—	—	—	—	488,958

Other income (expense), net	(330,280)	(733,136)	(958,460)	(1,432,195)	(5,109,449)

Net loss and comprehensive loss	(4,981,115)	(13,647,496)	(17,658,800)	(28,205,452)	(137,172,726)
Accretion of redeemable convertible preferred shares	—	—	(313,588)	—	(14,002,842)

Net loss attributable to common shareholders	$(4,981,115)	$(13,647,496)	$(17,972,388)	$(28,205,452)	$(151,175,568)

Basic and diluted net loss attributable to common shareholders per share	$(0.24)	$(0.41)	$(0.97)	$(1.00)

Basic and diluted weighted average shares outstanding	21,038,008	33,184,322	18,450,507	28,187,011

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Shares and Shareholders’ Equity (Deficit)

												Deficit	Total
	Series A		Series B		Series C						Additional	During the	Shareholders’
	Preferred Shares		Preferred Shares		Preferred Shares		Common Shares		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Balance as of November 18, 2005 (inception date)	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(26,463)	(26,463)

Balance as of December 31, 2005	—	—	—	—	—	—	—	—	—	—	—	(26,463)	(26,463)
Issuance of common shares to founders	—	—	—	—	—	—	179,825	—	—	—	171	—	171
Issuance of common shares for service	—	—	—	—	—	—	30,702	—	—	—	14,583	—	14,583
Issuance of common shares for license agreement	—	—	—	—	—	—	64,311	—	—	—	91,362	—	91,362
Issuance of Series A preferred share, net of share issuance costs of $150,570	789,191	7,346,745	—	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares	—	232,782	—	—	—	—	—	—	—	—	(122,443)	(110,339)	(232,782)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	16,327	—	16,327
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,228,948)	(2,228,948)

Balance as of December 31, 2006	789,191	7,579,527	—	—	—	—	274,838	—	—	—	—	(2,365,750)	(2,365,750)
Issuance of common shares upon exercise of options	—	—	—	—	—	—	8,947	—	—	—	5,250	—	5,250
Issuance of Series A preferred shares, net of issuance costs of $20,435	1,557,895	14,779,563	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series A preferred shares to common shares upon financing participation default	(55,120)	(523,644)	—	—	—	—	55,120	—	—	—	523,644	—	523,644
Issuance of common shares to CEO	—	—	—	—	—	—	77,368	—	—	—	124,950	—	124,950
Issuance of common shares for license agreement	—	—	—	—	—	—	61,335	—	—	—	99,055	—	99,055
Issuance of Series B preferred shares, net of issuance costs of $43,682	—	—	809,717	9,956,318	—	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares	—	1,526,057	—	100,000	—	—	—	—	—	—	(808,919)	(817,138)	(1,626,057)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	56,020	—	56,020

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Shares and Shareholders’ Equity (Deficit)

												Deficit	Total
	Series A		Series B		Series C						Additional	During the	Shareholders’
	Preferred Shares		Preferred Shares		Preferred Shares		Common Shares		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,075,240)	(8,075,240)

Balance as of December 31, 2007	2,291,966	23,361,503	809,717	10,056,318	—	—	477,608	—	—	—	—	(11,258,128)	(11,258,128)
Issuance of common shares upon exercise of options	—	—	—	—	—	—	13,469	—	—	—	13,113	—	13,113
Accretion of redeemable convertible preferred shares	—	1,731,269	—	806,390	—	—	—	—	—	—	(106,124)	(2,431,536)	(2,537,660)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	93,011	—	93,011
Net loss	—	—	—	—	—	—	—	—	—	—	—	(14,902,317)	(14,902,317)

Balance as of December 31, 2008	2,291,966	25,092,772	809,717	10,862,708	—	—	491,077	—	—	—	—	(28,591,981)	(28,591,981)
Issuance of Series C preferred shares, net of issuance cost of $251,733	—	—	—	—	2,488,675	25,248,268	—	—	—	—	—	—	—
Series C Warrant	—	—	—	—	—	(5,174,381)	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares	—	667,997	—	301,946	—	1,321,490	—	—	—	—	(123,404)	(2,168,029)	(2,291,433)
Beneficial conversion costs of Series B preferred shares	—	—	—	73,995	—	—	—	—	—	—	—	(73,995)	(73,995)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	123,404	—	123,404
Net loss	—	—	—	—	—	—	—	—	—	—	—	(18,611,814)	(18,611,814)

Balance as of December 31, 2009	2,291,966	25,760,769	809,717	11,238,649	2,488,675	21,395,377	491,077	—	—	—	—	(49,445,819)	(49,445,819)
Issuance of common shares upon exercise of options	—	—	—	—	—	—	3,947	—	—	—	8,250	—	8,250
Issuance of Series C preferred shares, net of issuance cost of $9,279	—	—	—	—	2,000,700	20,490,721	—	—	—	—	—	—	—
Series C Warrant	—	—	—	—	—	8,597,116	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares	—	24,464	—	6,390	—	3,207,407	—	—	—	—	(174,061)	(3,064,202)	(3,238,263)
Beneficial conversion costs of Series B preferred shares	—	—	—	30,082	—	—	—	—	—	—	—	(30,082)	(30,082)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	165,811	—	165,811
Net loss	—	—	—	—	—	—	—	—	—	—	—	(19,674,924)	(19,674,924)

Balance as of December 31, 2010	2,291,966	25,785,233	809,717	11,275,121	4,489,375	53,690,621	495,024	-	-	-	-	(72,215,027)	(72,215,027)

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Shares and Shareholders’ Equity (Deficit)

												Deficit	Total
	Series A		Series B		Series C						Additional	During the	Shareholders’
	Preferred Shares		Preferred Shares		Preferred Shares		Common Shares		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Issuance of common shares upon exercise of options	—	—	—	—	—	—	38,815	—	—	—	69,932	—	69,932
Accretion of redeemable convertible preferred shares	—	24,464	—	6,391	—	3,732,206	—	—	—	—	(513,717)	(3,249,344)	(3,763,061)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	443,785	—	443,785
Net loss	—	—	—	—	—	—	—	—	—	—	—	(21,220,779)	(21,220,779)

Balance as of December 31, 2011	2,291,966	25,809,697	809,717	11,281,512	4,489,375	57,422,827	533,839	—	—	—	—	(96,685,150)	(96,685,150)
Issuance of common stock upon exercise of options	—	—	—	—	—	—	—	—	10,351	10	34,498	—	34,508
Issuance of common stock upon initial public offering, net of issuance costs of $4.7 million	—	—	—	—	—	—	—	—	9,660,000	9,660	53,184,681	—	53,194,341
Issuance of common stock upon private placement, net of issuance costs of $1.7 million	—	—	—	—	—	—	—	—	3,864,461	3,865	23,508,098	—	23,511,963
Conversion of common shares to common stock	—	—	—	—	—	—	(533,839)	—	533,839	534	(534)	—	—
Accretion of redeemable convertible preferred shares	—	2,038	—	533	—	311,017	—	—	—	—	—	(313,588)	(313,588)
Conversion of redeemable convertible preferred shares to common stock upon initial public offering	(2,291,966)	(25,811,735)	(809,717)	(11,282,045)	(4,489,375)	(57,733,844)	—	—	9,958,502	9,959	94,817,665	—	94,827,624
Conversion of convertible notes payable to common stock upon initial public offering	—	—	—	—	—	—	—	—	876,621	876	4,723,658	—	4,724,534
Reclassification of warrant liability to additional paid-in capital	—	—	—	—	—	—	—	—	—	—	1,033,647	—	1,033,647
Share-based compensation	—	—	—	—	—	—	—	—	—	—	1,669,262	—	1,669,262
Net loss	—	—	—	—	—	—	—	—	—	—	—	(24,226,789)	(24,226,789)

Balance as of December 31, 2012	—	$—	—	$—	—	$—	—	$—	24,903,774	$24,904	$178,970,975	$(121,225,527)	$57,770,352

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Shares and Shareholders’ Equity (Deficit)

Share-based compensation (Unaudited)	—	—	—	—	—	—	—	—	—	—	2,480,137	—	2,480,137
Issuance of common stock upon exercise of warrants (Unaudited)	—	—	—	—	—	—	—	—	8,944	9	53,655	—	53,664
Issuance of common stock upon public offering, net of issuance cost of $3.7 million (Unaudited)	—	—	—	—	—	—	—	—	8,273,938	8,274	54,199,390	—	54,207,664
Relassification of additional paid-in capital to warrant liability (Unaudited)	—	—	—	—	—	—	—	—	—	—	(241,587)	—	(241,587)
Net loss (Unaudited)	—	—	—	—	—	—	—	—	—	—	—	(28,205,452)	(28,205,452)

Balance as of September 30, 2013 (Unaudited)	—	$—	—	$—	—	$—	—	$—	33,186,656	$33,187	$235,462,570	$(149,430,979)	$86,064,778

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended September 30,		Period From November 18, 2005 (Inception) to
	2012	2013	September 30, 2013
Operating activities
Net loss	$(17,658,800)	$(28,205,452)	$(137,172,726)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	41,880	21,546	263,389
Issuance of common shares for service	—	—	14,583
Issuance of common shares for license agreement	—	—	190,418
Share-based compensation	1,189,182	2,480,137	5,172,707
Change in fair value of warrant liabilities	(87,204)	118,407	3,449,208
Amortization of debt issuance costs	267,949	432,291	1,182,254
Changes in operating assets and liabilities
Receivables	—	(974,778)	(974,778)
Prepaid expenses	123,358	(59,744)	(324,725)
Deposits	(311,524)	(904)	(322,298)
Accounts payable	(1,654,242)	1,716,953	3,888,584
Accrued expenses	(52,394)	80,877	679,740
Accrued payroll and benefits	81,200	110,405	714,952
Deferred revenue	—	5,664,588	5,664,588

Net cash used in operating activities	(18,060,595)	(18,615,674)	(117,574,104)

Investing activities
Purchases of furniture, fixtures and equipment	(8,437)	(50,688)	(335,747)
Purchase of investments	—	—	(14,306,177)
Proceeds from sale of investments	—	—	14,306,177

Net cash used in investing activities	(8,437)	(50,688)	(335,747)

Financing activities
Proceeds from borrowing on convertible promissory notes	—	—	8,100,000
Proceeds from borrowing on long-term debt	—	5,238,327	15,238,327
Payments on long-term debt	—	(238,327)	(238,327)
Proceeds from exercise of stock options and warrants	34,508	53,664	184,887
Proceeds from issuance of common stock, net of underwriting discounts	54,777,800	54,407,814	132,697,576
Payment of offering costs	(702,716)	(200,150)	(2,259,307)
Payment of debt issuance costs	—	(300,372)	(607,270)
Proceeds from issuance of redeemable convertible preferred shares	—	—	75,197,313

Net cash provided by financing activities	54,109,592	58,960,956	228,313,199

Net change in cash and equivalents	36,040,560	40,294,594	110,403,348
Cash and equivalents at beginning of the period	15,602,264	70,108,754	—

Cash and equivalents at end of the period	$51,642,824	$110,403,348	$110,403,348

Supplemental cash flow information
Cash paid for interest	$679,111	$846,422	$1,766,936
Non-cash investing and financing activities
Accretion of redeemable convertible preferred shares	$313,588	$—	$14,002,845
Beneficial conversion costs of Series B preferred shares	$—	$—	$104,077
Notes payable converted into Series A redeemable convertible preferred shares	$—	$—	$3,100,000
Allocation of the Class C proceeds to the Class C Purchase Option	$—	$—	$5,174,381
Conversion of the Class C Purchase Option	$—	$—	$(8,597,116)
Allocation of the convertible note proceeds to warrant	$—	$—	$852,485
Allocation of the long-term debt proceeds to warrant	$—	$461,144	$734,238
Conversion of convertible notes payable and accrued interest into common stock	$—	$—	$4,724,534
Conversion of redeemable convertible preferred shares into common stock	$—	$—	$94,827,625
Reclassification of warrant liability to additional paid-in capital	$—	$—	$1,033,647
Reclassification of additional paid-in capital to warrant liability	$—	$241,587	$241,587

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

The Company is in its development stage as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital and performing research and development activities. Since inception, the Company has incurred significant losses from operations and expects losses to continue for the foreseeable future. The Company’s success depends primarily on the successful development and regulatory approval of its product candidates and its ability to obtain adequate financing. As of September 30, 2013, the Company has incurred losses since inception of $137.2 million. The Company expects to continue to incur losses and require additional financial resources to advance its products to either the commercial stage or liquidity events.

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

Unaudited Interim Financial Data

The accompanying interim consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2012 contained in the Company’s Annual Report on Form 10-K. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2013 and the results of operations and cash flows for the three months and nine months ended September 30, 2012 and 2013. The December 31, 2012 consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures including notes required by GAAP for complete financial statements.

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

Clinical Trial Accruals

As part of the process of preparing financial statements, the Company is required to estimate its expenses resulting from its obligation under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The Company’s objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with applicable personnel and outside service providers as to the progress of trials, or the services completed. During the course of a clinical trial, the Company adjusts its rate of clinical trial expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through September 30, 2013, there had been no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials. The Company’s clinical trial accrual is dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Revenue Recognition

The Company’s revenue generally consists of research related revenue under federal contracts and licensing revenue related to non-refundable upfront fees, milestone payments and royalites earned under license agreements. Revenue is recognized when the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.

For arrangements that involve the delivery of more than one element, each product, service and/or right to use assets is evaluated to determine whether it qualifies as a separate unit of accounting. This determination is based on whether the deliverable has “stand-alone value” to the customer. The consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling prices of each deliverable. The consideration allocated to each unit of accounting is recognized as the related goods and services are delivered, limited to the consideration that is not contingent upon future deliverables. When an arrangement is accounted for as a single unit of accounting, the Company determines the period over which the performance obligations will be performed and revenue recognized.

3. Fair Value of Financial Instruments

The carrying values of cash equivalents, receivables, prepaid expenses, and accounts payable at September 30, 2013 approximated their fair values due to the short-term nature of these items.

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

At December 31, 2012 and September 30, 2013, these financial instruments and respective fair values have been classified as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Assets:
Money Market Funds	$67,783,021	$—	$—	67,783,021

Total assets at fair value:	$67,783,021	$—	$—	$67,783,021

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2013
Assets:
Money Market Funds	$106,661,559	$—	$—	106,661,559

Total assets at fair value:	$106,661,559	$—	$—	$106,661,559

Liabilities:
Warrant liabilities	$—	$—	$821,138	821,138

	$—	$—	$821,138	$821,138

The change in the fair value measurement using significant unobservable inputs (Level 3) is summarized below:

Balance at December 31, 2012	$—

Allocation of long-term debt proceeds to warrant (Unaudited)	461,144
Reclassification of additional paid-in capital to warrant (Unaudited)	241,587
Change in fair value recorded as interest income (Unaudited)	(14,355)
Change in fair value recorded as interest expense (Unaudited)	132,762

Balance at September 30, 2013 (Unaudited)	$821,138

The December 2011 Note, which is classified as a level 2 liability (see Note 8) has a variable interest rate and, accordingly, its carrying value approximates its fair value. At September 30, 2013, the carrying value was $14.5 million. There were no transfers between levels of the fair value hierarchy in the three and nine months ended September 30, 2013.

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

Biomedical Advanced Research and Development Authority

In May 2013, the Company entered into an agreement with BARDA, for the evaluation and development of the Company’s lead product candidate solithromycin for the treatment of bacterial infections in pediatric populations and infections caused by bioterror threat pathogens, specifically anthrax and tularemia.

The agreement is a cost plus fixed fee development contract, with a base performance segment valued at approximately $17.7 million, and four option work segments that BARDA may request at its sole discretion pursuant to the agreement. If all four option segments are requested, the cumulative value of the agreement would be approximately $58 million. Three of the options are cost plus fixed fee arrangements and one option is a cost sharing arrangement for which the Company would be responsible for a designated portion of the costs associated with that work segment. The estimated period of performance for the base performance segment is May 24, 2013 through May 23, 2015. If all option segments are requested, this estimated period of performance would be extended until approximately May 23, 2018.

Under the agreement, the Company is reimbursed and recognizes revenue as allowable costs are incurred plus a portion of the fixed-fee earned. The Company considers fixed-fees under cost reimbursable agreements to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated agreement costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed. For the three-month and nine-month periods ended September 30, 2013, the Company recognized $1.2 million and $1.4 million, respectively in revenue under this agreement.

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

Toyama Chemical Co., Ltd.

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

The Company has determined that there are six deliverables under this agreement including (1) the license to develop and commercialize solithromycin in Japan, (2) the obligation of the Company to conduct Phase 3 studies and obtain regulatory approval in the United States and one other territory, (3) participation in a Joint Development Committee, or JDC, (4) participation in a Joint Commercialization Committee, or JCC, (5) the right to use the Company’s trademark, and (6) a supply agreement. The amounts received under the license agreement have been allocated to the deliverables based on their relative fair values and will be recognized into income when the revenue recognition criteria have been achieved. As of September 30, 2013, the license is the only unit of accounting that has been delivered. The Company has recognized $4.3 million in revenue associated with the delivery of the license. The Company has recorded $5.7 million as deferred revenue at September 30, 2013 which will be recorded as revenue when the revenue recognition criteria of each deliverable have been met.

Milestone payments are recognized when earned, provided that (i) the milestone event is substantive; (ii) there is no ongoing performance obligation related to the achievement of the milestone earned; and (iii) it would result in additional payments. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment is non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved to achieve the milestone; and the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement, and the related risk associated with the achievement of the milestone. Contingent-based payments the Company may receive under a license agreement will be recognized when received.

Royalties are recorded as earned in accordance with the contract terms when third party sales can be reliably measured and collectability is reasonably assured.

5. Receivables

Receivables consist of billed and unbilled amounts that have been earned under the Company’s licensing agreements or its contract with BARDA. At September 30, 2013, the Company had $974,778 of earned but unbilled receivables under the BARDA agreement.

6. Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consist of the following as of:

	Useful Life (years)	December 31, 2012	September 30, 2013
			(Unaudited)
Computer equipment	2	$191,889	$215,104
Software	2	46,594	39,952
Furniture	5	38,792	38,792
Leasehold improvements	3	4,809	13,680

Total furniture, fixtures and equipment		282,084	307,528
Less accumulated depreciation		238,867	235,169

Furniture, fixtures and equipment, net		$43,217	$72,359

During the three-month period ended September 30, 2012 and 2013, the Company recorded $5,452 and $7,641 in depreciation expense, respectively. During the nine-month period ended September 30, 2012 and 2013, the Company recorded $41,879 and $21,546 in depreciation expense, respectively. Depreciation expense for the cumulative period from inception through September 30, 2013 was $263,389.

7. Accrued Expenses

Accrued expenses are comprised of the following as of:

	December 31,	September 30,
	2012	2013
		(Unaudited)
Accrued professional fees	$207,362	$242,977
Other accrued fees	30,817	45,693
Accrued interest	82,236	119,375
Deferred rent	21,503	14,750

Total accrued expenses	$341,918	$422,795

8. Long-term Debt

In December 2011, the Company entered into a $20,000,000 loan and security agreement (the “December 2011 Note”) with Hercules Technology Growth Capital, Inc. (“Hercules”) and borrowed $10,000,000 upon closing. The principal amount outstanding under the $10,000,000 borrowing bears interest at the greater of (i) 9.55%, or (ii) the sum of 9.55% plus the prime lending rate, as published by the Wall Street Journal, minus 3.25% per annum. The terms of the December 2011 Note agreement provided that the Company could, at any time prior to October 1, 2012, request another borrowing in the aggregate amount of $10,000,000. The Company elected not to request the additional borrowing and let the option expire on September 30, 2012. In May 2013, the Company amended its December 2011 Note, increasing the intial loan amount to $15,000,000, receiving an additional $5,238,327 upon closing. The Company also extended the date by which it could request the additional $10,000,000 to September 30, 2013. The Company elected not to request the additional borrowing and let the option expire on September 30, 2013. This amendment also provides for the Company to make interest only payments through June 2014. Principal and interest payments will start July 1, 2014 over a 36-month amortization period. The principal balance outstanding on the loan agreement and all accrued but unpaid interest thereunder will be due and payable on June 1, 2017. In addition, the Company is to pay Hercules the following fees:

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

In connection with the initial closing of the December 2011 note, the Company entered into a warrant agreement with Hercules (the “First Hercules Warrant”), under which Hercules has the right to purchase 39,038 shares of the Company’s common stock. The exercise price of the First Hercules Warrant was initially $10.25 per share, subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection. In connection with the amendment to the loan agreement, the exercise price of the first Hercules Warrant was reduced to the lower of (a) $6.11, and (b) the effective price per share of the Company’s common stock issued or issuable in any offering of the Company’s equity or equity-linked securities that occurs prior to June 1, 2014, provided that such offering is effected principally for equity or debt-financing purposes. The First Hercules Warrant expires on December 20, 2021. Proceeds equal to the fair value of the Hercules Warrant were recorded as a liability at the date of issuance and the borrowings under the December 2011 Note will be increased to equal the face amount of the borrowings plus interest through interest expense over the term of the loan using the effective interest method. Upon completion of the Company’s initial public offering (“IPO”), the warrant liability was reclassified to additional paid-in capital. Since the amendment to the warrant resulted in a variable exercise price, the fair value of the warrant as of the date of the amendment was reclassified from additional paid-in capital to a warrant liability.

Additionally, in connection with the amendment of the December 2011 note, the Company entered into a warrant agreement with Hercules (the “Second Hercules Warrant”), under which Hercules has the right to purchase an aggregate number of shares of the Company’s common stock equal to the quotient derived by dividing $609,533 by the exercise price then in effect, which is defined as the lower of (a) $6.11, and (b) the effective price per share of the Company’s common stock issued or issuable in any offering of the Company’s equity or equity-linked securities that occurs prior to June 1, 2014, provided that such offering is effected principally for equity or debt-financing purposes. The exercise price is subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection. The Second Hercules Warrant expires on May 31, 2023. Proceeds equal to the fair value of the Second Hercules Warrant were recorded as a liability at the date of issuance and the borrowings under the December 2011 Note will be increased to equal the face amount of the borrowings plus interest through interest expense over the term of the loan using the effective interest method.

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

Private Placement

During October 2012, the Company sold 3,864,461 shares of its common stock at $6.50 per share to certain institutional accredited investors in a private placement financing, raising an aggregate of $25.1 million before sales agency fees and offering costs of approximately $1.7 million. In connection with this financing, the Company entered into a registration rights agreement, pursuant to which it registered the resale of the shares of common stock issued in the financing.

Public Offering

During June 2013, the Company completed a public offering issuing 8,273,938 shares of common stock, at a price of $7.00 per share, resulting in net proceeds to the Company of approximately $54.2 million after deducting underwriting discounts of $3.5 million and offering costs of $0.2 million.

10. Share Option Plans

The Company adopted the 2006 Stock Plan in January 2006 (“the 2006 Plan”). The 2006 Plan provided for the granting of incentive share options, nonqualified share options and restricted shares to Company employees, representatives and consultants. As of September 30, 2013, there were options for an aggregate of 702,185 shares issued and outstanding under the 2006 Plan.

The Company’s board of directors adopted the 2011 Equity Incentive Plan in October 2011 (the “2011 Plan”), and authorized the issuance of up to 1,526,316 shares for future issuances under the 2011 Plan. During January 2013, the authorized shares under the 2011 Plan automatically increased by 105,263 shares. During May 2013, the Company’s shareholders approved an increase of 1,500,000 shares reserved under the 2011 Plan. As of September 30, 2013, there were 2,024,728 option shares available under the 2011 Plan.

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

The following table summarizes the Company’s 2006 Plan and 2011 Plan activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding—December 31, 2012	1,162,602	$4.18

Granted	698,473	6.73
Exercised	—	—
Forfeited	(54,539)	7.62
Expired	—	—

Outstanding—September 30, 2013	1,806,536	5.07	7.83	$11,622,016

Exercisable—September 30, 2013	1,376,922	4.79	7.48	$9,245,384

Vested and expected to vest at September 30, 2013 (2)	1,763,647	$5.04	7.8	$11,384,658

(1)	Intrinsic value is the excess of the fair value of the underlying common shares as of September 30, 2013 over the weighted-average exercise price.
(2)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.

The following table summarizes certain information about all options outstanding as of September 30, 2013:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Remaining Contractual Term (in years)
$0.48—$1.71	97,688	2.94	97,688	2.94
$1.71—$2.94	604,497	6.35	526,148	6.22
$5.40—$7.86	1,104,351	9.07	753,086	8.94

	1,806,536		1,376,922

During the three-month period ended September 30, 2012 and 2013, the Company recorded $518,572 and $861,392 in share-based compensation expense, respectively. During the nine-month period ended September 30, 2012 and 2013, the Company recorded $1,189,182 and $2,480,137 in share-based compensation expense, respectively. Since inception, the Company has recognized $5,172,708 in share-based compensation expense. As of September 30, 2013, approximately $1,741,000 of total unrecognized compensation cost related to unvested share options is expected to be recognized over a weighted-average period of 1.8 years.

11. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2013 as the Company incurred losses for the nine-month period ended September 30, 2013 and is forecasting additional losses through the fourth quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2013. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(Unaudited)		(Unaudited)
Redeemable convertible preferred shares	—	—	923,847	—
Convertible debt	—	—	59,685	—
Warrants outstanding	247,370	340,519	236,217	289,723
Stock options outstanding	1,157,545	1,815,830	1,011,738	1,699,525

	1,404,915	2,156,349	2,231,487	1,989,248

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2012, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2012. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1. Business—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, and in our Form 10-Q for the quarter ended June 30, 2013, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a clinical-stage pharmaceutical company focused on developing antibiotics to meet critical medical needs in the treatment of bacterial infectious diseases, particularly respiratory tract infections and chronic staphylococcal infections. Our lead program, solithromycin, which we are developing in both oral and IV formulations initially for the treatment of CABP, one of the most serious infections of the respiratory tract, is in a pivotal Phase 3 clinical trial of the oral formulation for the treatment of CABP in a global multi-center double-blinded study. The U.S. Food and Drug Administration (FDA) has designated both oral and intravenous solithromycin (CEM-101), as Qualified Infectious Disease Products (QIDP) for the indiciation of community-acquired bacterial pneumonia. The QIDP designation is expected to enable Cempra to benefit from certain incentives for the development of new antibiotics, including priority review, and a five year extension of new chemistry entity (NCE) exclusivity. We are also developing a suspension formulation for pediatric use. We have also completed a Phase 2 study of solithromycin in uncomplicated gonorrhea. Our second program is Taksta, which we are developing in the U.S. as an oral treatment for prosthetic joint infections caused by S. aureus, including MRSA.We are conducting a Phase 2 trial for Taksta in patients with prosthetic joint infections.

We acquired worldwide rights (exclusive of ASEAN countries) to a library of over 500 macrolide compounds, including solithromycin, from Optimer Pharmaceuticals, Inc. in March 2006. We entered into a long-term supply arrangement with Ercros, S.A. in March 2011, pursuant to which we have the exclusive right to acquire fusidic acid for the production of Taksta. We believe Ercros is one of only two currently known manufacturers that can produce fusidic acid compliant with the purity required for human use. The United States Patent and Trademark Office (USPTO) issued our patent, entitled “Fusidic Acid Dosgin Regimens for Treatement of Bacterial Infections,” on May 28, 2013 with claims directed to the company’s novel loading dose regiment for Taksta. This patent provides protection until 2029, excluding possible patent term extenstions.

We have devoted substantially all of our resources to our drug development efforts, including conducting clinical trials of our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. From inception in November 2005 through September 30, 2013, we raised a total of $239.5 million from the issuance of debt, sale of convertible notes, convertible preferred shares, common shares and common stock, including $58.0 million from the sale of common stock in our initial public offering, or IPO, in February 2012, $25.1 million from the sale of common stock in a private placement in October 2012 and $57.9 million from the sale of common stock in a public offering in June 2013. As more fully discussed below, in May 2013, we licensed rights to solithromycin in Japan to Toyama Chemical Co., Ltd., or Toyama and received a $10.0 million, non refundable, upfront license fee.

We have incurred losses in each year since our inception in November 2005. Our net losses were approximately $5.0 million and $13.7 million for the three months ended September 30, 2012 and September 30, 2013, respectively, and $17.7 million and $28.2 million for the nine months ended September 30, 2012 and September 30, 2013, respectively. As of September 30, 2013, we had an accumulated deficit of approximately $149.4 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

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

Under the contract, we are reimbursed and recognize revenue as allowable costs are incurred plus a portion of the fixed-fee earned. We consider fixed-fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated contract costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed. Through September 30, 2013, we recognized $1.4 million in revenue under this agreement.

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

Following execution of the agreement, we received a $10.0 million upfront payment from Toyama. Toyama is also obligated to pay us up to an aggregate of $60.0 million in milestone payments, depending on the achievement of various regulatory, patent, development and commercial milestones. Under the terms of the license agreement, Toyama must also pay us a royalty equal to a low-to-high first double decimal digit percentage of net sales, subject to downward adjustment in certain circumstances. Through September 30, 2013, we recognized $4.3 million in revenue under this agreement and the remainder which is deferred will be recognized when earned

As part of the license agreement, we also entered into a supply agreement with Toyama, whereby we will be the exclusive supplier (with certain limitations) to Toyama and its sublicensees of API for solithromycin for use in licensed products in Japan, as well as the exclusive supplier to Toyama and its sublicensees of finished forms of solithromycin to be used in its clinical trials in Japan. Pursuant to the supply agreement, Toyama will pay us for such clinical supply of finished product and all supplies of API for solithromycin for any purpose, other than the manufacture of products for commercial sale in Japan, at prices equal to our costs. All API for solithromycin supplied by us to Toyama for use in the manufacture of finished product for commercial sale in Japan will be ordered from us at prices determined by our manufacturing costs, and which may, depending on such costs, equal, exceed, or be less than such costs. Either party may terminate the supply agreement for uncured material breach or insolvency of the other party, with Toyama’s right to terminate for our breach subject to certain further conditions in the case of our failure to supply API for solithromycin or clinical supply, but otherwise the supply agreement will continue until the expiration or termination of the license agreement.

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

From inception through September 30, 2013, we have incurred $109.3 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we seek to complete development of solithromycin for CABP and Taksta for prosthetic joint infections and to further advance our other product candidates.

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

The following table sets forth costs incurred on a program-specific basis for solithromycin and Taksta, excluding personnel-related costs. Macrolide research includes costs for discovery programs. All employee-related expenses for those employees working in research and development functions are included in “Research and development personnel” in the table, including salary, bonus, employee benefits and share-based compensation. We do not allocate insurance or other indirect costs related to our research and development function to specific product candidates. Those expenses are included in “Indirect research and development expense” in the table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(Unaudited, in thousands)		(Unaudited, in thousands)
Direct research and development expense by program:
Solithromycin	$1,995	$10,187	$9,601	$20,339
Taksta	317	174	611	1,161
Macrolide research	12	8	33	47
Research and development personnel cost	696	1,289	1,998	3,551

Total direct research and development expense	3,020	11,658	12,243	25,098
Indirect research and development expense	136	261	213	519

Total research and development expense	$3,156	$11,919	$12,456	$25,617

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

Other Income (Expense), Net

Interest income consists of interest earned on our cash and equivalents as well as decreases in fair value of warrants issued in connection with the note issued to Hercules Technology Growth Capital, Inc., or Hercules, in December 2011, referred to as the December 2011 Note, and the warrants issued in connection with the May 31, 2013 amendment to the December 2011 Note.

Interest expense consists of interest incurred on the notes issued in August 2011 to various investors and that converted to common stock at the close of our IPO in February 2012 and the December 2011 Note as well as increases in fair value of warrants issued in connection with the notes.

Accretion of Redeemable Preferred Shares

Our redeemable convertible preferred shares were initially recorded on our balance sheet at their cost, less associated issuance costs. The amount reflected on the balance sheet for our convertible preferred shares was increased by periodic accretion so that the amount reflected on the balance sheet would equal the aggregate redemption price at the redemption date.

Yield was cumulative and payable to the holders of preferred shares in advance of any distributions on common shares but only when, if and as declared by our board of directors. The holders of Class C preferred shares earned an annual yield at a rate of 8.0% of the original purchase price since May 13, 2009. Through May 13, 2009, the holders of Class A preferred shares and Class B preferred shares earned an annual yield at a rate of 8.0% of the original purchase price. Yield was recorded through periodic accretions which increased the carrying value of the preferred shares and was charged against additional paid-in capital to the extent available or shareholders’ equity (deficit).

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

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities Exchange Commission, or SEC, on March 7, 2013. The only material changes to our accounting policies since December 31, 2012 are as follows:

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

For arrangements that involve the delivery of more than one element, each product, service and/or right to use assets is evaluated to determine whether it qualifies as a separate unit of accounting. This determination is based on whether the deliverable has “stand-alone value” to the customer. The consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling prices of each deliverable. The consideration allocated to each unit of accounting is recognized as the related goods and services are delivered, limited to the consideration that is not contingent upon future deliverables.When an arrangement is accounted for as a single unit of accounting, the Company determines the period over which the performance obligations will be performed and revenue recognized. Management exercises significant judgment in the determination of whether a deliverable has stand-alone value, is considered to be a separate unit of accounting, and in estimating the relative fair value of each deliverable in the arrangement.

Results of Operations

The following table summarizes the results of our operations for the three-month and nine-month periods ended September 30, 2012 and 2013, together with the changes in those items in dollars:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2013	Change	2012	2013	Change
	(Unaudited, in thousands)			(Unaudited, in thousands)
Revenue:
Contract research	$—	$1,172	1,172	$—	$1,405	1,405
License	—	—	—	—	4,335	4,335

Total revenue	—	1,172	1,172	—	5,740	5,740
Operating expenses:
Research and development expense (1)	3,156	11,919	8,763	12,456	25,617	13,161
General and administrative expense (1)	1,495	2,167	672	4,244	6,896	2,652

Loss from operations	(4,651)	(12,914)	(8,263)	(16,700)	(26,773)	(10,073)
Other income (expense), net	(330)	(733)	(403)	(959)	(1,432)	(473)

Net income (loss)	(4,981)	(13,647)	(8,666)	(17,659)	(28,205)	(10,546)

(1) Includes the following stock-based compensation expenses:
Research and development expense	$158	$259	$101	$379	$744	$365
General and administrative expense	360	602	242	810	1,736	926

Comparison of the Three Months Ended September 30, 2012 and September 30, 2013

Contract and license revenue

For the three months ended September 30, 2013, total revenue increased to $1.2 million compared to the three months ended September 30, 2012. Contract research revenue increased $1.2 million as we initiated our BARDA contract in May 2013. We expect contract research revenue to continue to increase as the base performance segment of the contract progresses. We did not recognize any license revenue for the three months ended September 30, 2013.

Research and Development Expense

Research and development expense increased $8.8 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 as a result of an $8.2 million increase in expenses incurred for solithromycin and a $0.6 million increase in employee expense, primarily stock compensation expense.

Expenses incurred for solithromycin increased primarily as a result of $5.7 million from our ongoing phase 3 trial and $1.8 million from the production of clinical trial drug product and acquisition of comparator products used in the clinical trials during the third quarter of 2013 which did not occur in the third quarter of 2012. Additionally, there was an increase of $0.7 million due to our performance under the BARDA contract during the third quarter of 2013 which did not occur in the third quarter of 2012.

General and Administrative Expense

General and administrative expense increased by $0.7 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 as a result of increased professional service fees of $0.4 million and employee expenses of $0.3 million, primarily related to stock compensation expense.

Other Income (Expense), Net

Other income (expense), net increased $0.4 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increases were primarily resulting from fair value warrant adjustments and the increase in interest expense due to the increase in the loan balance of the December 2011 Note.

Comparison of the Nine Months Ended September 30, 2012 and September 30, 2013

Contract and license revenue

For the nine months ended September 30, 2013, total revenue increased to $5.7 million compared to the nine months ended September 30, 2012. Contract research revenue increased by $1.4 million as we initiated our BARDA agreement in May 2013. We expect contract research revenue to continue to increase as the base performance segment of the BARDA agreement progresses. License revenue increased $4.3 million due to revenue recognized upon receipt of the $10.0 million upfront payment from the execution of the Toyama license agreement in May 2013.

Research and Development Expense

Research and development expense increased $13.1 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 as a result of a $10.7 million increase in expenses incurred for solithromycin, a $0.5 million increase in expenses incurred for Taksta and a $1.9 million increase in employee expense.

Expenses incurred for solithromycin increased primarily as a result of $7.2 million from our ongoing phase 3 trial and $2.8 million from the production of clinical trial drug product and acquisition of comparator products used in the clinical trials during the first nine months of 2013 which did not occur in the first nine months of 2012. Additionally, there was an increase of $0.7 million due to the initiation of our performance under the BARDA contract during the first nine months of 2013 which did not occur in the first nine months of 2012.

Expenses incurred for research and development personnel increased $1.9 million primarily as a result of an increase in the number of employees and stock compensation expenses during the first nine months of 2013 which did not occur in the first nine months of 2012.

General and Administrative Expense

General and administrative expense increased by $2.7 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 as a result of increased stock compensation expense of $1.3 million, franchise tax of $0.4 million and professional service fees of $1.0 million.

Other Income (Expense), Net

Other income (expense), net increased $0.5 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increases were primarily resulting from fair value warrant adjustments and the increase in interest expense due to the increase in the loan balance of the December 2011 Note.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in November 2005 through September 30, 2013, we have funded our operations primarily with $239.5 million from a combination of debt and the sale of convertible notes, convertible preferred shares, common shares and common stock.

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

In addition to the financing activities listed above, we received $10.0 million of up-front proceeds under our license agreement with Toyama in May 2013 and $0.4 million under our BARDA agreement.

(1)	Includes $3,197 of converted notes payable and accrued interest.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30
	2012	2013
	(Unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$(18,061)	$(18,615)
Investing activities	(8)	(51)
Financing activities	54,109	58,961

Net increase (decrease) in cash and equivalents	$36,040	$40,295

Operating Activities. Cash used in operating activities of $18.1 million for the nine months ended September 30, 2012 was primarily a result of our $17.7 million net loss and changes in operating assets and liabilities of $1.8 million offset by non-cash items of $1.4 million. Cash used in operating activities of $18.6 million for the nine months ended September 30, 2013 was primarily a result of our $28.2 million net loss offset by cash provided by changes in operating assets and liabilities of $6.5 million and non-cash items of $3.1 million.

Investing Activities. Net cash used in investing activities was $8,000 for the nine months ended September 30, 2012 and $51,000 for the nine months ended September 30, 2013. Cash used in investing activities during each of these periods reflected our purchases of equipment.

Financing Activities. Net cash provided by financing activities of $54.1 million for the nine months ended September 30, 2012 consisted primarily of gross proceeds of $58.0 million from the IPO offset by $3.2 million of underwriting discounts and $0.7 million of offering costs. Net cash provided by financing activities of $59.0 million for the nine months ended September 30, 2013 consisted of gross proceeds of $57.9 million from the public offering in June 2013 offset by $3.5 million of underwriting discounts and $0.2 million of offering costs, $5.2 million from proceeds from the amendment of the December 2011 Note offset by $0.3 million of issuance costs less principal payments of $0.2 million to the December 2011 Note and proceeds of $0.1 million from warrant exercise.

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

Based on our estimates of costs and timelines for the development of solithromycin for the treatment of CABP and our resources as of September 30, 2013, we expect that we have sufficient funds in hand to complete all studies and trials currently expected to be necessary for submission of an NDA to the FDA. We will need to obtain additional financing for the continued development of solithromycin outside of CABP, Taksta and our other product candidates and prior to the commercialization of any of these product candidates. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates.

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

During the nine months ended September 30, 2013, there were no material changes to our contractual obligations and commitments outside the ordinary course of business from those specified in our 2012 Annual Report on Form 10-K, except for:

December 2011 Note

In December 2011, we entered into the $20,000,000 the December 2011 Note with Hercules and borrowed $10,000,000 upon closing. The principal amount outstanding under the $10,000,000 borrowing bears interest at the greater of (i) 9.55%, or (ii) the sum of 9.55% plus the prime lending rate, as published by the Wall Street Journal, minus 3.25% per annum. The terms of the December 2011 Note agreement provided that we could, at any time prior to October 1, 2012, request another borrowing in the aggregate amount of $10,000,000. We elected not to request the additional borrowing and let the option expire on September 30, 2012. In May 2013, we amended the December 2011 Note, increasing the intial loan amount to $15,000,000, receiving an additional $5,238,327 upon closing. We also extended the date by which we could request the additional $10,000,000 to September 30, 2013. We elected not to request the additional borrowing and let the option expire on September 30, 2013. This amendment also provides for us to make interest only payments through June 2014. Principal and interest payments will start July 1, 2014 over a 36-month amortization period. The principal balance outstanding on the loan agreement and all accrued but unpaid interest thereunder will be due and payable on June 1, 2017. In addition, we are to pay Hercules the following fees:

•	$400,000 on the earliest to occur of (i) December 1, 2015, (ii) the date that we prepay all of the outstanding advances and accrued interest, or (iii) the date that all of the advances and interest become due and payable.

•	$495,245 on the earliest to occur of (i) June 1, 2017, (ii) the date that we prepay all of the outstanding advances and accrued interest, or (iii) the date that all of the advances and interest become due and payable

We granted Hercules a security interest in all of our assets, except intellectual property. Our obligations to Hercules include restrictions on borrowing, asset transfers, placing liens or security interests on our assets including its intellectual property, mergers and acquisitions and distributions to stockholders.

In connection with the initial closing of the December 2011 Note, we entered into a warrant agreement with Hercules, referred to as the First Hercules Warrant, under which Hercules has the right to purchase 39,038 shares of our common stock. The exercise price of the First Hercules Warrant was initially $10.25 per share, subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection. In connection with the amendment to the December 2011 Note, the exercise price of the First Hercules Warrant was reduced to the lower of (a) $6.11, and (b) the effective price per share of our common stock issued or issuable in any offering of our equity or equity-linked securities that occurs prior to June 1, 2014, provided that such offering is effected principally for equity or debt-financing purposes, The First Hercules Warrant expires on December 20, 2021. Proceeds equal to the fair value of the First Hercules Warrant were recorded as a liability at the date of issuance and the borrowings under the December 2011 Note will be increased to equal the face amount of the borrowings plus interest through interest expense over the term of the loan using the effective interest method. Upon completion of our IPO, the warrant liability was reclassified to additional paid-in capital. Since the amendment to the First Hercules Warrant resulted in a variable exercise price, the fair value of the First Hercules Warrant as of the date of the amendment was reclassified from additional paid-in capital to a warrant liability.

Additionally, in connection with the amendment of the Decmber 2011 Note, we entered into a warrant agreement with Hercules, referred to as the Second Hercules Warrant, under which Hercules has the right to purchase an aggregate number of shares of our common stock equal to the quotient derived by dividing $609,533 by the exercise price then in effect, which is defined as the lower of (a) $6.11, and (b) the effective price per share of the common stock issued or issuable in any offering of the our equity or equity-linked securities that occurs prior to June 1, 2014, provided that such offering is effected principally for equity or debt-financing purposes. The exercise price is subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection. The Second Hercules Warrant expires on May 31, 2023. Proceeds equal to the fair value of the Second Hercules Warrant were recorded as a liability at the date of issuance and the borrowings under the December 2011 Note will be increased to equal the face amount of the borrowings plus interest through interest expense over the term of the December 2011 Note using the effective interest method.

Operating Lease

In May 2013, we amended our operating lease agreement for office space in Chapel Hill, North Carolina. The new lease provides for aggregate lease payments of $1.3 million paid over a 68 month term.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the quarter ended September 30, 2013. For additional information regarding market risk, refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2012 Annual Report on Form 10-K.

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

PART II – OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.18*	Development and Supply Agreement by and between Cempra Pharmaceuticals, Inc. and Hospira Worldwide, Inc. effective as of July 1, 2013.				X

10.19	Amendment No. 1, effective as of September 26, 2013 to Exclusive License And Development Agreement by and between Cempra Pharmaceuticals, Inc. and Toyama Chemical Co., Ltd, dated May 8, 2013.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	Financials in XBRL format.				X

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEMPRA, INC.

Dated: October 29, 2013	By:	/s/ Prabhavathi Fernandes, Ph.D.
Prabhavathi Fernandes, Ph.D.
President and Chief Executive Officer

Dated: October 29, 2013	By:	/s/ Mark W. Hahn
Mark W. Hahn
Chief Financial Officer