Form 10-Q/A
period 2013-09-30
CEMPRA, INC.
filed 2013-11-08
CIK 1461993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 to refile Exhibit 10.18. The amendment is being made to restore provisions of Exhibit 10.18 that we had originally requested be treated confidentially. The restoration of the redacted provisions is being made at the request of the staff of the Securities and Exchange Commission. No other changes have been made to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

PART II – OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description of Document	Filed Herewith	Previously Filed

10.18*	Development and Supply Agreement by and between Cempra Pharmaceuticals, Inc. and Hospira Worldwide, Inc. effective as of July 1, 2013.	X

10.19	Amendment No. 1, effective as of September 26, 2013 to Exclusive License And Development Agreement by and between Cempra Pharmaceuticals, Inc. and Toyama Chemical Co., Ltd, dated May 8, 2013.		X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

101	Financials in XBRL format.		X

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEMPRA, INC.

Dated: November 8, 2013	By:	/s/ Prabhavathi Fernandes, Ph.D.
Prabhavathi Fernandes, Ph.D.
President and Chief Executive Officer

Dated: November 8, 2013	By:	/s/ Mark W. Hahn
Mark W. Hahn
Chief Financial Officer