Form 10-K
period 2013-12-31
CEMPRA, INC.
filed 2014-02-28
CIK 1461993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 28, 2013, was approximately $159.7 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Market on June 28, 2013. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of June 28, 2013.

As of February 20, 2014 there were 33,192,972 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated herein by reference, as indicated in Part III.

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

PART I

Item 1. Business

Summary

We are a clinical-stage pharmaceutical company focused on developing differentiated antibiotics for the acute care and community settings to meet critical medical needs in the treatment of bacterial infectious diseases, particularly respiratory tract infections and chronic staphylococcal infections. Our goal is to develop antibiotics with broad therapeutic potential and the right spectrum of activity to target pathogenic bacteria in adults and children. Broad therapeutic potential means addressing several disease indications.  The right spectrum of activity means that, in addition to having activity against bacteria that have become resistant to many currently available antibiotics, the drug does not cause collateral damage to important bacteria such as intestinal microflora so that unintended side effects do not occur.

Our lead product, solithromycin (CEM-101), is in Phase 3 clinical trials. We are developing solithromycin in oral capsules, intravenous, or IV, and suspension formulations, initially for the treatment of community acquired bacterial pneumonia, or CABP, one of the most serious infections of the respiratory tract. Solithromycin is a potent new fourth generation macrolide and the first fluoroketolide in clinical development. As a macrolide, solithromycin has broad use potential against many types of infections and in many patient populations, including pediatrics and pregnancy. Solithromycin’s potency comes from its unique chemical structure, which provides greater ability to fight resistant bacteria. Increasingly, resistance is a major threat to the efficacy of currently available antibiotics.  Solithromycin has excellent organ and tissue distribution and intracellular activity, which allows it to reach bacteria at body sites that other antibiotics may not. Solithromycin is active against many key CABP pathogens as well as against pneumococcal strains resistant to other macrolides. Our prior pre-clinical and clinical studies have demonstrated the efficacy and safety of solithromycin.  This record makes solithromycin a possible treatment for all age groups, including pediatrics. Finally, solithromycin offers flexibility of dosing, whether IV or oral, which we believe will be attractive to both physicians and patients.

We are conducting two Phase 3 trials which we believe will support our planned new drug application, or NDA, for solithromycin to treat CABP: one trial with oral solithromycin, which we initiated in December 2012, and another with IV solithromycin progressing to oral solithromycin that we began in December 2013. This development program was structured through the draft guidance published by and dialogue with the U.S. Food and Drug Administration, or FDA. We also have received feedback from several European Union, or EU, member countries regarding our plan to submit a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, within a short period of time after our planned filing of the NDA for solithromycin with the FDA.

We also are pursuing the development of solithromycin as a treatment for pediatric populations suffering from CABP and other respiratory infections as well as other infections. There is an urgent need for a new antibiotic for use in pediatric infections. The Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services, or BARDA, is funding the development of oral, IV and suspension formulations of solithromycin for pediatric use in bacterial pneumonia. Solithromycin is the first new antibiotic being developed as a suspension for all pediatric age groups in over 20 years.

In addition to CABP, we are pursuing a second indication, uncomplicated bacterial urethritis, primarily Neisseeria gonorrheae and Chlamydia trachomatis, for which there is an urgent public health need. In this indication, our Phase 2 study demonstrated that solithromycin was highly effective in treating uncomplicated gonorrhea, with successful treatment of all 43 evaluable patients.

BARDA also is funding studies to test the efficacy of solithromycin in treating bioterror pathogens such as tularemia and anthrax. These tests are being conducted in non-human primates, based on which we expect to conduct pilot studies in 2014.

We have global rights (other than the Association of South East Asian Nations, or ASEAN, countries, which are Brunei Darussalam, Cambodia, Indonesia, Laos, Malaysia, Myanmar (Burma), the Philippines, Singapore, Thailand and Vietnam) to solithromycin. We have licensed solithromycin to Toyama Chemical Co., Ltd., or Toyama, for development and commercialization in Japan while retaining the rights to the rest of the world. Toyama has initiated Phase 1 studies in healthy Japanese volunteers. After these studies are completed, Toyama plans to conduct Phase 2 studies in other respiratory tract infections. Toyama and we are sharing the results of our respective development activities.

The FDA has designated each of oral and intravenous solithromycin as a Qualified Infectious Disease Product, or QIDP, for the indication of CABP, and also has designated the oral form as a QIDP for the treatment of uncomplicated gonococcal infections. The QIDP designation is expected to enable us to benefit from certain incentives for the development of new antibiotics, including priority review, and a five-year extension of new chemical entity, or NCE, exclusivity.

Our second product is Taksta, an antibiotic known as fusidic acid, that has been used for decades outside the U.S., including western Europe, but which has never been approved in the U.S. We are developing Taksta exclusively in the U.S. as a long term oral treatment of prosthetic joint infections, or PJI, caused by staphylococci, including S. aureus and methicillin-resistant Staphylococcus aureus, or MRSA. Currently, there is no oral, chronic antibiotic for treating these infections. We hope to develop Taksta as an oral treatment with the same efficacy of currently available IV drugs but with the safety and convenience of oral administration. Taksta successfully completed a Phase 2 clinical trial in patients with acute bacterial skin and skin structure infections, or ABSSSI, which is frequently caused by MRSA, demonstrating a tolerability profile and comparable efficacy to linezolid (sold under the brand name Zyvox®), the only oral antibiotic currently approved for the treatment of MRSA approved by the FDA. Having shown that Taksta is well tolerated and is active against current strains of MRSA in the U.S., in December 2012, we initiated a Phase 2 trial with Taksta for the treatment of primarily stapylococcal infections of infected prosthetic joint infections, hip and knee joints. Currently, there are 14 active sites in the U.S. and additional sites are expected. We designed a Phase 2 study with a clear end point comparing vancomycin, which is the standard of care, with oral fusidic acid and rifampin.  There is no FDA guidance on the design of PJI trials and also no FDA-approved antibiotic for this indication. Although the Phase 2 trial continues to enroll, we believe we have met our primary objectives of a Phase 2 trial, namely safety and efficacy, to determine the study design and dose of our planned Phase 3 trial.

In October 2013, the FDA granted orphan drug designation for fusidic acid for the treatment of PJI, which confers regulatory and economic benefits in the development process. In December 2013, PJI was classified as a very rare disease by the National Institutes of Health, or NIH. With these designations in hand, we have submitted a proposal for a Phase 3 trial for Tasksta as a treatment for PJI, which could lead to an NDA.  If we receive concurrence from the FDA on the planned Phase 3 trial, we plan to stop the Phase 2 trial and roll into the Phase 3 trial.

Overview of Solithromycin (CEM-101)

Solithromycin is a potent new fourth generation macrolide, the first fluoroketolide, that we are developing in oral capsule, IV and suspension formulations (for pediatric use) for the treatment of respiratory tract infections, including CABP, which is one of the most common serious infectious diseases of the respiratory tract and the primary cause of death from an infection, and bacterial urethritis, including gonorrhea, the second most common reportable infectious disease in the world. Solithromycin is differentiated from other antibiotics because of its broad therapeutic potential and the right spectrum of activity to target pathogenic bacteria. Broad therapeutic potential means a drug that can be used in the treatment of several disease indications, such as bacterial pneumonia, chronic obstructive pulmonary disease, or COPD, cystic fibrosis, other respiratory tract infections, infections in children, infections caused by bacterial urethritis, Helicobacter gastritis, eye infections, infections in pregnancy, and others. Targeting the bacteria responsible for CABP and other respiratory infections without causing major effects on the intestinal microflora is a benefit of the macrolide class and solithromycin.

Macrolides, as a class, have been used broadly for treating respiratory and other infections in adults and children because of their excellent safety and efficacy profile. However, resistance to the older macrolides, like azithromycin (Zithromax, Z-Pak) is increasingly common, as high as 44% in the U.S. and 95% in some parts of Asia. A new macrolide which is active against resistant strains, while maintaining the safety of older macrolides, is needed. Solithromycin has the potency and spectrum to characterize it as a fourth generation macrolide. Solithromycin owes its potency to its unique chemical structure that binds to bacterial ribosomes in three sites while earlier generation macrolides bind in only one or two sites on the ribosome. Therefore, bacteria must mutate at three sites on the ribosome to become resistant to solithromycin. To date, we have seen no resistance to solithromycin in our clinical trials, and resistance was rare in our pre-clinical studies. Macrolide use for serious infections has generally been replaced by fluoroquinolones, despite this class having a less desirable safety and tolerability profile than macrolides. The current oral standard of care for CABP is levofloxacin or moxifloxacin, which are fluoroquinolones. As with respiratory tract pathogens, gonorrhea, has become resistant to macrolides, including azithromycin, a widely used macrolide, and other classes of oral antibiotics. Solithromycin can be used in monotherapy to treat CABP and also gonorrhea, chlamydia and mycoplasma infections. We believe solithromycin, with its unique chemical structure, retains and improves on the beneficial features of macrolides and can overcome the shortcomings of existing therapies.

We are conducting two pivotal Phase 3 trials for solithromycin to treat CABP.  The first is a Phase 3 trial for oral solithromycin, which was designed based on FDA guidance documents and comments from the FDA, which we initiated in December 2012.  We also began in December 2013 a second Phase 3 trial to treat CABP with IV solithromycin progressing to oral solithromycin. We believe that these two Phase 3 trials will be sufficient to support our planned NDA for solithromycin to treat CABP. These trials are randomized, double-blinded studies being conducted using a respiratory fluoroquinolone, moxifloxacin (Avelox), for which we will have to show non-inferiority for efficacy and acceptable safety and tolerability. Moxifloxacin was selected as the comparator because it is administered at the same dose, 400 mg once a day worldwide, while levofloxacin, the respiratory fluoroquinolone used in our Phase 2 trial, is used at 750 mg in the U.S. and 500 mg in the rest of the world. Being a global study, the same dose was required to be used in our Phase 3 trials. Non-inferiority for efficacy means solithromycin will have to prove it is statistically as effective as a comparator drug within a pre-defined margin.

CABP is the number one cause of death from an infection and the sixth most common cause of death from all causes in the U.S. and a leading cause of death worldwide. There are 5 to10 million CABP cases annually, with 1.1 million patients hospitalized per year. Mortality rates are higher in hospitalized CABP patients. Most cases occur in adults 65 years and older, which is a growing population in the U.S. Pneumococcal infections cause more deaths per year in U.S. than breast or prostate cancer. In addition, respiratory disease incidence is increasing because of the growing numbers of COPD and asthma patients. CABP infection in pediatrics is quite common. The rate ranges from 74–92 (<2yrs) and 33–52 (3–6 yrs) per 1,000 children.  Early appropriate therapy is critical to positive outcomes and the treatment is empiric because, in clinical practice, a definitive microbial diagnosis of CABP is not feasible, which leads to empiric therapy to provide broad spectrum coverage to treat the pathogen.   Multiple pathogens can be involved, including Gram-positive, Gram-negative and atypical bacteria. Although pneumococcus is the most frequent cause of CABP, because of the multiple pathogens that could cause the disease, broad spectrum antibiotics and multiple antibiotics are used to treat CABP. For this reason, the American Thoracic Society, or ATS, and the Infectious Diseases Society of America, or IDSA, recommend treating CABP with broad spectrum coverage consisting of intravenous cephalosporin (e.g., ceftriaxone) and hospitalization. Often, azithromycin is added to treat Legionella and Mycoplasma, an atypical bacteria, however, pneumoccocci are frequently resistant to azithromycin.  The second choice is to use fluoroquinolones that are available in oral and IV formulations, such as levofloxacin or moxifloxacin.  While these products are available in IV and oral form and have broad spectrum activity, they are not in favor for treating CABP because:

•	treatment failures occur because of resistant strain selection;
•	their broad spectrum kills intestinal microflora which is associated with C.difficile colitis;
•	adverse effects such as, tendonitis, Achilles tendon rupture, hepatotoxicity and peripheral neuritis; and
•	fluoroquinolones are not approved for use in pediatrics.

Solithromycin’s spectrum of activity includes all of the pathogens involved in CABP and has demonstrated potent activity in vitro in animal models of infection and in our Phase 2 trial using solithromycin to treat CABP in monotherapy. Solithromycin can be used intravenously or orally and patients starting on IV therapy can be changed to oral therapy, which could lead to early discharge from the hospital.

The FDA has designated each of oral and intravenous solithromycin as a QIDP for the indication of CABP. The QIDP designation is expected to enable us to benefit from certain incentives for the development of new antibiotics, including priority review, and a five-year extension of NCE exclusivity.

We also are studying solithromycin for the treatment of bacterial urethritis, including uncomplicated gonorrhea. The current standard of treatment for gonorrhea is a single intramuscular injection of ceftriaxone. Until recently, cefixime (Suprax) had been recommended for oral treatment of patients as well as for treatment of their potentially infected partners. However, as of August 2012, the Centers for Disease Control, or CDC, no longer recommends cefixime for the treatment of gonorrhea, which leaves no oral treatment option. In our Phase 2 open-label study completed in 2013 in patients with suspected gonococcal infection, microbiological eradication of gonococci was achieved in 100% of all evaluable patients at all body sites.  In addition to detecting the gonococcus, we also diagnosed Chlamydia trachomatis and Mycoplasma genitalium, which are atypical bacteria that can cause sterility in young girls as well as other ill effects. In most cases when diagnosed, solithromycin was effective against these pathogens also.  Current treatment of bacterial urethritis includes two drugs: ceftriaxone administered intramuscularly and oral azithromycin, which is added to treat co-infections with chlamydia. Azithromycin at the 1000 mg dose that is recommended is not well tolerated. The FDA has asked that both gonococcus and chlamydia be monitored in our planned Phase 3 study and has indicated that a single Phase 3 trial in bacterial urethritis could be sufficient for approval.

In May 2013, we entered into a license agreement with Toyama whereby we licensed to Toyama the exclusive right, with the right to sublicense, to make, use and sell any product in Japan that incorporates solithromycin as its sole active pharmaceutical ingredient, or API, for human therapeutic uses, other than for ophthalmic indications or any condition, disease or affliction of the ophthalmic tissues. Toyama also has a nonexclusive license in Japan and certain other countries, with the right to sublicense, to manufacture or have manufactured API for solithromycin for use in manufacturing such products, subject to limitations and obligations of the concurrently executed supply agreement.  Toyama has granted us certain rights to intellectual property generated by Toyama under the license agreement with respect to solithromycin or licensed products for use with such products outside Japan or with other solithromycin-based products inside or outside Japan.  Toyama is conducting Phase 1 studies in healthy Japanese volunteers and, after completion, plans to conduct Phase 2 studies in other respiratory tract infections.  Toyama and we are sharing the results of our respective development activities.

In May 2013 we entered into an agreement with BARDA for the evaluation and development of solithromycin for the treatment of bacterial infections in pediatric populations and infections caused by bioterror threat pathogens, specifically anthrax and tularemia. BARDA is funding the development of solithromycin suspension formulation for pediatric use in CABP.  This is the first new antibiotic being developed as a suspension for pediatric use in over 20 years.  The pediatric study plan, or PSP, was submitted and accepted by the FDA and a pediatric investigation plan, or PIP has been submitted to the EMA.  There is an urgent need for a new oral and intravenous antibiotic for use in pediatric infections. Together with Toyama, we have completed pilot suspension formulation and taste masking work and we have begun taste testing in the U.S. and plan to move into manufacturing for use in Phase 1 studies.  We also have initiated a Phase 1 study in adolescent children in the U.S., using the oral capsule formulation. Once the suspension formulation is available, younger children can be enrolled in a Phase 1b study. The IV formulation is also planned to be tested in these Phase 1 trials.

BARDA also is funding studies in non-human primates to test the efficacy of solithromycin in treating bioterror pathogens such as tularemia and anthrax. We expect to conduct pilot studies in 2014.

Infections in pregnancy are difficult to treat because of the nature of the infecting pathogens, such as Group B beta hemolytic streptococci and Ureaplasma. These infections can cause sepsis and also preterm birth.  All pregnant women are screened for Group B beta hemolytic streptococci infections and can be treated with penicillin successfully. However, in penicillin-allergic patients there is no viable option today because of resistance. In patients infected with ureaplasma, penicillin is not effective and azithromycin has been the drug of choice. Recently resistance to azithromycin has increased and there is no optimal treatment option for these infections. In addition drugs that penetrate the amniotic fluid and placenta, in sufficient levels are important to fight infection and azithromycin has low penetration, which inhibits its efficacy in treating the infection. Consequently, there is a need for a safe and effective antibiotic that can be administered maternally but reach effective concentrations in fetal blood so that the infection at these sites can be effectively treated. Solithromycin has demonstrated in vitro activity against Group B beta hemolytic streptococci as well as ureaplasma. In November 2013, we reported that solithromycin may provide an effective antimicrobial approach for the prevention and treatment of intrauterine infections during pregnancy, including ureaplasma and Group B hemolytic streptococcus. A study in which the IV formulation of solithromycin was administered in pregnant sheep, which is a validated model for human pregnancy, resulted in effective concentrations of solithromycin in fetal plasma and amniotic fluid. According to the CDC, preterm births account for 75% of perinatal mortality. Bacterial infection of amniotic cavity is associated with preterm birth, or PTB. It is estimated that infection may be implicated in as many as 40% of PTB cases. In a 2007 study, bacterial vaginosis was shown to approximately double the risk of PTB and miscarriages were six times more likely. Pregnant women could be an additional patient population for solithromycin. BARDA is funding a segment 3 toxicology study which, if successful, could allow solithromycin to be tested in pregnancy.

Our prior Phase 1 and Phase 2 clinical trials and pre-clinical studies to date have shown that solithromycin has the following attributes:

•	favorable safety and tolerability profile;
•	comparable efficacy to levofloxacin, the standard of care in the U.S., with a lower incidence of treatment emergent adverse events than levofloxacin;
•	potent activity against a broad range of bacteria with excellent tissue distribution and intracellular activity;
•	lower incidence of resistance development;
•	potential for IV, oral and suspension formulations that may allow it to be used in broad patient populations and settings;
•	potential for special populations, including pediatric and pregnant patients;
•	anti-inflammatory qualities to help patients feel better sooner during treatment; and
•	chemical stability at room temperature.

Overview of Taksta

Taksta is a therapy that we are developing in the U.S. for the oral chronic, or long term, treatment, of prosthetic joint infections, which are frequently caused by staphylococci, including S. aureus, MRSA, coagulase negative staphylococci and other Gram-positive bacteria. MRSA is a qualified infectious disease pathogen. Taksta is a novel and proprietary dosing regimen of fusidic acid, which is an approved antibiotic that has been sold by Leo Laboratories, Ltd. primarily for staphylococcal infections, including skin, soft tissue and bone infections, for several decades in Europe and other countries outside the U.S. and has a long-established safety and efficacy profile. Fusidic acid, however, has never been approved for use in the U.S. We believe Taksta has the potential to be used in hospital and community settings on both a short-term and chronic basis. Since prosthetic joint infection is primarily treated with a combination of IV and oral drugs, we believe that Taksta would enable out-patient treatment of many patients who would otherwise require hospitalization and/or intravenous therapy, which we also believe would provide pharmacoeconomic advantages, be well received by doctors and be more convenient for patients. In May 2013, we were issued a patent for our proprietary dosing regimen which has been shown with pharmacodynamics experiments to limit resistance development. In addition, in the Phase 2 study for ABSSSI, Taksta was well tolerated and no resistant strains were isolated.  Further, fusidic acid is eligible for market exclusivity under the Drug Price Competition and Patent Term Restoration Act, also known as the Hatch-Waxman Act. In October 2013, the FDA designated Taksta as an orphan drug for the treatment of prosthetic joint infections, which will provide seven years of market exclusivity if Taksta is approved by the FDA for such treatment.  In addition, orphan drug designation gives us an opportunity to develop an NDA study design acceptable to the FDA for a planned NDA. We have designed what we believe is an innovative Phase 3 trial that may be a path toward an NDA. We plan to submit the proposed Phase 3 trial protocol to the FDA in early 2014 and discuss our strategy with the FDA in the first half of 2014 in a Type C meeting.

As an orphan drug, we would also be eligible for a tax credit for 50% of the clinical cost for the continued development of Taksta and a possible waiver of PDUFA fees for an NDA. Taksta would also be eligible for an additional five years of exclusivity based upon the Generating Incentives for Antibiotics Now, or GAIN Act, since MRSA is listed in the law as a qualified infectious disease pathogen. Therefore, Taksta could qualify for as much as 12 years of statutory exclusivity in total. Taksta also could receive an additional six months exclusivity if approved for pediatric indications. In addition, our patent on our loading dose regimen for Taksta provides patent protection tom 2029.

According to a survey of physicians conducted by Decision Resources, MRSA is the most important pathogen of concern in patients with osteomyelitis and prosthetic joint infection. Bone infections often begin with skin infections where bacteria enter the bloodstream through breaks in the skin or mucous membrane that occur as a result of a wound or due to a surgical, medical or dental procedure.

In 2010, we successfully completed a Phase 2 clinical trial with Taksta in ABSSSI patients. In this trial, the Taksta loading dose regimen demonstrated efficacy, safety and tolerability that was comparable to linezolid, the only FDA-approved oral treatment for MRSA. Like ABSSSI, prosthetic joint infections are often caused by S. aureus, including MRSA. In December 2012, we initiated a Phase 2 trial of Taksta for treatment of primarily stapylococcal infections of infected prosthetic joint infections, hip and knee joints.. Currently, there are 14 sites in the U.S. and additional sites are expected. Despite the lack of FDA guidance for clinical trial design for treating PJI we designed a Phase 2 trial with a clear end point that compares vancomycin, which is the standard of care, with oral fusidic acid and rifampin. Although the Phase 2 trial continues to enroll, we believe we have met our primary objectives of the Phase 2 trial, namely safety and efficacy, to determine the study design and dose of our planned Phase 3 trial.

In October 2013, the FDA granted orphan drug designation for fusidic acid for the treatment of PJI. In December 2013, PJI was classified as a very rare disease by the NIH. With these designations in hand, we have submitted a proposal for a Phase 3 trial for Taksta as a treatment for PJI, which could lead to an NDA.  If we receive concurrence from the FDA on the planned Phase 3 trial, we plan to stop the Phase 2 Trial and roll into the Phase 3 trial. We also are developing Taksta exclusively for the U.S. market.

Our prior clinical trials and pre-clinical studies, as well as historical data from outside the U.S., have shown that Taksta has the following attributes:

•	established safety profile;
•	comparable efficacy to linezolid, the only FDA-approved oral treatment for MRSA;
•	ability to be used orally and for long term, chronic use as a treatment for all types of S. aureus, including MRSA;
•	lower frequency of resistance development due to our loading dose regimen; and
•	potential to be used in patient populations not well served by current treatments.

The Limitations Associated with Antibiotics

The widespread use of antibiotics has led to development of resistant strains of bacteria, which limits the effectiveness of existing drugs. This led the World Health Organization to state in 2010 that antibiotic resistance is one of the three greatest threats to human health. The CDC estimates that more than 70% of U.S. hospital infections are resistant to at least one of the antibiotics most commonly used to treat them. The CDC also estimates that each year more than 2,000,000 people are sickened with antibiotic-resistant infections, with at least 23,000 dying as a result. Antibiotic-resistant infections also increase the costs to the U.S. healthcare system.

Antibiotic resistance is primarily caused by genetic mutations in bacteria selected by exposure to antibiotics where the drug does not kill all of the bacteria. In addition to mutated bacteria being resistant to the drug used for treatment, many bacterial strains can also be cross-resistant, meaning that the use of a particular treatment to address one kind of bacteria can result in resistance to other kinds of bacteria as well as to other antibiotics. As a result, the effectiveness of many antibiotics has declined, limiting physicians’ options to treat serious infections and creating a global health issue. For example, it is estimated that in the U.S. approximately 44% of pneumococci, the primary pathogen involved in respiratory tract infections, are resistant to azithromycin and other macrolides commonly used to treat them. In addition, no new antibiotic has been developed for pediatric use in 20 years and this population also is showing growing resistance to currently available antibiotics. Resistance also is growing to antibiotics currently used to treat infections in pregnant women.  Antibiotic resistance has a significant impact on mortality and morbidity and contributes heavily to health care system costs worldwide.

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

Further, many of the existing antibiotics used to treat serious infections are difficult or inconvenient to administer. Many drugs are given twice daily for seven to 14 days or more and patients can be hospitalized for much or all of this period or require in-home IV therapy. While IV treatment can deliver the drug more rapidly and in a larger dose than is possible orally, once a patient is stabilized, a switch to oral treatment allows for more convenient and cost-effective out-patient treatment. We believe that there is a need for new antibiotics that have improved potency and pharmacokinetics, effectiveness against resistant bacterial strains, improved side effect profiles and more flexible administration formulations.

Recognizing the seriousness of growing antibiotic resistance, in July 2012, Congress passed the GAIN Act to provide economic incentives to promote the development of antibiotics designed to treat specific qualified infections disease pathogens identified by the FDA.  Among the pathogens that the FDA has identified as qualified infectious disease pathogens are MRSA, vancomycin-resistant Staphylococcus aureus and vancomycin-resistant Enterococcus. The incentives will be granted for an antibiotic that is designated by the FDA as a qualified infectious disease product or QIDP.   QIDP designation provides certain incentives for the development of new antibiotics, including priority review, and a five year extension of new chemical entity exclusivity.  Pursuant to the GAIN Act, in 2013, the FDA designated each of the oral and IV formulations of solithromycin as a QIDP for the indication of CABP, which was designated a qualified infectious disease pathogen by the FDA in 2013. In 2014, the FDA designated oral solithromycin as a QIDP for the treatment of uncomplicated gonococcal infections, which were designated as a qualified infectious disease pathogen by the FDA in 2014.

Solithromycin

Overview

We are developing solithromycin, a fourth generation macrolide and the first fluoroketolide, to treat multiple infectious diseases in multiple patient populations.  We are initially developing solithromycin for respiratory tract infections, including CABP and also for treating chronic staphylococcal infections, including bacterial urethritis. Traditionally, macrolides have been among the most commonly prescribed drug for respiratory tract infections because of their combination of spectrum of activity, safety for use in adult and pediatric patients, tissue distribution and activity against intracellular pathogens, pharmacokinetics allowing use in oral and IV formulations, and anti-inflammatory properties. However, the effectiveness of macrolides for treating serious respiratory tract infections such as CABP has declined due to resistance issues related to earlier generations of macrolides. We believe our clinical and pre-clinical results suggest that solithromycin retains and improves on the benefits of, and overcomes the shortcomings of, earlier generation macrolides.

We also believe that solithromycin can be used as a monotherapy to treat CABP, due to its potency and planned availability in IV and oral formulations.

Solithromycin Market Opportunity

We are developing solithromycin in both oral (including a suspension formulation) and IV formulations initially as a treatment for CABP, which is a respiratory tract bacterial infection acquired outside of a hospital setting. Respiratory tract infections can range from severe diseases such as pneumonia (CABP), to similar infections of the respiratory tract such as pharyngitis (which is usually referred to as strep throat), bronchitis, chronic sinusitis and middle ear infections (which are especially common in children). CABP is one of the most common serious infectious diseases of the respiratory tract and is the most frequent cause of death due to bacterial infections. There are 1.6 million fatal cases of pneumococcal disease annually worldwide which is more than the deaths caused annually by breast or prostate cancer. There are approximately five to six million cases of CABP in the U.S. every year, approximately one million of which require hospitalization. Typical bacteria that cause CABP include Streptococcus pneumoniae, Haemophilus influenzae, Moraxella catarrhalis and Staphylococcus aureus. These four bacteria account for approximately 85% of CABP cases. Other organisms, called atypical bacteria, may be involved in CABP and include Legionella pneumophila, S. aureus, Chlamydophila pneumoniae and Mycoplasma pneuomoniae.

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

In recent years, the effectiveness of earlier generation macrolides, including azithromycin, to treat serious infections such as CABP has declined due to resistance issues. The most recently approved macrolide, telithromycin (Ketek), has seen limited use because of serious side effects. For these reasons, fluoroquinolones, such as levofloxacin, now are commonly used for serious CABP infections. Although levofloxacin is efficacious, it has serious side effects including C. difficile enterocolitis, tendonitis, hepatotoxicity and central nervous system effects. Beta-lactams, such as cephalosporins, which are commonly used in CABP, also have limitations, including limited coverage against several important bacteria such as Legionella and Mycoplasma. In addition, the newer cephalosporins can only be administered intravenously, which is a disadvantage if the patient does not need to be hospitalized or needs to move to oral therapy to enable treatment on an out-patient basis. The American Thoracic Society, or ATS, and the Infectious Diseases Society of America, or IDSA, recommend a macrolide together with a beta-lactam (such as a cephalosporin) to treat CABP; the macrolide is added to cover atypical bacteria. Alternatively, ATS and IDSA recommend physicians treat CABP with fluoroquinolones. The recommended combination of a macrolide with a beta-lactam has been shown to enhance survival; when a macrolide is not used, an increase in mortality has been shown.

We believe that the initial market acceptance of Ketek, which, according to IMS Health, in 2005, its first full year after FDA approval, generated 3.4 million prescriptions and $193 million in sales in the U.S., demonstrates the potential for a new macrolide therapy. However, soon after its U.S. approval in 2004, Ketek was found to cause reversible visual disturbances, loss of consciousness, exacerbate myasthenia gravis (a neurological disorder characterized by improper muscle regulation) and cause liver toxicity resulting in liver failure. Ketek was withdrawn in 2007 for use in all infections other than CABP, and as a result, the large market predicted for Ketek has not developed. While Ketek is a macrolide, solithromycin has a different chemical structure from Ketek, and therefore we believe is not likely to have the safety issues associated with Ketek. Our research, which was published in a peer-reviewed article in Antimicrobial Agents and Chemotherapy, suggests that pyridine, a chemical component of Ketek, is the agent that causes liver toxicity and other problems associated with Ketek. Solithromycin and older generation macrolides, including azithromycin and clarithromycin, do not have a pyridine component and have not been observed to cause the serious side effects associated with Ketek. We believe that solithromycin has the potential to be more successful than older macrolides because of the activity against resistant pathogens and potency if the  Phase 3 trials confirm the efficacy and safety profile demonstrated in our previous trials.

As a result of the limitations of current therapies for CABP, we believe there is an opportunity to introduce the fourth generation macrolide that is more potent and effective against bacteria that are resistant to older generations of macrolides, while retaining the traditional safety and anti-inflammatory properties that macrolides are known to exhibit. To date, our Phase 1 and Phase 2 clinical trials have demonstrated that solithromycin is potent and effective against resistant bacteria and is well tolerated, with no serious adverse events. We also believe that developing IV and oral formulations will provide flexibility to physicians to treat patients according to the severity of their disease and transition some patients from IV to oral, enabling them to leave the hospital sooner. If approved by the FDA, solithromycin would be the first macrolide approved with both IV and oral capsule and suspension formulations since azithromycin was approved more than 20 years ago.

Further, we believe that the designation by the FDA of solithromycin as a QIDP for the treatment of CABP provides us with advantages in its development, namely priority review, and a five year extension of new chemical entity (NCE) exclusivity.

In addition to CABP, there is a large public health need for a new and effective oral treatment for treating bacterial urethritis. Resistance has emerged to cefixime, which is the only remaining oral therapy for gonococci infections, such as bacterial urethritis. Our Phase 2 trial conducted in 2013 demonstrated that solithromycin is active against most bacterial pathogens known to be involved in bacterial urethritis including gonococci, chlamydia and mycoplasma. The CDC has identified N. gonorrhea as one of the three pathogens that pose an immediate public health threat that require urgent and aggressive action.  In addition, the CDC and key opinion leaders have expressed the need for an oral antibiotic as a replacement for cefixime because of resistance development. The development of solithromycin for bacterial urethritis would present an additional market opportunity for solithromycin and all of the patient data gathered in any trials would also contribute to the safety data base for CABP development. The FDA has indicated to us that a single Phase 3 trial for solithromycin in bacterial urethritis could be sufficient for approval.  In 2014, the FDA designated solithromycin as a QIDP for the treatment of uncomplicated gonococcal infections, which would provide us with the same development advantages discussed above for solithromycin as a treatment for CABP.

We also believe that solithromycin, because of its safety and tolerability as a macrolide, as well as its excellent tissue distribution and intracellular activity, may be effective in the treatment of infections in special populations, including pediatric and pregnant patients.

Key Attributes of Solithromycin

We believe the following key attributes of solithromycin will make it a safe and effective treatment for CABP and bacterial urethritis/gonorrhea as well as other infectious diseases and in many patient populations, including pediatrics and pregnancy.

Solithromycin has demonstrated a favorable safety and tolerability profile. Solithromycin has been tested in over 500 subjects in our Phase 1 and 2 clinical trials and has been shown to be safe and well tolerated to date. There were no clinically significant laboratory abnormalities in the Phase 1 trials. In the Phase 2 trial, there were fewer adverse events compared to levofloxacin, none of which required the patient to prematurely discontinue treatment with solithromycin, and no serious adverse events determined by the investigator to be related to solithromycin. Patients in our single and multi-dose Phase 1 IV trial showed no clinically significant liver enzyme changes associated with solithromycin at the selected therapeutic doses, indicating no liver toxicity. Additionally, in this study solithromycin did not produce dose-limiting nausea or vomiting, or effect the heart, which are common side effects of other macrolides. Safety and tolerability also were demonstrated in our Phase 2 trial for bacterial urethritis as well as in our study in patients with mild to severe chronic liver disease. We believe that solithromycin’s safety and tolerability profile will allow it to be used in many patient populations, including pediatrics and pregnancy.

Solithromycin has demonstrated comparable efficacy to the current standard of care for CABP. In our Phase 2 trial in 132 CABP patients comparing the oral formulation of solithromycin to levofloxacin, solithromycin successfully demonstrated efficacy comparable to levofloxacin. In addition, solithromycin was highly effective in our Phase 2 trial of bacterial urethritis.

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

Solithromycin has the potential for IV, oral and suspension formulations. We are developing oral (including suspension) and IV formulations to allow patients with severe CABP to be treated in both hospital and out-patient settings. Providing both the IV and oral formulations will enable IV-to-oral step-down therapy. We believe this would be more convenient and cost-effective for patients and provide pharmacoeconomic advantages to health care systems. The suspension formulation would be used to treat bacterial infections in the pediatric population as well as elderly patients who may be unable to swallow a capsule.

Solithromycin has improved anti-inflammatory qualities. In CABP and other bacterial infections, the body’s immune response to the bacteria results in inflammation and tissue damage, which worsens symptoms. In addition to their antibacterial effects, macrolides also have anti-inflammatory properties which help patients feel better earlier. Our pre-clinical data suggest that solithromycin could have significantly greater anti-inflammatory properties than azithromycin and clarithromycin, which are used to treat patients with cystic fibrosis, or CF, and COPD, primarily for their anti-inflammatory properties.

Clinical Data

Phase 2 Oral CABP Trial. We successfully completed a Phase 2 trial of the oral formulation of solithromycin in the third quarter of 2011. The trial was a randomized, double-blinded, multi-center study to evaluate the efficacy and safety of oral solithromycin compared to oral levofloxacin in 132 patients with CABP. Levofloxacin, which is a respiratory fluoroquinolone, is the current standard of care and widely prescribed for the treatment of CABP. Patients were randomized to receive solithromycin or levofloxacin for five days. Solithromycin patients received once-daily dosing of 800 mg on Day 1 and 400 mg on Days 2 through 5. Patients randomized to levofloxacin treatment received the standard dosing regimen of 750 mg per day for five days. The trial compared clinical success rates and safety and tolerability parameters for solithromycin and levofloxacin. The primary outcome measure was continued improvement or complete resolution of baseline signs and symptoms in the intent to treat, or ITT, and the clinically evaluable, or CE, populations at the Test of Cure, or TOC, visit, which was completed five to 10 days after the last dose of the drug.

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

Phase 1 IV Trial. The objective of our Phase 1 IV trial for solithromycin was to demonstrate safety and tolerability as well as to select the therapeutic dose after IV administration for our planned second Phase 3, IV to oral trial. We tested escalating IV doses of 25 mg, 50 mg, 100 mg, 200 mg, 400 mg, 800 mg and 1000 mg administered as single doses or 200, 400, 600 and 800 mg doses administered once daily for seven days. Patients were randomized into solithromycin and placebo arms. In the trial, the most common adverse events, or AEs, were general disorders and administration site conditions related to infusion discomfort or pain. Our Phase 1 trial also tested infusion solutions designed to minimize injection site pain. No AEs were reported in any of the studies that resulted from clinically significant changes in physical examinations, vital signs, or ECG data. In healthy subjects who received repeat-dose IV solithromycin (200, 400, or 800 mg QD for up to seven days) in the Phase 1 study 20% had asymptomatic and reversible ALT elevations. One subject, who received three daily doses of 800 mg, had a reversible and asymptomatic Grade 4 ALT elevation without bilirubin elevation. These ALT elevations were reversible and not associated with symptoms, bilirubin elevation or cholestasis. No loss-of-consciousness, myasthenia exacerbations, or visual disturbances were observed. Among patients receiving repeated doses of 400 mg daily for up to seven days, no clinically significant systemic adverse events were observed, except injection site pain in some subjects. In addition, the desired PK profile was achieved, with clinically relevant mean peak solithromycin concentrations of 4 micrograms/mL. Modeling of the PK data suggest that initial intravenous dosing with 400 mg once-daily, with a switch to oral administration when clinically appropriate to the same dose as in the oral program, i.e. 800 mg loading dose and 400 mg maintenance dose, will achieve concentrations of the drug that warrant its evaluation in the treatment of moderate to severe community acquired bacterial pneumonia caused by pathogens including azithromycin-resistant pneumococcus, Legionella, Mycoplasma, Moraxella, Hemophilus influenzae, and Staphylococcus aureus , including methicillin susceptible and community-acquired methicillin-resistant Staphylococcus aureus, all of which are infections that could require elevated concentrations of antibiotics. Based on this study, we selected a therapeutic dose of 400 mg administered once daily for up to seven days for our Phase 3 IV-to-oral trial with the option of stepping down to oral treatment of solithromycin when appropriate as decided by the physician based on decreased symptoms.

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

Thorough QT (TQT) Study.  Macrolides are known to cause QT prolongation that may be associated with risk of arrhythmia. In 2013, the U.S. drug label for azithromycin, the most commonly prescribed macrolide antibiotic in the U.S., was updated to include a warning of possible QTc prolongation and the risk for sudden death. This label change followed publication of a study that suggested a higher risk of cardiovascular death in persons treated with a 5-day course of azithromycin compared to persons treated with amoxicillin, ciprofloxacin, or no drug. We conducted a TQT study of solithromycin, the top line results of which demonstrated no QT effects at single intravenous (IV) doses of 800 mg.  In ouor solithromycin TQT study, 48 subjects were enrolled in a three-way randomized dosing sequence cross-over design to receive 800 mg of IV solithromycin infused over 40 minutes to obtain maximal cardiac exposure (Cmax), 400 mg of oral moxifloxacin, which was used as the positive control along with IV physiologic saline to maintain study blinding, or IV physiologic saline as the negative control. There was a seven-day washout period between dosing intervals. Data were collected continuously for 25 hours, starting one hour before dosing, using 12-lead ECG Holter monitors. Electrocardiograms were analyzed by a core laboratory. No significant QT effects were seen with solithromycin. The study’s assay sensitivity was confirmed by the observation of QTc prolongation following dosing with moxifloxacin. The study thereby constitutes a solidly negative TQT study as defined by the ICH E14 guidance. Solithromycin at the supratherapeutic exposures achieved in this study had no significant effect on the QT interval.

Hepatic Insufficiency Phase 1 Study. In 2013, we conducted a safety and pharmacokinetic study of oral solithromycin in patients with chronic liver disease. The study demonstrated that no dosage adjustment is needed when administering solithromycin to patients with mild, moderate, or severe hepatic impairment.  Solithromycin was well tolerated in this patient population and no significant differences in safety, compared to healthy controls, were noted.  The most commonly reported adverse effects were mild diarrhea and mild headache.

Phase 2 Trial in Gonorrhea. Emerging resistance to available therapies, including oral and intramuscular cephalosporins and azithromycin, has resulted in an urgent medical need for new therapies for gonorrhea. Solithromycin, a new fourth generation macrolide with three ribosomal binding sites, has greater in vitro potency against gonococci than azithromycin and is active against most azithromycin- and cephalosporin-resistant strains. In our Phase 2 trial in patients with suspected gonococcal infection, microbiological eradication of gonococci was achieved in 100% of all evaluable patients.  In addition to detecting the gonococcus, we also diagnosed Chlamydia trachomatis and Mycoplasma genitalium, an atypical bacteria that can sterility in young girls as well as other ill effects. In most cases when diagnosed, solithromycin was effective against these pathogens also.  Current treatment of bacterial urethritis includes two drugs: ceftriaxone administered intramuscularly and oral azithromycin. Azithromycin at 1000 mg dose that is recommended is not well tolerated. Solithromycin was generally well-tolerated, with mild gastrointestinal AEs, the most common of which was mild diarrhea followed by mild nausea.  Solithromycin could be used as a monotherapy that would cover gonorrhea and chlamydia, rather than the current treatment with two drugs, replacing the need for intramuscular injection of ceftriaxone.

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

Ongoing and Planned Clinical Trials

Solithromycin as a Treatment for CABP. We have initiated our pivotal clinical trial program, which consists of two Phase 3 trials, including one trial with oral solithromycin and one trial with IV solithromycin progressing to oral solithromycin, for the approval of both IV and oral products under separate NDAs.  The FDA’s Anti-Infective Drugs Advisory Committee (AIDAC) convened in November 2011 to review anticipated changes in guidance to the industry for conducting clinical trials for CABP. The proposed guidance follows several FDA advisory meetings as well as recommendations of an independent advisory body called the FNIH that involved industry and academic infectious disease physicians. According to the proposed guidelines, the primary endpoint for Phase 3 CABP trials will be clinical success at an early timepoint (Day 3-5 post study drug initiation). Clinical success is defined as improvement in at least two of the following symptoms: cough, shortness of breath, chest pain, and sputum production, without worsening in any other symptom. The proposed guidelines also clarify the patient population required for these trials by specifying the percent of patients to be enrolled based on the severity of their disease. We designed our Phase 3 trials in accordance with these guidelines and met with the FDA to finalize the design. Subsequently, in January 2014, the FDA issued new draft guidelines which may decrease the number of PORT II patients as well as the overall margin which would allow a smaller study size and data base.  However, we are continuing our Phase 3 trials as previously agreed upon with the FDA.  The EMA has not changed its guidelines.  The Phase 3 trial for oral solithromycin was initiated in the fourth quarter of 2012 and the Phase 3 trial for IV-to-oral solithromycin was begun in December 2013. The Phase 3 trials are randomized, double-blinded studies conducted against a comparator drug agreed upon with the FDA, for which we will have to show non-inferiority from an efficacy perspective and acceptable safety and tolerability. We expect to complete enrollment of the Phase 3 oral trial in the fourth quarter of 2014 and to report top line data for the Phase 3 oral trial in the first quarter of 2015.

In October 2012, we reported results from our Phase 1 trial for the IV formulation of solithromycin in which we demonstrated that IV solithromycin was well tolerated, showed a favorable pharmacokinetic (PK) profile and achieved relevant plasma concentrations. Based on this study, we selected a therapeutic dose of 400 mg administered once daily for up to seven days for the Phase 3 IV-to-oral trial.

We are working on pediatric studies for solithromycin in a range of indications for CABP through our agreement with BARDA. BARDA is funding the development of solithromycin in oral, IV and suspension formulations for pediatric use in CABP.  This is the first antibiotic being developed as a suspension for all pediatric age groups in over 20 years.  The pediatric plan was submitted and accepted by the FDA and a similar plan has been submitted to the EMA.  There is an urgent need for a new antibiotic for use in pediatric infections. Together with Toyama, we have completed pilot suspension formulation and taste masking work and we have begun taste testing in the U.S. and plan to move into manufacturing for use in Phase 1 studies.  We also have initiated a Phase 1 study in adolescent children in the U.S.  Once the suspension formulation is available, younger children can be enrolled in a Phase 1b study.

Solithromycin as a Treatment for Bacterial Urethritis. We have demonstrated that solithromycin has in vitro activity against a broad spectrum of pathogens that cause bacterial urethritis, including N. gonorrhoeae, Chlamydia trachomatis, Mycoplasma genitalium, Ureaplasma urealyticum etc. In our Phase 2 trial, we demonstrated that solithromycin is effective in treating gonococcal urethritis/cervicitis, and pharyngeal and rectal gonococcal infections. In 2013, the CDC identified N. gonorrhoeae as an urgent public health threat that requires urgent and aggressive action.   The CDC no longer recommends oral cefixime to be used in the treatment of gonorrohea and the recommended treatment is intramuscular injection of ceftriaxone, plus either azithromycin or doxycycline. Resistance to ceftriaxone has been reported. There is no oral antibiotic currently recommended for treating gonorrhea as well as for treatment of sexual partners of infected patients. This need has become a public health crisis and the WHO and U.S. government are looking for alternative treatments. We are discussing possible grant funding opportunities with the NIAID to pursue solithromycin in a pivotal Phase 3 trial for the treatment of bacterial urethritis, primarily gonnorhea. The FDA has asked that both gonococcus and chlamydia be monitored in our planned Phase 3 study and has indicated that a single Phase 3 trial in bacterial urethritis could be sufficient for approval.

Potential Biodefense Application for Solithromycin. Solithromycin is active against bioterror threat pathogens such as B. anthracis, Yersinia pestis and Francisella tularensis. BARDA is funding studies to test the efficacy of solithromycin in treating bioterror pathogens such as tularemia and anthrax. These tests are being conducted in non-human primates and we expect to conduct pilot studies in 2014.

Taksta (Fusidic Acid)

Overview

Taksta, our fusidic acid product candidate, is an antibiotic that we are developing in the U.S. for the oral chronic treatment of prosthetic joint infections, which are frequently caused by staphylococci, including coagulase-negative and coagulase-positive staphlycocci and MRSA. Fusidic acid is the only member of a unique class of antibiotics, called fusidanes, and has a mechanism of action that differs from any other antibiotic. Fusidic acid has been approved and sold for several decades in Europe and other countries outside the U.S. and has a long-established safety and efficacy profile, but has never been approved in the U.S. We have conducted in vitro tests of Taksta’s activity against thousands of strains of S. aureus found in the U.S. and our data show that virtually all of those strains tested (99.6%) are susceptible to Taksta. In addition, we believe Taksta has the potential to be used in hospital and community settings on both a short-term and chronic basis. Our completed Phase 2 clinical study has shown Taksta to be comparably effective to linezolid, a treatment for the common skin infection S. aureus and the only oral antibiotic approved by the FDA to treat MRSA.

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

The methods for the treatment for PJI are variable depending on the severity of the infection and the patient’s condition. The infected prosthesis could be saved or could be replaced. The antibiotics used to treat these infections depend on the pathogens involved. Staphylococci are the most frequently identified pathogen in PJI. IDSA has recently issued guidelines for the treatment of PJI (Osmon, et al., 2013). In almost all cases intravenous vancomycin is administered for two to eight weeks, in combination with oral antibiotics such as rifampin, ciprofloxacin, levofloxacin, cefazolin, clindamycin or trimethoprim/sufamethoxazole (Bactrim).  The choice of the oral antibiotic is dependent on whether the staphylococcus is MRSA. Rifampin is commonly used with other antibiotics, such as intravenous vancomycin, as its use has been noted to have better outcome. Two-stage revision replacement of an infected prosthesis is most commonly practiced in the U.S. It has been noted that greater than 85% success could be achieved by two-stage revision versus 45% success rate if the prosthesis is retained. These results are in the U.S. where fusidic acid is not available for use. In the two-stage method of treatment, the infected prosthesis is removed, an antibiotic impregnated spacer is installed and the patient is then treated with IV vancomycin for four to six weeks. After that time, the antibiotic is stopped and after six weeks, the joint is cultured to determine if the infection is cleared and a new prosthesis is introduced. Thus, in the U.S., patients undergo at least two surgeries, several weeks of intravenous therapy, as well as oral antibiotics. In Europe and Australia, two-stage revision is less common and the strategy is to debride and treat with intravenous vancomycin and oral rifampin for one to four weeks followed by oral rifampin plus fusidic acid for three months to one to two years. Other oral antibiotics have been used with less success. In the U.S., the debride and retention method is less often used in PJI patients, but when used in these patients, chronic suppression is used for years with a combination of intravenous and oral antibiotics and the treatment is often a failure. According to Data Monitor, physicians indicate that safety is a significant factor for them in choosing antibiotic therapy for osteomyelitis and prosthetic joint infections because the population of patients receiving prosthetic joints tends to be older and the treatment duration is longer. As a result, we believe there is a significant opportunity for a treatment for prosthetic joint infection that is effective against staphylococci, including MRSA, and can be used safely on a long-term basis. Outside of the U.S., fusidic acid has been used successfully in combination with rifampin to achieve high cure rates in selected patients with prosthetic joint infections, without requiring replacement of the prosthesis. In a recent review of clinical experience at an Australian teaching hospital, as well as in the Swiss teaching hospital, treatment of staphylococcal prosthetic joint infection with debridement, prosthesis retention, and oral fusidic acid and rifampin therapy achieved an approximately 88% treatment success rate at one year.

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

Taksta is an oral therapy for all types of S. aureus, including MRSA. The leading treatments for prosthetic joint infections and ABSSSI caused by MRSA are available only in IV formulations. Linezolid is the only drug currently approved for use against MRSA with an oral formulation. However, its use is associated with serious side effects and cannot be used in certain patient populations without additional monitoring. We believe our ongoing Phase 2 trial and other clinical studies and historical data on fusidic acid demonstrate that Taksta has the potential to be a safe and effective oral treatment for prosthetic joint infections and ABSSSI caused by

MRSA. We believe Taksta would enable physicians to treat patients not otherwise needing hospitalization on an outpatient basis, thereby reducing hospitalization costs and avoiding the unnecessary introduction of resistant bacteria into the hospital setting.

Taksta has a lower incidence of resistance due to our proprietary loading dose regimen. Our in vitro studies have shown that the reason for resistance to fusidic acid that was reported to occur during oral treatment outside the U.S. is that it was not dosed optimally. In addition, published studies of resistance during oral treatment with fusidic acid outside the U.S. conclude that the frequency of resistance is related to the lack of initial potency, which has been addressed in the past by combination therapy. Our innovative loading dose regimen, for which we received a U.S. patent in May 2013, minimizes the development of resistance by increasing the amount of drug initially delivered to the bacteria.

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

Table 6. Taksta Phase 2 Results: Clinical Response at the TOC.

Treatment Group
	Taksta		Linezolid
Population	No. of patients	Success rate, % (95% CI)	No. of patients	Success rate, % (95% CI)
Intent-to-treat (ITT)	67/78	85.9 (76.2-92.7)	73/77	94.8 (87.2-98.6)
Microbiological intent-to-treat (mITT)	52/59	88.1 (79.9-95.1)	54/58	93.1 (83.3-98.1)
Clinically evaluable (CE)	60/65	92.3 (83.0-97.5)	67/68	98.5 (92.1-100)
Microbiologically evaluable (ME)	48/50	96.0 (86.3-99.5)	48/49	98.0 (89.2-100)
S. aureus (ME)	46/48	95.8 (85.8-99.5)	47/48	97.9 (88.9-100)
MRSA (ME)	30/31	96.8 (83.3-99.9)	37/37	100.0 (90.5-100)
S. pyogenes (ME)*	1/1	100.0	2/2	100.0
Streptococcus agalactaie (ME)*	1/2	50.0	0	N/A
Beta-hemolytic streptococcus, other (ME)*	1/1	100.0	0	N/A

(*)	Types of beta-hemolytic streptococci.

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

Compassionate Use Data. We have treated one patient with severe chronic osteomyelitis under our FDA-approved compassionate use program with Taksta. This patient had been treated unsuccessfully with many known antibiotics over a period of two years and was scheduled for a leg amputation. After being treated with Taksta, the patient recovered and the large leg lesion healed; the patient was treated with Taksta for approximately two years.  In Canada, where fusidic acid tablets are available, a single patient with S. aureus infected prosthetic joints in both elbows following severe rheumatoid arthritis had failed on all possible oral medications and was scheduled for amputation of one arm. After treatment with higher doses than recommended in Canada and similar to our loading dose regimen, the arm was saved from amputation and the patient has continued on fusidic acid therapy for over four years to date.  These results, while encouraging, are preliminary, from a small number of patients and of limited value because they were not obtained in a controlled clinical trial. Furthermore, these results may not be predictive of our future trial results, including the result of our ongoing Phase 2 trial regarding prosthetic joint infections.

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

We used several European and Australian studies as the basis for our ongoing Phase 2 study design for Taksta for the treatment of prosthetic joint infections. The study was published in 2007 by the European Society of Clinical Microbiology and Infectious Diseases. Between 1998 and 2003, 20 patients in St. Vincent’s Hospital, a teaching hospital in Melbourne, Australia, were treated for staphylococcal prosthetic joint infection with debridement, prosthesis retention, and IV antibiotic followed by oral fusidic acid and rifampin. Of the patients, 13 had hip joint replacements and seven had knee joint replacements. The median duration of IV treatment was 12 days, the median duration of hospitalization was 20 days and the median duration of oral treatment was 12 months. Two patients reported nausea that was severe enough to require a change of treatment. Two patients reported transient nausea, but continued treatment. No hepatotoxicity was reported. There was no evidence of treatment failure for 18 patients and 16 patients retained their original prosthesis without any evidence of infection after 26 months of follow-up. The cumulative success of treatment after one year was approximately 88%. In a retrospective study of patients with MRSA orthopedic device-related infection in Geneva University Hospitals between 2000-2008, of 41 patients with a median follow up of 391 days, 18 patients experienced treatment failure, involving MRSA persistence or recurrence (Ferry et al., 2010) while none of the 12 patients who received a rifampin-fusidic acid combination therapy followed by intravenous vancomycin and oral rifampin therapy experienced treatment failure.

Lautenbach et al. [1975] measured serum and bone fusidic acid concentrations (by agar plate diffusion methods using a susceptible bacterial strain) in 36 patients with chronic osteomyelitis during the course of therapy; bone concentrations of active drug ranged from 1 to 15 µg/g, measured at approximately nine hours after last oral dose (in most cases, 20 to 40 mg/kg/day, divided TID). Hierholzer et al. [1966, 1974] measured bone and soft tissue concentrations at three to six hours after last oral dose (500 mg TID dosing for at least five days) in a series of patients with osteomyelitis and found fusidic acid concentrations of 2 to 15 µg/g in bone and 4 to 17 µg/g in soft tissue. A second group of patients studied by the same group were administered fusidic acid (500 mg TID, orally) for five to thirteen days prior to surgery for non-infected bone disease; concentrations of fusidic acid in bone were on average up to two times higher than those observed in patients with osteomyelitis, and mean concentrations ranged from 46% to 94% of those observed in serum. Chater, et al. [1972] reported fusidic acid concentrations in bone and serum from seven adult patients treated with 500 mg TID oral fusidic acid for osteomyelitis; concentrations of fusidic acid in bone were similar to those described above, and ranged from 4% to 72% of serum concentrations, with consistently higher soft tissue concentrations (ranging from 20% to >100% of serum concentrations). In summary, oral fusidic acid dosing was found to achieve drug concentrations at the infected bone and joint site that were associated with effective treatment of osteomyelitis across a number of studies.

Rifampin has emerged as a critical antibiotic in the treatment of prosthetic joint infection, attributed to its unique ability to penetrate and disperse biofilms. In a landmark study, Zimmerli and colleagues [Zimmerli 1998] demonstrated the important role of rifampin in the effective treatment of prosthetic joint infection when used in combination with initial IV therapy (vancomycin or flucloxacillin) and follow-on oral antibiotic therapy (ciprofloxacin). In that trial, patients with stable implants and a short duration of infection were effectively treated with the debride and retain strategy, with success in 100% of evaluable patients who received a three to six month course of ciprofloxacin/rifampin therapy. There were no MRSA infections in the study population. Drancourt et al. [1997] demonstrated equivalent efficacy of oral fusidic acid/rifampin to oral ofloxacin/rifampin in a randomized trial of therapy in prosthetic joint infection cases treated with the debride and retain strategy. In a third report of clinical experience with fusidic acid plus rifampin for orthopedic device related infection (comprised principally of joint prostheses and internal fixation devices), Ferry et al. [2010] reported clinical success in 12 of 12 patients. In our ongoing Phase 2 trial for treatment of prosthetic joint infection, Taksta will be co-administered with rifampin, which is believe to further decrease resistance development.

Ongoing and Planned Clinical Trials

We are testing Taksta in two-stage revision treatment of PJI, as this is the standard of care in the U.S. In our ongoing Phase 2 trial, the infected joint will be removed, cultured, a spacer inserted and the patients will then be randomized to either intravenous vancomycin only for three to four days, followed by oral rifampin and Taksta for six weeks in the study arm or an intravenous standard of care for six weeks in the comparator arm.  The primary end-point is bacteriologic cure at 12 weeks, at the time the second prosthesis is introduced. The secondary end points are retention of the joint for three to six months and safety. Long-term monitoring for infection relapse or recurrence will continue for the subsequent two years. This study is expected to be conducted in 50 patients with hip or knee PJIs, and the intent is to show non-inferiority to the standard of care for efficacy and to show that two oral drugs can replace an intravenous drug for four to six weeks of treatment. Success in this study could demonstrate a pharmacoeconomic advantage to patients, payers and hospitals, while improving the quality of life.  We also have a compassionate use program for those PJI patients where two-stage revision is not possible or necessary. Such a study would replicate the use of fusidic acid overseas and could provide even greater pharmacoeconomic advantages.

We began the open-label Phase 2 trial of Taksta in patients with prosthetic joint infections in December 2012.  Based on discussions with the FDA, we revised the protocol to clarify interpretation of end points and expedite trial enrollment. There is no FDA guidance for developing antibiotics for treating PJI, and we designed a Phase 2 trial with a clear endpoint that compares vancomycin, which is the standard of care, to oral fusidic acid and rifampin. Currently, there are 14 sites in the U.S. and additional sites are expected. Although the Phase 2 trial continues to enroll, we believe we have met our primary objectives of the Phase 2 trial, namely safety and efficacy, to determine the study design and dose of our planned Phase 3 trial. We plan to submit the proposed Phase 3 trial protocol to the FDA in early 2014 and discuss our strategy with the FDA in the first half of 2014 in a Type C meeting.

While we previously completed a successful end of Phase 2 meeting with the FDA for Taksta in ABSSSI, at this time, we do not intend to pursue Taksta as a treatment for ABSSI.

Earlier Stage Pipeline Programs

Our earlier stage programs include developing other uses for solithromycin and Taksta, as well as the development of newly discovered compounds as antibiotics and for the treatment of other diseases.

Solithromycin. In the future we may pursue secondary indications for solithromycin to treat other respiratory tract infections such as pharyngitis, sinusitis and chronic bronchitis, as well as other infectious diseases such as infections in CF patients, otitis media (middle ear infection), Helicobacter gastritis, malaria, tuberculosis, eye infections and COPD. Of these additional indications, we are currently most interested in COPD and CF infections. In COPD, older macroldies are used, because of their anti-inflammatory properties, to lower the dose of steroids. Solithrormycin has demonstrated anti-inflammatory properties and we plan to test it in a small group of COPD patients.

In CF, the second most common bacteria that infects the lung is S. aureus, against which solithromycin has demonstrated activity. In addition, our pre-clinical work suggests that solithromycin is likely to have greater anti-inflammatory properties than azithromycin, which is commonly used in CF patients for its anti-inflammatory properties. Solithromycin has also been demonstrated to have in vitro activity against enterocci, including vancomycin resistant enterocci (VRE).

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

Other Research Programs. Shortly after our inception, we entered into a collaborative research and development and license agreement with Optimer Pharmaceuticals, Inc., or Optimer, which was acquired by Cubist Pharmaceuticals, Inc. in October 2013. The license agreement gives us exclusive access to a library of over 500 macrolide compounds, which we have further expanded through our own discovery efforts. Macrolides are complex structures which can be chemically modified to eliminate their antibacterial activities. We intend to use our proprietory macrolide technology platform to develop drugs with no antibiotic effect and replace off-label use of older macrolides in inflammatory conditions and other indications such as diabetic gastroparesis. Several compounds have been identified through our screening programs that could potentially address therapeutic needs in the areas of inflammation, diabetic gastroparesis and cancer.

We are conducting pre-clinical studies for the use of macrolides in treating diabetic gastroparesis, which is related to a lack of neural response in the gastrointestinal tract of diabetic patients, and gastroesophageal reflux disease, or GERD, both likely to be helped by addressing motilin function. Motilin is a naturally occurring peptide that causes the stomach to contract to initiate the migratory motor complex that empties the stomach.  Erythromycin and related antibiotics have known activity as motilin agonists. Through our discovery program, we have selected a lead candidate that is active in the motilin receptor binding assay, functional assays using cloned human motilin receptor in mammalian cells, as well as in rabbit duodenal strip contraction assays. These compounds have been optimized for pharmacokinetic properties and oral bioavailability and are in pre-clinical development.

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

Solithromycin. We expect to be actively engaged in the commercialization process during 2014.  This will include commercial assessments and forecasts of key markets, product uptake and penetration studies, pricing and reimbursement research and sales force sizing scenarios. We intend the solithromycin opportunity to be maximized by having a hospital-based sales force, a specialty sales force and a primary care sales force. We believe we could build a sales force to sell directly to the hospital market or in select specialty care markets. A large pharmaceutical company with an established commercial organization may be better positioned to maximize solithromycin sales in the primary care market. There may be an opportunity to partner with a large pharmaceutical company in a manner that enables us to retain either promotion or co-promotion rights in certain markets, such as the hospital market.

We believe solithromycin represents an attractive commercialization opportunity outside the U.S. and we plan to seek commercial partners in selected regions as appropriate. To that end, in May 2013, we entered into a license agreement with Toyama whereby we licensed to Toyama the exclusive right to make, use and sell any product in Japan that incorporates solithromycin as its sole API for human therapeutic uses, other than for ophthalmic indications or any condition, disease or affliction of the ophthalmic tissues. Toyama also has a nonexclusive license in Japan and certain other countries to manufacture or have manufactured API for solithromycin for use in manufacturing such products, subject to limitations and obligations of the concurrently executed supply agreement discussed below. In addition, Toyama has granted us certain rights to intellectual property generated by Toyama under the license agreement with respect to solithromycin or licensed products for use with such products outside Japan or with other solithromycin-based products inside or outside Japan.

The Toyama license is part of our global development program.  We will receive all data and information developed by Toyama in all clinical trials and other studies required in Japan. This will add to our data base, and we expect be beneficial as we seek approval for solithromycin in markets outs die of the U.S. and Japan. While we licensed the rights to solithroymcin in Japan to Toyama, we retain the rights to develop it elsewhere in the world.

We also plan to conduct the necessary trials to establish the utility of solithromycin for the treatment of a broader variety of respiratory and other infections including sinusitis, bronchitis and other forms of pneumonia, and plan to align our commercial strategy with the product life cycle plan accordingly.

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

Competition

Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Many of our potential competitors have substantially greater financial, technical and human resources than we do and significantly more experience in the discovery, development and regulatory approvals of products, and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render solithromycin, Taksta or any other product candidates that we become obsolete or non-competitive before we can recover the expenses of developing and commercializing any product candidates. We anticipate that we will face intense and increasing competition as new drugs enter the market, as advanced technologies become available and as generic forms of currently branded drugs become available. Finally, the development of new treatment methods for the diseases we are targeting could render our drugs non-competitive or obsolete.

In many cases, however, we believe that competition often will be determined by antibiotic class and any limitations of that antibiotic class in general, and the antibiotic in particular, in treating a particular disease or population.  We believe that the key competitive factors that will affect the development and commercial success of solithromycin, Taksta and any other product candidates that we develop are efficacy, safety and tolerability profile, convenience in dosing, price and reimbursement.

We anticipate that, if approved, solithromycin will compete with other antibiotics that demonstrate CABP activity. These include well established, widely prescribed drugs, including generic versions, such as azithromycin, clarithromycin, moxifloxacin, levofloxacin, linezolid and ceftriaxone. Among macrolides, azithromycin (Zithromax, Z-Pak) is the class leader, and a generic drug.  Azithromycin is available as oral tablets, lyophilized vials for intravenous and a powder for suspension, which has allowed dosing of all age groups and has been used broadly including for simple respiratory tract infections and in combination with ceftriaxone to treat CABP.  Azithromycin and other macrolides are used broadly in COPD for their anti-inflammatory properties to lower the dose of steroids, in bacterial urethritis to treat gonorrhea and Chlamydia infections, and many other infections. Azithromycin is among the most widely used antibiotics. Ceftaroline was approved in CABP, but only the intravenous formulation is available; no oral or powder for suspension for pediatric use is available. For intravenous use in CABP, ceftaroline must be co-administered with azithromycin or another macrolide because it does not provide adequate coverage for atypical bacteria, such as Legionella or Mycoplasma.  Patients can stay in the hospital for IV therapy or be discharged on a different, lower potency second generation cephalosporin. Ceftobiprole has failed to get approval in the U.S. and is being evaluated in Europe for CABP. However, it is very similar to ceftaroline in being available for intravenous use.  Novaxel’s pleuromutilin analog was licensed to Forest Laboratories and returned to them recently. This product could potentially be developed in CABP, but could be cross resistant with the oxazolidinones and chloramphenicol, binding to the same cfr site on the bacterial ribosome, thus potentially having limited ability to fight resistance. We are not aware of any other drugs in development for CABP currently; to our knowledge, the majority in development are being developed for ABSSI and for hospital acquired pneumonia, or HAP.  Fluoroquinolones, such as levofloxacin and moxifloxacin, could be used in CABP and are available in oral and IV formulations. They are not approved for pediatric use because of safety. Levofloxacin is now generic and because of its lower potency, its use in CABP has been taken over by the branded moxifloxacin (Avelox). Fluoroquinolones are known for several undesirable effects such as tendonitis, achilles tendon rupture, C. difficile colitis, and hepatotoxicity and central nervous system side effects. These adverse events limit the use of these drugs in CABP.  In the area of bacterial urethritis, gonococcus has become resistant to older macrolides and other drugs and only intramuscular ceftriaxone is currently available for treating these patients. A fluoroquinolone is under development for gonorrhea by Melinta Therapeutics, Inc. but has not been tested in a Phase 2 trial yet.  Gonorrhea also has shown resistance to fluoroquinolones.

We anticipate that, if approved, Taksta will compete with other antibiotics that demonstrate MRSA activity. These include well established, widely prescribed drugs, including generic versions, such as vancomycin, linezolid, daptomycin, tigecycline and ceftaroline. Among these, intravenous vancomycin is the standard of care. There is no approved oral or intravenous antibiotic for use in PJI. Daptomycin, which is also available for intravenous use only, was tested in PJI and not shown to have an advantage over vancomycin. It is not approved for this indication, but is used in some patients who do not tolerate vancomycin IV.  Linezolid is useful for short term oral use but is not approved for PJI and is not approved for chronic oral use. Tedizolid and other oral antibiotics in development are not being tested for chronic use.

Intellectual Property

Due to the length of time and expense associated with bringing new products to market, biopharmaceutical companies have traditionally placed considerable importance on obtaining and maintaining patent protection for significant new technologies, products and processes. solithromycin is a new chemical entity developed from the macrolide library of compounds licensed from Optimer (now owned by Cubist) and is covered by a series of patents and patent applications, which claim, among other things, the composition of matter of solithromycin. The original patents covering the composition of matter for fusidic acid have expired. Our proprietary position for Taksta has two bases. For prosthetic joint infections, if Taksta is the first fusidic acid product approved by the FDA, it would be a new chemical entity, or NCE, and would receive five years of data exclusivity under the Hatch-Waxman Act, which would be increased to 10 years under the GAIN Act. Taksta was awarded orphan drug status for prosthetic joint infections, which, it approved by the FDA would extend the first exclusivity period to seven years which, together with the five years granted under the GAIN Act, would provide 12 years statutory exclusivity. In addition, we expect that Taksta would also be eligible for pediatric exclusivity.  Our loading dose regimen, which received a U.S. patent in May 2013, provides patent protection to 2029.

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

Most of our portfolio consists of intellectual property that we own ourselves or that we exclusively license from Optimer (now owned by Cubist). The intellectual property licensed from Optimer primarily relates to solithromycin and related compounds, and to other macrolide and ketolide compounds. Internally, we typically develop those compounds further and refine them to determine commercial applicability.

We have applied, and are applying, for patents directed to our three main areas of focus: (1) macrolide and ketolide antibiotics, (2) fusidic acid antibiotics, and (3) macrolides and ketolides for non-antibiotic uses, both in the U.S. and, when appropriate, in other countries. As of December 31, 2013, our owned and in-licensed patent portfolio consisted of two issued patents in the U.S., and approximately 40 other patent applications pending worldwide.

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

With respect to fusidic acid, we are developing a strategy to increase the breadth of our fusidic acid coverage in the U.S., Europe, and Asia. We have filed patent applications covering fusidic acid in the U.S. and as Patent Cooperation Treaty, or PCT, international patent applications. The fusidate sodium chemical entity itself is a compound which is no longer subject to composition of matter patents in the U.S. Therefore, our pending patent applications claim new dosing protocols and uses of fusidic acid, and new formulations and packaging. In May 2013, we received a U.S. patent, and have filed a related patent application under the Patent Cooperation Treaty on the novel loading dose regimen that has been developed to overcome pre-existing limitations on a broader, more effective use of fusidic acid in the treatment of bacterial infections, including infections not previously considered to be susceptible to fusidic acid, like urethritis, and for new formulations of fusidic acid for direct bronchial and pulmonary delivery. We have also filed patent applications in the U.S. covering new formulations and packaging of fusidic acid dosage units to overcome the storage limitations of fusidic acid. Each of these applications is also eligible for international patent protection.

Our U.S. patent portfolio for Taksta consists of the loading dose regimen, U.S. Patent No. 8,450,300 entitles “Fusidic Acid Dosing Regimens for Treatment of Bacterial Infections.”

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

Further, we seek trademark protection in the U.S. and internationally where available and when appropriate. We have a registered trademark in the U.S. for the CEMPRA mark, which we use in connection with our pharmaceutical research and development services, and which we plan to use with our proposed products. We also have received Notices of Allowance from the U.S. Patent and Trademark Office for the TAKSTA, STRAFEX, and STAFREL marks. We plan to use the TAKSTA mark with our proposed sodium fusidate product. The remaining marks may be used with the sodium fusidate product or other proposed products.  Because solithromycin will be used as monotherapy in our Phase 3 trials for CABP, we have selected the trial name of “Solitaire”.

Collaborations and Commercial Agreements

Optimer Pharmaceuticals, Inc (now owned by Cubist Pharmaceuticals). In March 2006, we entered into a Collaborative Research and Development and License Agreement with Optimer, a biotechnology company focused on discovering, developing and commercializing innovative anti-infective products. Under this agreement, we obtained access to a library of over 500 macrolide compounds, including solithromycin. Optimer was acquired by Cubist in October 2013.  Optimer granted us an exclusive license to these compounds in all countries of the world except ASEAN countries, with the right to sublicense, under Optimer’s patents and know-how related to certain macrolide and ketolide antibiotics and related proprietary technology. The exclusivity of our license is potentially subject to the U.S. government’s right to obtain a non-exclusive, irrevocable, royalty-free, paid-up right to practice and have practiced certain patents worldwide. As partial consideration for granting us such license, we issued shares of our common stock to Optimer. We also have an obligation to make additional payments upon achievement of specified development, regulatory and commercialization milestones. The aggregate amount of such milestone payments we may need to pay is based in part on the number of products developed under the agreement. The aggregate amount would be $27.5 million if four products are developed and gain FDA approval. Additional limited milestone payments would be due if we develop more than four products. In July 2010 and July 2012, we made $0.5 million and $1.0 million milestone payments, respectively to Optimer after our successful completion of the Phase 1 and Phase 2 trials for oral solithromycin, respectively. We are also obligated to make tiered, mid-single-digit royalty payments to Optimer based on annual net sales of licensed products outside the ASEAN countries, which royalties are subject to reduction in the event additional licenses are obtained from third parties in order to practice our rights under the agreement and/or we are required to grant a compulsory license to a third party.

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

Toyama Chemical Co., Ltd.  On May 8, 2013, we entered into a license agreement with Toyama whereby we licensed to Toyama the exclusive right, with the right to sublicense, to make, use and sell any product in Japan that incorporates solithromycin as its sole API for human therapeutic uses, other than for ophthalmic indications or any condition, disease or affliction of the ophthalmic tissues. Toyama also has a nonexclusive license in Japan and certain other countries, with the right to sublicense, to manufacture or have manufactured API for solithromycin for use in manufacturing such products, subject to limitations and obligations of the concurrently executed supply agreement discussed below. Toyama has granted us certain rights to intellectual property generated by Toyama under the license agreement with respect to solithromycin or licensed products for use with such products outside Japan or with other solithromycin-based products inside or outside Japan.

As consideration for the execution of the license agreement, Toyama paid us an upfront payment of $10.0 million. Toyama is also obligated to pay us up to an aggregate of $60.0 million in milestone payments, depending on the achievement of various regulatory, patent, development and commercial milestones. Under the terms of the license agreement, Toyama must also pay us a royalty equal to a low-to-high first double decimal digit percentage of net sales, subject to downward adjustment in certain circumstances.

The term of the license agreement (and the period during which Toyama must pay royalties under the license agreement) will end, on a product-by-product basis, at the later of: (i) such time as no patent rights under the agreement cover a particular licensed product in Japan; (ii) 15 years after such product is first launched in Japan, or (iii) the first commercial sale in Japan by a third party of a generic equivalent of such licensed product.

Toyama may terminate the license agreement (i) at any time, with or without cause, upon advance notice to us, (ii) upon the occurrence of any serious adverse effect in any human clinical trial of any licensed product that would significantly impact the long term commercial viability of a licensed product in Japan, or (iii) upon our failure to obtain the issuance of certain patents or file for U.S. regulatory approvals by certain dates, or to continue certain key clinical trials. We may terminate the license agreement if Toyama or any of its sublicensees is convicted of a felony relating to the development, manufacture, use, marketing, distribution or sale of a licensed product, or upon Toyama’s failure to (i) initiate certain clinical trials in Japan by certain dates, (ii) obtain regulatory approval in Japan within a certain period of completing certain clinical trials in Japan, (iii) launch and commercialize approved licensed products in Japan within a certain period of approval, (iv) use commercially reasonable efforts to market and sell licensed products, or (v) achieve expected benchmarks for net sales of licensed products. Either party may terminate the license agreement due to the other party’s insolvency or for uncured material breach.

As part of the license agreement, Toyama and we also entered into a supply agreement, whereby we will be the exclusive supplier (with certain limitations) to Toyama and its sublicensees of API for solithromycin for use in licensed products in Japan, as well as the exclusive supplier to Toyama and its sublicensees of finished forms of solithromycin to be used in Phase 1 and Phase 2 clinical trials in Japan. Pursuant to the supply agreement, Toyama will pay us for such clinical supply of finished product and all supplies of API for solithromycin for any purpose, other than the manufacture of products for commercial sale in Japan, at prices equal to our costs. All API for solithromycin supplied by us to Toyama for use in the manufacture of finished product for commercial sale in Japan will be ordered from us at prices determined by our manufacturing costs, and which may, depending on such costs, equal, exceed, or be less than such costs. The supply agreement will continue until the expiration or termination of the license agreement. Either party may terminate the supply agreement for an uncured material breach or in the event of insolvency of the other party, with Toyama’s right to terminate for our breach subject to certain further conditions in the case of our failure to supply API for solithromycin or clinical supply.

Biomedical Advanced Research and Development Authority.  On May 24, 2013 we entered into an agreement with the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services, or BARDA, for the evaluation and development of solithromycin for the treatment of bacterial infections in pediatric populations and infections caused by bioterror threat pathogens, specifically anthrax and tularemia.

The agreement is a cost plus fixed fee development contract, with a base performance segment valued at approximately $17.7 million, and four option work segments that BARDA may request in its sole discretion. If all four option segments are requested, the cumulative value of the agreement would be approximately $58 million. Three of the options are cost plus fixed fee arrangements, while the second to last option is a cost sharing arrangement for which we would be responsible for a designated portion of the costs associated with that work segment. The estimated period of performance for the base performance segment is May 24, 2013 through May 23, 2015. If all option segments are requested, this estimated period of performance would be extended until approximately May 23, 2018.

Activities to be conducted for the base performance include, among other things, toxicology studies, pharmacokinetics and pharmacodynamics studies, safety studies, animal model efficacy studies, activities to develop a powder for suspension formulation, and select chemical synthesis activities. In the event that BARDA requests one or more of the option work segments, optional activities to be conducted would include, among other things, additional efficacy studies, Phase 1 and Phase 2/3 clinical studies, dose determination studies and filing of new drug applications. BARDA may terminate this agreement upon our uncured default in our performance of the agreement or at anytime if the contracting officer determines that it is in the government’s interest to terminate the agreement.

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

In July 2013, we entered into a development and supply agreement with Hospira Worldwide Inc., or Hospira, whereby Hospira will assist us in the development of an IV form of solithromycin (in glass vials) and will provide our supply of that product for development purposes. If we receive regulatory approval for such form of solithromycin, we will purchase from Hospira at least 80% of our requirements of such product for commercial sale as a human pharmaceutical product in the U.S., the European Union, Canada, Norway and Switzerland (the “Territory”). We will pay one price for clinical supplies of solithromycin and another price for commercial supplies. Beginning in 2014, Hospira may increase the price of the product for commercial use once annually by the increase in Hospira’s manufacture of the product or the annual increase of a specified inflation index. The per unit price of our commercial supply will decrease if we purchase specified volumes in a given year. Additionally, we will pay Hospira certain development fees, with specified amounts becoming payable at defined stages of the development of the product.  Each year during which we sell the product, we are required to purchase a specified minimum percentage of our forecasted amount of product required for that year. We must supply Hospira at no cost the active pharmaceutical ingredient for the product. If Hospira fails to supply a specified percentage of product, we may purchase all or a portion of our requirements of the product from an alternative supplier until Hospira remedies the supply failure.  Unless earlier terminated, the agreement will remain in effect until the end of the third year after the first commercial sale of the product in the Territory. Thereafter, the agreement will automatically renew for an indefinite period. Beginning one year after the first commercial sale of the product in the Territory, either party may terminate the agreement at will upon 24 months’ notice. Prior to the completion of the development of the product or the submission of an application for regulatory approval in the Territory, either party may terminate the development project or the agreement if such party determines the development of intravenous solithromycin under the agreement is not clinically, commercially or technically feasible.

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

We believe that both solithromycin and Taksta will benefit from the marketing incentives of the GAIN Act, enacted in 2012. This legislation rewards a Qualified Infectious Disease Product with five years of additional exclusivity (added to the five years of Hatch-Waxman exclusivity) when its NDA is approved. Pursuant to the GAIN Act, in 2013, the FDA designated each of the oral and IV formulations of solithromycin as a QIDP for the indication of CABP, which was designated a qualified infections disease pathogen by the FDA in 2013.  The NDA also receives priority review, which reduces the standard 12-month review time by four months. The FDA has designated each of oral and intravenous solithromycin as a QIDP for the indication of CABP, and also has designated the oral form as a QIDP for the treatment of uncomplicated gonococcal infections.

Fusidic acid has been approved for oral use in many countries, including Western countries, outside the U.S. for more than three decades to treat ABSSSI, as well as other types of infections caused by staphylococci and ß-hemolytic streptococci, but it has never been approved in the U.S. This is because of the general lack of intellectual property protection that was available for the molecule until recently. Significant patent protection expired in the 1980’s, and antibiotics were not eligible for Hatch-Waxman Act data exclusivity, which affords a five-year period of data exclusivity upon approval of a new chemical entity, or NCE, in the U.S. In November 1997, the FDA Modernization Act, or FDAMA, repealed section 507 of the Federal, Food, Drug, and Cosmetic Act, or FDCA, under which marketing applications for antibiotics were previously approved. This law made antibiotics, like other drugs, eligible for Hatch-Waxman Act exclusivity. However, fusidate/fusidic acid was the subject of a marketing application received by FDA under Section 507 of the FDCA before November 21, 1997, the effective date of FDAMA. Antibiotics for which marketing applications were submitted before that date, even if the application was not approved, as was the case with fusidic acid, are known as “old” antibiotics. Old antibiotics were not eligible for the exclusivity provisions afforded by FDAMA. Consequently, although fusidic acid had never been approved in the U.S., as an old antibiotic, it was not eligible for the five-year NCE exclusivity. The passage of Public Law (PL) 110-379 on October 8, 2008, allowed old antibiotics such as fusidic acid to obtain five-year NCE exclusivity upon NDA approval, thereby making development of fusidic acid for the U.S. feasible. In response to our question based on unclear language in PL 110-379 regarding other exclusivities, we received notification from the FDA in January 2011 that old antibiotics such as fusidic acid would also be eligible for orphan and pediatric exclusivity. In October 2013, the FDA granted orphan drug designation for fusidic acid for the treatment of PJI. In December 2013, PJI was classified as a very rare disease by the National Institutes of Health, or NIH.   In addition, the GAIN Act extends the NCE data exclusivity period for QIDPs such as fusidic acid from five years to 10 years. Finally, our loading dose regimen, which received a U.S. patent in May 2013, provides patent protection to 2029.

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

E.U. member states require both regulatory clearances by the national competent authority and a favorable ethics committee opinion prior to the commencement of a clinical trial. Under the E.U. regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, conducted by the EMA, provides for the grant of a single marketing authorization that is valid for all E.U. member states. The centralized procedure is compulsory for medicines produced by certain biotechnological processes, products with a new active substance indicated for the treatment of certain diseases such as neurodegenerative disorder or diabetes and products designated as orphan medicinal products and optional for those products which are highly innovative or for which a centralized process is in the interest of patients. The decentralized procedure of approval provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state, known as the reference member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials (draft summary of product characteristics, draft labeling and package leaflet) to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all member states.

We have presented to and received feedback from several E.U. member countries regarding our plan to submit an MAA to the EMA.  As part of this, we have submitted a PIP to the EMA for the suspension formulation of solithromycin to treat CABP in pediatric patients.

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

We have two subsidiaries, Cempra Pharmaceuticals, Inc. and CEM-102 Pharmaceuticals, Inc. Our primary executive offices are located at 6320 Quadrangle Drive, Suite 360, Chapel Hill, NC 27517-8149, and our telephone number is (919) 313-6601. Our website address is http://www.cempra.com. The information contained in, or that can be accessed through, our website is not part of this report.

Employees

As of February 20, 2014, we had 38 employees, 15 of whom hold Ph.D. or M.D. degrees. Twenty eight of our employees were engaged in research and development activities and ten were engaged in support administration, including business development and finance. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

•	while we have a pathway based on an end of Phase 2 meeting, there can be no assurance that the FDA will not change its position and require additional trials based on results;
•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from pre-clinical studies or clinical trials;
•	the FDA or comparable foreign regulatory authorities may not accept data generated at our clinical trial sites;
•	the FDA or comparable foreign regulatory authorities may fail to approve the clinical practices of the third party clinical research organizations, or CROs, we use for clinical trials; and
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

Clinical testing is expensive, can take many years to complete and its outcome is highly uncertain. Failure can occur at any time during the clinical trial process due to inadequate performance of a drug or inadequate adherence by patients or investigators to clinical trial protocols. Pursuant to FDA guidelines, new drugs must show non-inferiority or superiority to existing approved treatments. We have conducted our solithromycin for CABP clinical trials pursuant to proposed guidelines published by the FDA for drugs being developed for the treatment of CABP. To date, those clinical trials demonstrate solithromycin are comparable to current standard of care. However, because the number of patients in our Phase 2 trial for the oral formulation of solithromycin was small, our results were not powered to show, and did not show, statistical non-inferiority. If in our ongoing and any later clinical trials solithromycin fails to demonstrate safety and/or superiority or non-inferiority according to FDA guidelines, the FDA will not approve that product candidate and we would not be able to commercialize it, which will have a material adverse effect on our business, financial condition, results of operations and prospects.

Our ongoing and planned Phase 3 trials for solithromycin may be more expensive and time consuming than we currently expect. FDA regulations require two Phase 3 trials for any drug for which an NDA is submitted. Based on FDA guidance, we believe that we will only need to conduct one Phase 3 trial for oral solithromycin and one Phase 3 IV-to-oral trial because we believe we will have developed the necessary data to support our planned NDA and satisfy the FDA requirement. However, the FDA may disagree with our assessment and may require additional clinical data to support approval. Any expanded or additional trials, for whatever reason, would add to the time and cost of solithromycin’s development.

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

In particular, drugs being tested and/or developed for the treatment of CABP, including solithromycin, are subject to proposed guidelines published by the FDA in March 2009 (with new guidelines proposed in November 2011). We have conducted our clinical trials to date according to the standards established by these proposed guidelines, but we expect the FDA will revise the proposed guidelines for CABP before we submit our NDA for solithromycin. Any new proposed guidelines may require us to conduct additional clinical trials, re-run previously completed trials to gather data at different endpoints or according to different protocols, or otherwise materially alter our planned clinical development of solithromycin. Any such regulatory change may materially increase our costs, delay the completion of our clinical trials, and otherwise impact our ability to obtain regulatory approval for our product candidate. Furthermore, the FDA’s guidance documents are not binding on the FDA. As a result, the FDA may not accept the results of clinical trials we conduct even though they follow the FDA’s most recent guidance.

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

We were subject to such a delay in 2008 when the FDA placed a partial clinical hold on our Phase 2 clinical trial for oral solithromycin over concern about possible toxicity related to solithromycin. The FDA converted the partial clinical hold into a full clinical hold in April 2010. At the time, the FDA had concerns that solithromycin, as a fluoroketolide, may have similar toxicity issues as Ketek. While we addressed the FDA’s concerns and were allowed to proceed with the trial, which we successfully completed, the trial was delayed by approximately 12 months. While the FDA reviewed our overall development plan for solithromycin, either the oral or IV-to-oral Phase 3 clinical trial could be delayed for the reasons noted above.

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

We initiated, in December 2012, our Phase 2 clinical trial of Taksta for the treatment of prosthetic joint infections. While we have successfully completed a Phase 2 clinical trial comparing Taksta to linezolid for the treatment of ABSSSI the results of our completed Phase 2 trial for the treatment of ABSSSI were not powered to show, and did not show, statistical non-inferiority. Comparisons to results from other reported clinical trials, including our completed Phase 2 clinical trial for the treatment of ABSSSI, can assist in evaluating the potential efficacy of Taksta for the treatment of prosthetic joint infections; however, there are many factors that affect the outcome for patients in clinical trials, some of which are not apparent in published reports, and results from different trials often cannot be reliably compared. Therefore, there is no assurance that the results of any other trials we conduct for Taksta in the treatment of prosthetic joint infections will demonstrate safety and efficacy comparable to the results of trials conducted to date or will be sufficient to attain FDA approval.

We previously completed our end of Phase 2 meeting with the FDA for Taksta with respect to the treatment of ABSSSI. In October 2013, the FDA granted orphan drug designation to Taksta for the treatment of PJI. There is no published FDA guidance for clinical trials for PJI. Further, we need to determine the impact of the orphan drug designation on our clinical development plan and the planned clinical trial to support an NDA. Although the Phase 2 trial continues to enroll, we believe we have met our primary objectives of the Phase 2 trial, namely safety and efficacy, to determine the study design and dose of our planned Phase 3 trial. We intend to submit our planned clinical trial protocol to support an NDA submission for Taksta as a treatment for prosthetic joint infections with the FDA in early 2014 and plan to discuss the protocol with the FDA in the first half of 2014. If the Phase 2 trial data results are inadequate or the FDA believes that the plan is inadequate, it could delay or prevent our ability to receive regulatory approval or commercialize Taksta for the treatment of prosthetic joint infections.

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

We continue to have negative cash flows from operations since inception and might not be able to generate sufficient cash to service our existing indebtedness to Hercules Technology Growth Capital, Inc., the level of which indebtedness could have a material adverse effect on our business, financial condition, results of operations and prospects.

On December 20, 2011, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules, pursuant to which we borrowed $10.0 million. We must repay the indebtedness on or before December 1, 2015. In addition, at the time that the loan is either due or prepaid, we must pay Hercules a fee of $400,000. On May 31, 2013, we entered into an Amendment No. 2 to Loan and Security Agreement with Hercules, pursuant to which Hercules agreed to provide us with additional credit of approximately $5.2 million, which amount we borrowed at closing. We paid Hercules a facility charge of $250,000 at closing. We also received an extension through September 30, 2013 for borrowing the remaining $10.0 million available under the loan and security agreement dated December 20, 2011; we elected not to request any additional borrowing and let the option expire on September 30, 2013. In addition, at the earlier of the time the loan is prepaid, the time it is accelerated or June 1, 2017, we must pay Hercules a fee of $495,245. Our ability to make payments on this indebtedness depends on our ability to generate cash in the future. We expect to experience negative cash flow for the foreseeable future as we fund our operations and capital expenditures. There can be no assurance that we will be in a position to repay this indebtedness when due or obtain extensions of the maturity date. We anticipate that we will need to secure additional funding in order for us to be able to satisfy our obligations when due. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If that additional funding involves the sale of equity securities or convertible securities, it would result in the issuance of additional shares of our capital stock, which would result in dilution to our stockholders.

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

We need substantial amounts of cash to complete the clinical development of solithromycin and Taksta. Based on current assumptions and our estimates of costs and timelines for the development of solithromycin for the treatment of CABP and our existing cash and equivalents as of December 31, 2013, we expect that we have sufficient funds in hand to complete the enrollment of our two Phase 3clinical trials and to complete the two ancillary clinical studies currently expected to be necessary to support the planned NDA for solithromycin for the treatment of CABP. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our clinical trials may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect and we may be required to conduct additional trials requested by the FDA that could increase our costs significantly. We would also need to raise additional funds sooner if we choose to initiate clinical trials more rapidly than we presently anticipate or if we elect to conduct additional trials for alternate indications. In any event, the costs to develop solithromycin beyond our ongoing Phase 3 oral and IV-to-oral trials and Taksta beyond our ongoing Phase 2 trial will be significant and we will need to raise additional capital to continue those development activities to obtain regulatory approval of and to commercialize solithromycin and Taksta.

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

We do not currently have nor do we plan to build the infrastructure or capability internally to manufacture solithromycin or Taksta for use in the conduct of our clinical trials. In January 2013, we entered into an agreement with Wockhardt to supply the API and commercial supply for solithromycin. Wockhardt manufactures solithromycin according to our specifications under our proprietary rights. While we have the ability to develop alternate sources for solithromycin should Wockhardt be unable to supply our needs, we may not be able to negotiate an agreement with another source on acceptable terms, if at all. Similarly, in July 2013, we contracted with Hospira Worldwide, Inc., or Hospira, to provide us with clinical and commercial supplies of the intravenous form of solithromycin. If Hospira fails to supply a specified percentage of product to us, we may seek an alternate supplier. If Hospira were unable to provide our needed supply of intravenous solithromycin, we may not be able to negotiate an agreement with another source on acceptable terms, if at all.

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

If Wockhardt, Hospira, Ercros, or any alternate supplier of API or finished drug product for solithromycin or Taksta experiences any significant difficulties in its respective manufacturing processes, does not comply with the terms of the agreement between us or does not devote sufficient time, energy and care to providing our manufacturing needs, we could experience significant interruptions in the supply of solithromycin or Taksta, which could impair our ability to supply solithromycin or Taksta at the levels required for our clinical trials and commercialization and prevent or delay their successful development and commercialization. On June 20, 2012, the FDA issued a Warning Letter to Ercros, citing cGMP violations at the Ercros facility that manufactures the API for Taksta. Although some of the alleged violations may be related to products other than fusidic acid, the FDA’s issuance of a Warning Letter signifies Agency concerns with cGMP compliance at the Ercros facility. We believe Ercros is actively working with FDA to resolve these issues. However, if Ercros is unable to satisfactorily address the FDA’s concerns in a timely manner, the FDA may take further enforcement actions that could significantly jeopardize our supply of Taksta API for use in clinical trials or later commercialization. For example, the FDA might issue an import alert, which could preclude us from importing Taksta API manufactured at the Ercros facility. Particularly in light of the unavailability of alternative suppliers for Taksta API, this could significantly impact our ability to develop and commercialize Taksta.

Similarly, one of two facilities in India at which Wockhardt produces API for solithromycin was audited by the Medicines and Healthcare Products Regulatory Agency, or MHRA, the regulatory agency of Great Britain, took issue with Wockhardt’s practices at the plant and as a result the capsules of solithromycin produced at that plant could not be imported into Europe.  We had product on hand and also have reformulated capsules, but the incident caused a several month delay in having drug available for our Phase 3 oral solithromycin trials in Europe, which, however, was planned to be in advance of the onset of flu season in Europe so the delay had minimal impact on the trial timeline.  However, similar experiences could occur with more significant impact on our development program for solithromycin.

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

In March 2006, we entered into a Collaborative Research and Development and License Agreement with  Optimer Pharmaceuticals, Inc., or Optimer (now owned by Cubist Pharmaceuticals, Inc.), pursuant to which we acquired an exclusive license to certain patent applications and other intellectual property related to a series of compounds, including solithromycin, to develop and commercialize licensed products outside of the Association of South East Asian Nations, or ASEAN, countries (Brunei Darussalam, Cambodia, Indonesia, Laos, Malaysia, Myanmar (Burma), the Philippines, Singapore, Thailand and Vietnam). We have an obligation to make additional payments upon achievement of specified development, regulatory and commercialization milestones. The aggregate amount of such milestone payments we may need to pay is based in part on the number of products developed under the agreement. The aggregate amount (including our two milestone payments to date) would be $27.5 million if four products are developed and gain FDA approval. Additional limited milestone payments would be due if we develop more than four products. We will also pay tiered mid-single-digit royalties based on the amount of annual net sales of solithromycin (or related licensed compounds), if and when approved by regulatory authorities. We have already paid a $0.5 million milestone in 2010 and a $1.0 million milestone in 2012 upon completion of our discussions with the FDA for the protocol for our pivotal Phase 3 trial for oral solithromycin. Optimer can elect to receive certain milestone payments in cash or in shares of our common stock having an equivalent fair market value. The timing of our achievement of these events and corresponding milestone payments to Optimer is subject to factors relating to the clinical and regulatory development and commercialization of solithromycin (or related licensed compounds), many of which are beyond our control. We may become obligated to make a milestone payment when we do not have the cash on hand to make such payment, which could require us to delay our clinical trials, curtail our operations, scale back our commercialization and marketing efforts or seek funds to meet these obligations on terms unfavorable to us. If we were unable to make a milestone payment, we would be in material breach of the agreement, in which event Optimer could terminate the agreement, which would result in the loss of our rights to develop and commercialize solithromycin, which would seriously harm our ability to generate revenues or achieve profitability.

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

If approved, both solithromycin and Taksta will face competition from currently commercially available antibiotics, as well as any competing products that may be developed in the future. In July 2012, the United States Congress passed, and President Obama signed, the Food and Drug Administration Safety and Innovation Act, which included the Generating Antibiotic Incentives Now Act, or the GAIN Act. The GAIN Act is intended to provide incentives for the development of new, qualified infectious disease products. These incentives might result in more competition in the market for new antibiotics and might cause pharmaceutical and biotechnology companies with more resources than we have to shift their efforts towards the development of products that could be competitive with our product candidates. Existing approved products that will compete with solithromycin include azithromycin (sold under the brand name Zithromax ®  by Pfizer Inc. and available as a generic), clarithromycin (sold under the brand name Biaxin ®  by Abbott Laboratories and available as a generic), moxifloxacin (sold under the brand name Avelox ®  by Bayer AG), levofloxacin (sold under the brand name Levaquin by Johnson & Johnson and available as a generic), linezolid (sold under the brand name Zyvox by Pfizer Inc.), ceftriaxone (sold under the brand name Rocephin ®  by F. Hoffman-La Roche Ltd and available as a generic) and ceftaroline (sold under the brand name Teflaro ®  by Forest Laboratories, Inc.). Existing approved products that will compete with Taksta include vancomycin (available as a generic), linezolid (sold under the brand name Zyvox by Pfizer Inc.), daptomycin (sold under the brand name Cubicin by Cubist Pharmaceuticals, Inc.), quinupristin/dalfopristin (sold under the brand name Synercid ®  by Sanofi-Aventis and Monarch Pharmaceuticals, Inc.), tigecycline (sold under the brand name Tygacil ®  by Pfizer Inc.), telavancin (sold under the brand name Vibativ ®  by Theravance, Inc. and Astellas Pharma, Inc.) and ceftaroline (sold under the brand name Teflaro by Forest Laboratories, Inc.). Generic antibiotics are typically sold at lower prices than branded antibiotics and are generally preferred by managed care providers of health services.

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

Despite our efforts to retain valuable employees, members of our management, scientific and medical teams may terminate their employment with us on short notice. While we have an employment agreement with our Chief Executive officer, Prabha Fernandes, we do not have employment agreements with Mark W. Hahn, our Chief Financial Officer or any other employee. As a result, all employees other than Dr. Fernandes are employed on an at-will basis, which means that any of these employees could leave our employment at any time, with or without notice, and may go to work for a competitor. Even though Dr. Fernandes has entered into an employment agreement with us, she could leave at any time, although she would be subject to that agreement’s non-compete provision. The loss of the services of any of our executive officers or other key employees could potentially harm our business, operating results or financial condition. Our success also depends on our ability to continue to attract, retain and motivate highly skilled scientific and medical personnel.

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

As of February 20, 2014, we had 38 employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources and, depending on our commercialization strategy, we may further expand our employee base for sales and marketing resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from their day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize solithromycin, Taksta and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth in our organization.

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

As of December 31, 2013, we had an accumulated deficit of approximately $166.3 million. We have no product revenues, but do have revenue from contract research and an upfront fee paid in connection with a license agreement. We have funded our operations to date from the private sale of equity and debt securities and our IPO. We expect to incur substantial additional losses over the next several years as our research, development, pre-clinical testing, and clinical trial activities increase, especially those related to solithromycin and Taksta. In addition, we also expect to incur additional costs operating as a public company. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

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

Our agreement with Optimer (now owned by Cubist) provides us with a worldwide exclusive license to develop and sell solithromycin outside of ASEAN countries. We are obligated to use our diligent efforts to develop and commercialize products licensed from Optimer. We have other obligations to Optimer under the license related to progress reporting, payment terms and confidentiality. If we are unable to make the required milestone and royalty payments under the agreement, if we do not continue to use diligent efforts to develop and commercialize solithromycin or if we otherwise materially breach the agreement, our rights to develop and commercialize solithromycin would terminate and revert to Optimer. In addition, either we or Optimer may terminate the agreement upon the uncured material breach of the agreement. If our agreement with Optimer is terminated by Optimer, we would lose our rights to develop and commercialize solithromycin, which would adversely affect our business, financial condition, results of operations, and prospects.

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

During the exclusivity period, for a minimum of four years the FDA will not accept an application filed by a third party that relies on any data contained in the approved NDA. Although we are not aware of another party currently developing fusidic acid for use in the U.S. for any indication, if another party were to do so and obtain NDA approval before we do, we would not be able to obtain approval for Taksta for any disease until after any period of regulatory exclusivity if our NDA relies on data contained in the previously approved NDA. In that event, we may not be able to commercialize Taksta, which would harm our ability to generate revenue and achieve profitability.

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

The FDA may approve a subsequent application from another entity for the orphan indication of prosthetic joint infections if it determines that the application is for a different drug. The FDA may also approve a subsequent application for fusidic acid for an indication other than prosthetic joint infections. Orphan exclusivity does not block the same drug from being approved for another indication; however, Hatch-Waxman exclusivity could block submission for a period of at least four years after approval if the subsequent application references data in the earlier NDA.

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

With respect to patent applications relating to solithromycin or other compounds licensed from Optimer (now owned by Cubist), Optimer retains rights in ASEAN countries. Generally, we do not have the right to prosecute and maintain any applications in those countries, unless Optimer elects not to file, prosecute or maintain any or all of such patents. Our potential future licensors also may retain the right to prosecute and maintain the patent rights that they license to us. If Optimer or other licensors fail to appropriately prosecute and maintain patent protection for any of our product candidates in those countries controlled by them, our ability to develop and commercialize those products may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products in those countries.

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

Our stock began trading on the Nasdaq Global Market on February 3, 2012. Between that date and February 20, 2014, it has traded between $5.26 and $15.39. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

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

At February 20, 2014, our executive officers, directors and entities affiliated with certain of our directors beneficially owned approximately 31% of our outstanding voting common stock. Therefore, these stockholders have the ability to influence us through their ownership position. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

The requirements of being a public company add to our operating costs and might strain our resources and distract our management.

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

Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we have chosen to rely on these exemptions, and as a result, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and disclose executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO on February 8, 2012 or until we otherwise no longer satisfy the criteria to be an emerging growth company, whichever is earlier. We cannot be certain if our scaled disclosure will make our stock less attractive to investors or negatively affect the price of our stock.

If we fail to establish and maintain proper internal controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.

SEC rules that implement Section 404 of the Sarbanes-Oxley Act require us to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. We first became subject to this requirement for this report. While we have concluded that our internal control over financial reporting was effective as of December 31, 2013, there can be no assurance that we will be able to so conclude in the future or that we will not identify one or more material weaknesses in our internal controls in connection with future evaluations. Additionally, we have opted to rely on the exemptions provided in the JOBS Act, and will not be required to provide our independent auditor’s assessment of our internal controls over financial reporting until such time we cease to be an “emerging growth company”, which, at the latest, would be for our annual report on Form 10-K for the year ending December 31, 2017. Investors may lose confidence in our operating results, our stock price could decline and we may be subject to litigation or regulatory enforcement actions if (i) in the future we are unable to conclude that our internal control over financial reporting is effective, (ii) we identify material weaknesses in our internal control over financial reporting, which could result in financial statement errors which, in turn, could require us to restate our operating results or (iii) when required, our independent auditors are unwilling or unable to provide us with an attestation report on the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Any of these events could cause investors to lose confidence in our operating results, our stock price could decline and we may be subject to litigation or regulatory enforcement actions. In addition, if we are unable to meet the requirements of Section 404 of the Sarbanes-Oxley Act, we may not be able to remain listed on the NASDAQ Global Market.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 12,060 square feet of space for our headquarters in Chapel Hill, North Carolina under an agreement that expires in May 2019. We are expecting to hire additional employees during 2014 which will require us to locate additional space on commercially reasonable terms.

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

On February 20, 2014, the closing price for the common stock as reported on the NASDAQ Global Market was $13.26.

As of February 20, 2014, there were 25 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers. We believe that, when our record holders and stockholders whose shares are held in nominee or street name by brokers are combined, we have in excess of 800 stockholders.

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

Item6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this report.

Condensed Consolidated Statement of Operations Data

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(in thousands)
Revenue:
Total revenue	$-	$-	$-	$-	$7,813
Operating expenses:
Research and development	13,674	15,475	16,872	16,869	41,300
General and administrative	3,027	3,198	3,708	6,069	9,433

Total operating expenses	16,701	18,673	20,580	22,938	50,733

Loss from operations	(16,701)	(18,673)	(20,580)	(22,938)	(42,920)

Other income (expense), net	(1,911)	(1,002)	(641)	(1,289)	(2,114)

Net loss	(18,612)	(19,675)	(21,221)	(24,227)	(45,034)
Accretion of redeemable convertible preferred shares	(2,291)	(3,238)	(3,763)	(313)	-
Net loss attributable to common shareholders	(20,903)	(22,913)	(24,984)	(24,540)	(45,034)

Basic and diluted loss per share	$(42.57)	$(46.60)	$(47.53)	$(1.23)	$(1.53)
Shares used in computation of basic and diluted loss per share	491,077	491,722	525,689	19,882,585	29,449,716

Condensed Consolidated Balance Sheet Data

	As of December 31,
	2009	2010	2011	2012	2013
	(in thousands)
Balance sheet data:
Cash and equivalents	$17,264	$20,048	$15,602	$70,109	$96,503
Working capital	8,845	18,339	11,699	65,029	87,675
Total assets	17,918	20,553	16,859	70,738	99,008
Total debt	-	-	13,962	9,850	14,739
Total shareholders' equity (deficit)	(49,446)	(72,215)	(96,685)	57,770	69,658

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

Overview

We are a clinical-stage pharmaceutical company focused on developing differentiated antibiotics for the acute care and community settings to meet critical medical needs in the treatment of bacterial infectious diseases, particularly respiratory tract infections and chronic  staphylococcal infections. Our lead product, solithromycin (CEM-101), is in Phase 3 clinical trials. We are developing solithromycin in oral capsules, intravenous, or IV, and suspension formulations, initially for the treatment of community acquired bacterial pneumonia, or CABP, one of the most serious infections of the respiratory tract. Solithromycin is a potent new fourth generation macrolide and the first fluoroketolide in clinical development. We have also completed a Phase 2 study of solithromycin in uncomplicated gonorrhea. Our second program is Taksta, which we are developing exclusively in the U.S. as a long term oral treatment for prosthetic joint infections caused by staphylococci, including S. aureus and MRSA. We are conducting a Phase 2 trial for Taksta in patients with prosthetic joint infections and have submitted a proposal for a Phase 3 trial for Tasksta as a treatment for PJI, which could lead to an NDA.  If we receive concurrence from the FDA on the planned Phase 3 trial, we plan to stop the Phase 2 trial and roll into the Phase 3 trial.

We acquired worldwide rights (exclusive of ASEAN countries) to a library of over 500 macrolide compounds, including solithromycin, from Optimer Pharmaceuticals, Inc., or Optimer, in March 2006. We entered into a long-term supply arrangement with Ercros, S.A. in March 2011, pursuant to which we have the exclusive right to acquire fusidic acid for the production of Taksta. We believe Ercros is one of only two currently known manufacturers that can produce fusidic acid compliant with the purity required for human use.  The United States Patent and Trademark Office (USPTO) issued our patent, entitled “Fusidic Acid Dosing Regimens for Treatment of Bacterial Infections,” on May 28, 2013 with claims directed to the company’s novel loading dose regimen for Taksta.  This patent provides protection until 2029, excluding possible patent term extensions.

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

Financial Overview

Revenue

To date, we have not generated revenue from the sale of any products. All of our revenue to date has been derived from (1) a government contract and (2) the receipt of up-front proceeds under our license agreement with Toyama, a portion of which has been recognized in accordance with US GAAP.

In May 2013, we entered into an agreement with the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services, or BARDA, for the evaluation and development of solithromycin for the treatment of bacterial infections in pediatric populations and infections caused by bioterror threat pathogens, specifically anthrax and tularemia.

The BARDA agreement is a cost plus fixed fee development contract, with a base performance segment valued at approximately $17.7 million, and four option work segments that BARDA may request in its sole discretion pursuant to the agreement. If all four option segments are requested, the cumulative value of the agreement would be approximately $58 million. Three of the options are cost plus fixed fee arrangements and one option is a cost sharing arrangement for which we would be responsible for a designated portion of the costs associated with that work segment. The estimated period of performance for the base performance segment is May 24, 2013 through May 23, 2015. If all option segments are requested, this estimated period of performance would be extended until approximately May 23, 2018.

Under the contract, we are reimbursed and recognize revenue as allowable costs are incurred plus a portion of the fixed-fee earned.  We consider fixed-fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated contract costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed.  Through December 31, 2013, we recognized $3.5 million in revenue under this agreement.

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

Following execution of the agreement, we received a $10.0 million upfront payment from Toyama. Toyama is also obligated to pay us up to an aggregate of $60.0 million in milestone payments, depending on the achievement of various regulatory, patent, development and commercial milestones. Under the terms of the license agreement, Toyama must also pay us a royalty equal to a low-to-high first double decimal digit percentage of net sales, subject to downward adjustment in certain circumstances. Through December 31, 2013, we recognized $4.3 million in revenue under this agreement and the remainder, which is deferred, will be recognized when earned.

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

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Direct research and development expense by program:
Solithromycin	$14,129	$12,786	$34,155
Taksta	282	1,079	1,459
Macrolide research	162	46	61
Research and development personnel cost	1,865	2,657	4,887
Total direct research and development expense	16,438	16,568	40,562
Indirect research and development expense	434	301	738
Total research and development expense	$16,872	$16,869	$41,300

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

We are conducting our pivotal trial program for solithromycin, including one trial with oral solithromycin and one trial with IV solithromycin progressing to oral solithromycin. Both of these trials are randomized, double-blinded studies conducted against a comparator drug agreed upon with the FDA, for which we will have to show non-inferiority from an efficacy perspective and acceptable safety and tolerability. Using feedback received from the FDA, we began the Phase 3 trial with oral solithromycin in December 2012. We finalized the overall development program for solithromycin for CABP with the FDA at our end of Phase 2 meeting for solithromycin, which occurred in May 2013, and initiated the IV-to-oral trial in the December 2013. In 2010, we successfully completed a Phase 2 clinical trial with Taksta in ABSSSI patients. In this trial, the Taksta loading dose regimen demonstrated efficacy, safety and tolerability that was comparable to linezolid. Like ABSSSI, prosthetic joint infections are often caused by S. aureus, including MRSA. At this time, however, we do not intend to pursue Taksta as a treatment for ABSSSI. In December 2012, we initiated a Phase 2 trial of Taksta in patients with prosthetic joint infections.

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

Other Income (Expense), Net

Interest income consists of interest earned on our cash and equivalents as well as changes in fair value of warrants issued in connection with the August 2011 Notes and the Hercules loan as described below. We expect our interest income to decrease as our cash resources are used to fund the development of our programs.

Interest expense in 2011 consists of interest accrued under the August 2011 Notes and the Hercules loan as described below. Interest expense in 2012 and 2013 consists of interest accrued and paid under the Hercules loan as described below as well as changes in fair value of warrants issued in connection with the Hercules warrant agreement as described below.

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

In December 2011, we entered into a $20,000,000 loan and security agreement (the “December 2011 Note”) with Hercules Technology Growth Capital, Inc. (“Hercules”) and borrowed $10,000,000 upon closing. The principal amount outstanding under the $10,000,000 borrowing bears interest at the greater of (i) 9.55%, or (ii) the sum of 9.55% plus the prime lending rate, as published by the Wall Street Journal, minus 3.25% per annum. The terms of the December 2011 Note agreement provided that we could, at any time prior to October 1, 2012, request another borrowing in the aggregate amount of $10,000,000. We elected not to request the additional borrowing and let the option expire on September 30, 2012. In May 2013, we amended the December 2011 Note, increasing the initial loan amount to $15,000,000, receiving an additional $5,238,327 upon closing.  We also extended the date by which it could request the additional $10,000,000 to September 30, 2013.  We elected not to request the additional borrowing and let the option expire on September 30, 2013.  This amendment also provides for us to make interest only payments through June 2014. Principal and interest payments will start July 1, 2014 over a 36-month amortization period. The principal balance outstanding on the loan agreement and all accrued but unpaid interest thereunder will be due and payable on June 1, 2017. In addition, we are required to pay Hercules the following fees:

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

We granted Hercules a security interest in all of its assets, except intellectual property. Our obligations to Hercules include restrictions on borrowing, asset transfers, placing liens or security interests on our assets including our intellectual property, mergers and acquisitions and distributions to stockholders.

In connection with the initial closing of the December 2011 note, we entered into a warrant agreement with Hercules (the “First Hercules Warrant”), under which Hercules has the right to purchase 39,038 shares of our common stock. The exercise price of the First Hercules Warrant was initially $10.25 per share, subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection.  In connection with the amendment to the loan agreement, the exercise price of the First Hercules Warrant was reduced to the lower of (a) $6.11, and (b) the effective price per share of our common stock issued or issuable in any offering of our equity or equity-linked securities that occurs prior to June 1, 2014, provided that such offering is effected principally for equity or debt-financing purposes. The First Hercules Warrant expires on December 20, 2021. Proceeds equal to the fair value of the First Hercules Warrant were recorded as a liability at the date of issuance and the borrowings under the December 2011 Note will be increased to equal the face amount of the borrowings plus interest through interest expense over the term of the loan using the effective interest method. Upon completion of  IPO, the warrant liability was reclassified to additional paid-in capital.  Since the amendment to the warrant resulted in a variable exercise price, the fair value of the warrant as of the date of the amendment was reclassified from additional paid-in capital to a warrant liability.

Additionally, in connection with the amendment of the December 2011 note, we entered into a warrant agreement with Hercules (the “Second Hercules Warrant”), under which Hercules has the right to purchase an aggregate number of shares of our common stock equal to the quotient derived by dividing $609,533 by the exercise price then in effect, which is defined as the lower of (a) $6.11, and

(b) the effective price per share of our common stock issued or issuable in any offering of our equity or equity-linked securities that occurs prior to June 1, 2014, provided that such offering is effected principally for equity or debt-financing purposes.  The exercise price is subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection.  The Second Hercules Warrant expires on May 31, 2023. Proceeds equal to the fair value of the Second Hercules Warrant were recorded as a liability at the date of issuance and the borrowings under the December 2011 Note will be increased to equal the face amount of the borrowings plus interest through interest expense over the term of the loan using the effective interest method.

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

Revenue Recognition

Our revenue generally consists of research related revenue under federal contracts and licensing revenue related to non-refundable upfront fees, milestone payments and royalties earned under license agreements. Revenue is recognized when the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.

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

When an arrangement is accounted for as a single unit of accounting, we determine the period over which the performance obligations will be performed and revenue recognized. Management exercises significant judgment in the determination of whether a deliverable has stand-alone value, is considered to be a separate unit of accounting, and in estimating the relative fair value of each deliverable in the arrangement.

Valuation of Financial Instruments

Liability-classified warrants

In connection with the initial $20,000,000 loan and security agreement with Hercules under which we borrowed $10,000,000 upon closing on December 20, 2011, we entered into the First Hercules Warrant, under which Hercules has the right to purchase up to 39,038 shares of common stock at an exercise price per share of $10.25 subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection. In connection with the amendment of the loan agreement, the exercise price of the First Hercules Warrant was reduced to the lower of (a) $6.11, and (b) the effective price per share of our common stock issued or issuable in any offering of our equity or equity-linked securities that occurs prior to June 1, 2014, provided that such offering is effected principally for equity or debt-financing purposes.  The warrant expires on December 20, 2021. Proceeds equal to the fair value of the warrants were recorded as a liability at the date of issuance and the borrowings under the Hercules loan will be increased to equal the face amount of the borrowings plus interest through interest expense over the term of the loan using the effective interest method.

In May 2013, we amended the Hercules loan and security agreement increasing the initial loan amount to $15,000,000.  In connection with this amendment, we entered into the Second Hercules Warrant, under which Hercules has the right to purchase an aggregate number of shares of our common stock equal to the quotient derived by dividing $609,533 by the exercise price then in effect, which is defined as the lower of (a) $6.11, and (b) the effective price per share of our common stock issued or issuable in any offering of our equity or equity-linked securities that occurs prior to June 1, 2014, provided that such offering is effected principally for equity or debt-financing purposes.  The exercise price is subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection.  The warrant expires on May 31, 2023. Proceeds equal to the fair value of the warrants were recorded as a liability at the date of issuance and the borrowings under the Hercules loan will be increased to equal the face amount of the borrowings plus interest through interest expense over the term of the loan using the effective interest method.

The fair value of the First and Second Hercules Warrants is determined using a Binomial model. The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of our common stock, the historical volatility of the stock prices of our peer group, risk-free rates based on U.S. Treasury security yields, the expected term of the warrants and our dividend yield. Changes in these assumptions can materially affect the fair value estimate. We will continue to classify the estimated fair value of the First and Second Hercules Warrants as liabilities and record changes in fair value in other income (expense) until June 1, 2014 when the exercise price is no longer adjustable.

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

Share-based compensation expense includes options granted to employees and non-employees and has been reported in our statements of operations as follows:

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Research and development	$158	$520	$963
General and administrative	286	1,149	2,249
Total	$444	$1,669	$3,212

We calculate the fair value of share-based compensation awards using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of subjective assumptions, including share price volatility, the expected life of options, risk-free interest rate and the fair value of the underlying common shares on the date of grant. In developing our assumptions, we take into account the following:

•

we do not have sufficient history to estimate the volatility of our common share price. We calculate expected volatility based on reported data for selected reasonably similar publicly traded companies for which the historical information is available. For the purpose of identifying peer companies, we consider characteristics such as industry, market capitalization, length of trading history, similar vesting terms and in-the-money option status. We plan to continue to use the guideline peer group volatility information until the historical volatility of our common shares is relevant to measure expected volatility for future option grants;

•	we determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant;
•	the assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future;
•	we determine the average expected life of options based on the mid-point between the vesting date and the contractual term; and
•	we estimate forfeitures based on our historical analysis of actual option forfeitures.

The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2011, 2012, and 2013 are set forth below:

	Year Ended December 31,
	2011		2012		2013
	Employees	Non-employees	Employees	Non-employees	Employees	Non-employees
Volatility	73.9%	N/A	72.5%	53.5%	70.8%	69.8%
Risk-free interest rate	2.5%	N/A	1.3%	1.6%	1.0%	2.3%
Expected dividend yield	0.0%	N/A	0.0%	0.0%	0.0%	0.0%
Expected life of options (in years)	6.1	N/A	5.5	9.5	5.5	9.8

Results of Operations

Comparison of Year Ended December 31, 2012 and Year Ended December 31, 2013

The following table summarizes the results of our operations for each of the years ended December 31, 2012 and 2013, together with the changes in those items in dollars:

	Year Ended December 31,		Dollar
	2012	2013	Change

Revenue
Contract research	$-	$3,478	$3,478
License	-	4,335	4,335
Total revenue	-	7,813	7,813

Research and development expense (1)	16,869	41,300	24,431
General and administrative expense (1)	6,069	9,433	3,364
Other income (expense), net	(1,289)	(2,115)	(826)

(1) Includes the following stock-based compensation expenses:
Research and development expense	$520	$963	$443
General and administrative expense	1,149	2,249	1,100

Contract revenue

For the twelve months ended December 31, 2013, contract research revenue increased $3.5 million as we initiated our BARDA contract in May 2013. We expect contract research revenue to continue to increase as the base performance segment of the contract progresses.

License revenue

License revenue of $4.3 million was recognized upon receipt of the $10.0 million upfront payment from the execution of the Toyama license agreement in May 2013.

Research and Development Expense

For the twelve months ended December 31, 2013, our research and development expenses increased to $41.3 million compared to $16.9 million for the twelve months ended December 31, 2012. The increase of $24.4 million is primarily related to the following:

•	an increase in solithromycin clinical trial expenses of $17.2 million primarily related to the ongoing Phase 3 oral study and the initiation of the Phase 3 IV to oral study;
•	an increase in Taksta clinical trial expenses of $1.0 million primarily related to the ongoing Phase 2 study;
•	an increase in clinical trial supplies of $2.7 million;
•	an increase in pre-clinical studies of $1.8 million;
•	an increase in consulting expense of $0.8 million;
•	a decrease in license fee and milestone payments of $1.4 million; and
•	an increase in employee cost of $2.3 million primarily from increased headcount and stock compensation expense.

General and Administrative Expense

For the twelve months ended December 31, 2013, our general and administrative costs increased to $9.4 million compared to $6.0 million for the twelve months ended December 31, 2012. The increase of $3.4 million is related to increases in employee costs, mainly stock compensation expense, franchise tax, legal and other professional service fees.

Other Income (Expense), Net

Other income (expense), net increased by $0.8 million in the year ended December 31, 2013 compared to the year ended December 31, 2012 as a result of a $0.1 million increase in warrant liability fair value adjustments recorded as interest expense and a $0.7 million increase in interest expense related to the December 2011 Notes.

Comparison of Year Ended December 31, 2011 and Year Ended December 31, 2012

The following table summarizes the results of our operations for each of the years ended December 31, 2011 and 2012, together with the changes in those items in dollars and as a percentage:

	Year Ended December 31,		Dollar
	2011	2012	Change

Revenue	$-	$-	$-
Research and development expense (1)	16,872	16,869	(3)
General and administrative expense (1)	3,708	6,069	2,361
Other income (expense), net	(641)	(1,289)	(648)

(1) Includes the following stock-based compensation expenses:
Research and development expense	$158	$520	$362
General and administrative expense	286	1,149	863

Revenue

We did not recognize any revenue for the years ended December 31, 2011 and 2012.

Research and Development Expense

For the twelve months ended December 31, 2012, our research and development expenses remained consistent compared to the twelve months ended December 31, 2011as a result of the following:

•	a $3.2 million decrease in API purchases;
•	a $3.5 million decrease in the solithromycin oral Phase 2 clinical trial expenses as the study was completed in Q4 2011;
•	a $1.4 million decrease in in pre-clinical costs;
•	a $4.5 million increase in the initiation of our Phase 3 trial for oral solithromycin;
•	a $0.8 million increase in drug development costs;

•	a $1.4 million increase in license fee and milestone payments;
•	a $0.7 million increase in the Taksta Phase 2 clinical trial expenses in Q4 2012; and
•	a $0.7 million increase in indirect expenses.

General and Administrative Expense

General and administrative expense increased $2.3 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. Financing activities in 2011 drove increases in legal, accounting and tax services that were partially offset by decreases in employee costs and information technology services from reduced headcount in business development and a change in IT service provider.

Other Income (Expense), Net

Other income (expense), net decreased by $0.7 million in the year ended December 31, 2012 compared to the year ended December 31, 2011 as a result of a $0.1 million increase in fair value adjustments recorded as interest income and a $0.8 million increase in interest expense related to the August and December 2011 Notes.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in November 2005 through December 31, 2013, we have funded our operations primarily with $239.5 million from debt, and the sale of convertible notes, convertible preferred shares, common shares and common stock.  As of December 31, 2013, we had cash and equivalents of approximately $96.5 million.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2011	2012	2013
		(in thousands)
Net cash provided by (used in):
Operating activities	$(18,315)	$(23,107)	$(32,441)
Investing activities	(13)	(8)	(134)
Financing activities	13,882	77,622	58,969
Net increase (decrease) in cash and equivalents	$(4,446)	$54,507	$26,394

Operating Activities. Cash used in operating activities of $18.3 million during the year ended December 31, 2011 was primarily a result of our $21.2 million net loss, offset by changes in operating assets and liabilities of $2.0 million and non-cash items of $0.9 million. Cash used in operating activities of $23.1 million during the year ended December 31, 2012 was primarily a result of our $24.2 million net loss and changes in operating assets and liabilities of $0.9 million offset by non-cash items of $2.0 million. Cash used in operating activities of $32.4 million during the year ended December 31, 2013 was primarily a result of our $45.0 million net loss, offset by changes in operating assets and liabilities of $8.5 million and non-cash items of $4.1 million.

Investing Activities. Net cash used in investing activities was $13,000, $8,000 and $134,000 for the years ended December 31, 2011, 2012 and 2013, respectively, primarily related to our purchases of equipment.

Financing Activities. Net cash provided by financing activities was $13.9 million for the year ended December 31, 2011, $77.6 million for the year ended December 31, 2012 and $59.0 million for the year ended December 31, 2013. The cash provided by financing activities in the year ended December 31, 2011 consisted primarily of proceeds from the August 2011 Notes of $5.0 million and the Hercules loan of $10.0 million offset by issuance costs of $1.2 million. Additionally, we received $70,000 of proceeds from the issuance of common shares pursuant to the exercise of stock options. The cash provided by financing activities of $77.6 million in the year ended December 31, 2012 consisted primarily of gross proceeds of $58.0 million from the IPO and a $25.0 million private placement, offset by underwriting discounts and offering costs of $5.6 million. The cash provided by financing activities of $59.0 million in the year ended December 31, 2013 consisted primarily of gross proceeds of $57.9 million from the public offering in June 2013 offset by underwriting discounts and offering costs of $3.7 million and $5.2 million of proceeds from the amendment of the December 2011 Note.

Funding Requirements

To date, we have not generated any product revenue from our clinical stage product candidates or from any other source. We do not know when, or if, we will generate any product revenue. We do not expect to generate product revenue unless and until we obtain marketing approval of, and commercialize solithromycin and/or Taksta or any of our other product candidates. At the same time, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, solithromycin and Taksta and our other product candidates. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We will need substantial additional funding in connection with our continuing operations.

Based on current assumptions, we expect that our existing cash and equivalents, including interest thereon, will enable us to fund our operating expenses and capital expenditure requirements through 2015, which includes the completion of enrollment in our two Phase 3 clinical trials and the completion of the two ancillary clinical studies currently expected to be necessary to support the planned NDA for solithromycin for the treatment of CABP. This projection does not include any funds from future financings or partnerships beyond the Toyama relationship. We will need to obtain additional financing for the continued development of Taksta and our other product candidates and prior to the commercialization of any of our product candidates. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates.

Our future capital requirements will depend on many factors, including:

•

the progress, costs and results of our ongoing oral solithromycin Phase 3 trial and Phase 3 IV-to-oral trial for solithromycin, our ongoing Taksta Phase 2 trial and any future trials for solithromycin and Taksta;

•	the scope, progress costs, and results of pre-clinical development, laboratory testing and clinical trials for our other product candidates;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;
•	Receipt of payments under the BARDA contract;
•	our ability to establish collaborations on favorable terms;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•	revenue if any, received from sales of our product candidates, if approved by the FDA;
•	the extent to which we acquire or invest in businesses, products and technologies;
•	our ability to obtain government or other third-party funding; and
•	Obtaining milestone payments from Toyama.

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

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2013 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

				More
		1 - 3	4 - 5	Than
	Total	years	years	5 years
Operating lease	$1,350	$678	$553	$119
The Scripps Research Institute	748	203	170	375
December 2011 Note	15,895	12,554	3,341	-
Interest on December 2011 Note	3,077	2,996	81	-
Total	$21,070	$16,431	$4,145	$494

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

Additionally, in connection with the amendment of the December 2011 Note, we entered into a warrant agreement with Hercules, referred to as the Second Hercules Warrant, under which Hercules has the right to purchase an aggregate number of shares of our common stock equal to the quotient derived by dividing $609,533 by the exercise price then in effect, which is defined as the lower of (a) $6.11, and (b) the effective price per share of the common stock issued or issuable in any offering of the our equity or equity-linked securities that occurs prior to June 1, 2014, provided that such offering is effected principally for equity or debt-financing purposes.  The exercise price is subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection.  The Second Hercules Warrant expires on May 31, 2023.

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

We are also obligated to pay annual maintenance fees to TSRI in the amount of (i) $50,000 each year for the first three years (beginning on the first anniversary of the agreement), and (ii) $85,000 each year thereafter (beginning on the fourth anniversary of the agreement). Each calendar year’s annual maintenance fees will be credited against sales royalties due under the agreement for such calendar year. Under the terms of the agreement, we must pay TSRI low single-digit percentage royalties on the net sales of the products covered by the TSRI patents for the life of the TSRI patents, a low single-digit percentage of non-royalty sublicensing revenue received with respect to countries in the nonexclusive territory and a mid-single-digit percentage of sublicensing revenue received with respect to countries in the exclusive territory, with the sublicensing revenue royalty in the exclusive territory and the sales royalties subject to certain reductions under certain circumstances. TSRI is eligible to receive milestone payments of up to $1.1 million with respect to regulatory approval in the exclusive territory and first commercial sale, in each of the exclusive territory and nonexclusive territory, of the first licensed product to achieve those milestones that is based upon each macrolide covered by the licensed patents. Each milestone is payable once per each macrolide. Each milestone payment made to TSRI with respect to a particular milestone will be creditable against any payment due to TSRI with respect to any sublicense revenues received in connection with the achievement of such milestone. Any payments made to TSRI under the TSRI license for territories subject to the Optimer agreement, discussed below, can be deducted pursuant to the terms of the license agreement we have with Optimer from any sales-based royalty payments due under the Optimer agreement up to a certain percentage reduction of the royalties due to Optimer.

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

Net Operating Losses

As of December 31, 2013, we had federal net operating loss carryforwards of approximately $108.1 million and state net operating loss carryforwards of approximately $106.9 million. The net operating loss carryforwards begin to expire in 2026 and 2021 for federal and state tax purposes, respectively. We also had federal research and development credit carryforwards of approximately $4.2 million which begin to expire in 2026 and federal charitable contribution carryforwards of approximately $90,900 which begin to expire in 2014.

The Tax Reform Act of 1986 contains provisions which limit the ability to utilize the net operating loss carryforwards in the case of certain events including significant changes in ownership interests. If our net operating loss carryforwards are limited, and we have taxable income which exceeds the permissible yearly net operating loss carryforward, we would incur a federal income tax liability even though net operating loss carryforwards would be available in future years.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Recent Accounting Pronouncements

We have evaluated whether there are any material new accounting pronouncements applicable to the Company that have been issued but not yet adopted as of December 31, 2013 and noted none.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during 2011, 2012 or 2013.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide the reasonable assurance discussed above.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Executive Officers

As of February 20, 2014, our executive officers are Dr. Prabhavathi Fernandes, our President and Chief Executive Officer and Mark W. Hahn, our Chief Financial Officer. Information for each is provided below.

Name	Age (as of 02/20/14)	Business Experience For Last Five Years
Prabhavathi Fernandes, Ph.D.	64

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

Mark W. Hahn	51

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

The other information required by this Item concerning our directors is incorporated by reference from the section captioned “Proposal No. 1—Election of Directors” and “Corporate Governance” contained in our proxy statement related to the 2014 Annual Meeting of Stockholders scheduled to be held on May 20, 2014 which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item concerning our directors is incorporated by reference from the section captioned “Director Compensation,” “Executive Compensation – Summary Compensation Table” and “Executive Compensation – Outstanding Equity Awards at Fiscal Year End 2013” contained in the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the indicated information as of December 31, 2013 with respect to our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Plan Category
Equity compensation plans approved by our shareholders	1,832,851	$5.26	1,984,728

Equity compensation plans not approved by our shareholders	138,797	$6.11	-
Total	1,971,648		1,984,728

Our equity compensation plans consist of the Sixth Amended and Restated 2006 Stock Plan and the 2011 Equity Incentive Plan, both of which were approved by our stockholders.

The shares included in the table that were not approved by our stockholders are issuable pursuant to warrants issued to Hercules as part of the amended loan and security agreement we entered into with Hercules, pursuant to which we have borrowed $15 million.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits. The following exhibits are included herein or incorporated herein by reference:

Exhibit No.	Description	Registrant's Form	Dated	Exhibit Number	Filed Herewith
1.2	Sales Agreement dated as of March 8, 2013 by and between Cempra, Inc. and Cowen and Company, LLC	S-3	3/03/2013	1.2
1.3	Underwriting Agreement, dated June 14, 2013 by and between Cempra, Inc. and Barclays Capital Inc., Stifel, Nicolaus & Company, Incorporated, and Cowen and Company, LLC, as representatives of the several underwriters named therein.	8-K	6/14/2013	1.2
1.4	Amendment No. 1 to Sales Agreement, dated as of December 10, 2013 by and between Cempra, Inc. and Cowen and Company, LLC.	S-3	12/10/2013	1.4
2.1	Form of Plan of Conversion of Cempra Holdings, LLC.	S-1	10/12/2011	2.1
3.1	Certificate of Incorporation of Cempra, Inc.	S-1/A	1/13/2012	3.1
3.2	Form of Bylaws of Cempra, Inc.	S-1	10/12/2011	3.2
3.3	Certificate of Formation of Cempra Holdings, LLC dated May 16, 2008.	S-1	10/12/2011	3.3
3.4	Cempra Holdings, LLC Second Amended and Restated Limited Liability Company Agreement dated as of May 13, 2009, as amended.	S-1	10/12/2011	3.4
4.1	Specimen of Common Stock Certificate of Cempra, Inc.	S-1/A	11/22/2011	4.1
4.2	Form of Registration Rights Agreement by and among Cempra, Inc. and certain of its stockholders, to be effective upon the corporate conversion.	S-1	10/12/2011	4.2
4.3	Cempra Holdings, LLC Preferred Unit Purchase Warrant and Global Amendment thereto dated October 11, 2011.	S-1	10/12/2011	4.3
4.4	Cempra Holdings, LLC Unsecured Convertible Promissory Note and Global Amendment thereto dated October 11, 2011.	S-1	10/12/2011	4.4
4.5	Amended and Restated Warrant Agreement, dated as of December 20, 2011, amended and restated on May 31, 2013, between Cempra Holdings, LLC and Hercules Technology Growth Capital, Inc.	8-K	6/06/2013	4.10

Exhibit No.	Description	Registrant's Form	Dated	Exhibit Number	Filed Herewith
4.6	Global Amendment, dated December 20, 2011, to Cempra Holdings, LLC Unsecured Convertible Promissory Note dated August 5, 2011, as amended October 11, 2011.	S-1/A	1/30/2012	4.6
4.7	Fifth Amendment to Cempra Holdings, LLC Second Amended and Restated Limited Liability Company Agreement, effective as of January 12, 2012.	S-1/A	1/30/2012	4.7
4.9	Warrant Agreement, dated May 31, 2013, issued to Hercules Technology Growth Capital, Inc.	8-K	6/06/2013	4.9
10.1	Forms of Indemnification Agreements by and between Cempra, Inc. and its directors.	S-1	10/12/2011	10.1
10.2	Cempra, Inc. Sixth Amended and Restated 2006 Stock Plan.	S-1/A	1/13/2012	10.2
10.3	Cempra, Inc. 2011 Equity Incentive Plan and Form of Stock Option Agreement thereunder.	S-1/A	1/13/2012	10.3
10.4*	Collaborative Research and Development and License Agreement dated March 31, 2006, by and between Cempra Pharmaceuticals, Inc. and Optimer Pharmaceuticals, Inc.	S-1	10/12/2011	10.4
10.5*	Supply Agreement effective March 15, 2011, by and among CEM-102 Pharmaceuticals, Inc., Ercros S.A. and Gyma Laboratories of America, Inc.	S-1	10/12/2011	10.5
10.6	Office Lease Agreement dated November 9, 2011 between Cempra Pharmaceuticals, Inc. and Property Reserve, Inc.	S-1/A	11/22/2011	10.6
10.7	Loan and Security Agreement dated December 20, 2011 between Cempra Holdings, LLC and Hercules Technology Growth Capital, Inc.	S-1/A	12/22/2011	10.7
10.8	Secured Promissory Note dated December 20, 2011, issued by Cempra Holdings, LLC to Hercules Technology Growth Capital, Inc.	S-1/A	12/22/2011	10.8
10.9*	License Agreement, effective June 12, 2012, between The Scripps Research Institute and Cempra Pharmaceuticals, Inc.	10-Q	8/08/2012	10.9
10.11*	API Manufacturing and Supply Agreement, dated as of January 30, 2013, by and between Wockhardt Ltd. and Cempra Pharmaceuticals, Inc.	10-K	3/07/2013	10.11
10.12	2011 Equity Incentive Plan, as amended May 23, 2013.	10-Q	7/31/2013	10.3
10.13*	Exclusive License and Development Agreement by and between Cempra Pharmaceuticals, Inc. and Toyama Chemical Co., Ltd., dated May 8, 2013.	10-Q	7/31/2013	10.13
10.14*	Supply Agreement by and between Cempra Pharmaceuticals, Inc. and Toyama Chemical Co., Ltd., dated May 8, 2013.	10-Q	7/31/2013	10.14
10.15*	Contract by and between Cempra, Inc. and the Biomedical Advanced Research and Development Authority, dated May 24, 2013.	10-Q	7/31/2013	10.15
10.16*	Development and Supply Agreement by and between Cempra Pharmaceuticals, Inc. and Hospira Worldwide, Inc. effective as of July 1, 2013.	10-Q/A	11/08/2013	10.18
10.17	Amendment No. 1, effective as of September 26, 2013 to Exclusive License And Development Agreement by and between Cempra Pharmaceuticals, Inc. and Toyama Chemical Co., Ltd, dated May 8, 2013.	10-Q	10/29/2013	10.19

Exhibit No.	Description	Registrant's Form	Dated	Exhibit Number	Filed Herewith
10.18	Amendment No. 2 to Loan and Security Agreement, dated May 31, 2013, by and among Cempra, Inc., and each of its subsidiaries signatory thereto, and Hercules Capital Funding Trust 2012-1, as a lender and Hercules Technology Growth Capital, Inc., as a lender and as an agent for the lenders.	8-K	6/06/2013	10.12
10.19	Form of Employment Agreement by and between Cempra, Inc. and Prabhavathi B. Fernandes, Ph.D.	8-K	8/13/2013	10.16
10.20	Form of Change in Control Severance Agreement by and between Cempra, Inc. and Prabhavathi B. Fernandes, Ph.D.	8-K	8/13/2013	10.17
10.21	First Amendment, dated May 17, 2013, to Office Lease Agreement dated November 9, 2011 between Cempra Pharmaceuticals, Inc., and Property Reserve, Inc.				X
10.22	Second Amendment, dated August 13, 2013, to Office Lease Agreement dated November 9, 2011 between Cempra Pharmaceuticals, Inc., and Property Reserve, Inc.				X
21.1	List of subsidiaries of Cempra Holdings, LLC. (5)	S-1	10/12/2011	21.1
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	Financials in XBRL format.				X

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

Signature	Title	Date
/s/ Prabhavathi Fernandes, Ph.D. Prabhavathi Fernandes, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014
/s/ Mark W. Hahn Mark W. Hahn	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2014
/s/ Shane M. Barton Shane M. Barton	Controller and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2014
/s/ Garheng Kong, M.D., Ph.D. Garheng Kong, M.D., Ph.D.	Chairman of the Board	February 28, 2014
/s/ Dov Goldstein, M.D. Dov Goldstein, M.D.	Director	February 28, 2014
/s/ John H. Johnson John H. Johnson	Director	February 28, 2014
/s/ Richard Kent, M.D. Richard Kent, M.D.	Director	February 28, 2014
/s/ P. Sherrill Neff P. Sherrill Neff	Director	February 28, 2014
/s/ Michael R. Dougherty Michael R. Dougherty	Director	February 28, 2014
/s/ David N. Gill David N. Gill	Director	February 28, 2014

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

CEMPRA, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cempra, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of redeemable preferred shares and shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Cempra, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

February 27, 2014

CEMPRA, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2012	2013

Assets
Current assets
Cash and equivalents	$70,108,754	$96,502,918
Receivables	-	1,626,237
Prepaid expenses	264,981	407,911
Total current assets	70,373,735	98,537,066
Furniture, fixtures and equipment, net	43,217	137,721
Deposits	321,394	333,031
Total assets	$70,738,346	$99,007,818
Liabilities
Current liabilities
Accounts payable	$2,171,633	$6,273,602
Accrued expenses	341,918	391,657
Accrued payroll and benefits	604,548	1,043,247
Deferred revenue	-	31,988
Warrant liability	-	920,174
Current portion of long-term debt	2,226,610	2,200,922
Total current liabilities	5,344,709	10,861,590
Deferred revenue	-	5,632,600
Long-term debt	7,623,285	12,538,238
Total liabilities	12,967,994	29,032,428
Commitments and Contingencies (Notes 4 and 9)
Shareholders' Equity
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2012 and December 31, 2013	-	-
Common stock; $.001 par value; 80,000,000 shares authorized; 24,903,774 and 33,200,341 issued and outstanding at December 31, 2012 and December 31, 2013, respectively	24,904	33,200
Additional paid-in capital	178,970,975	236,202,423
Accumulated deficit	(121,225,527)	(166,260,233)
Total shareholders’ equity	57,770,352	69,975,390
Total liabilities and shareholders’ equity	$70,738,346	$99,007,818

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2011	2012	2013

Revenue
Contract research	$-	$-	$3,477,554
License	-	-	4,335,412
Total revenue	-	-	7,812,966
Operating expenses
Research and development	16,871,825	16,869,078	41,299,695
General and administrative	3,707,563	6,068,457	9,433,447
Total costs and expenses	20,579,388	22,937,535	50,733,142
Loss from operations	(20,579,388)	(22,937,535)	(42,920,176)
Other income (expenses)
Interest income	81,063	107,564	17,693
Interest expense	(722,454)	(1,396,818)	(2,132,223)
Other income (expense), net	(641,391)	(1,289,254)	(2,114,530)
Net loss and comprehensive loss	(21,220,779)	(24,226,789)	(45,034,706)
Accretion of redeemable convertible preferred shares	(3,763,061)	(313,588)	-
Net loss attributable to common shareholders	$(24,983,840)	$(24,540,377)	$(45,034,706)

Basic and diluted net loss attributable to common shareholders per share	$(47.53)	$(1.23)	$(1.53)
Basic and diluted weighted average shares outstanding	525,689	19,882,585	29,449,716

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Redeemable Preferred Shares and Shareholders’ Equity (Deficit)

	Redeemable Convertible						Additional		Total
	Preferred Shares		Common Shares		Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2010	7,591,058	$90,750,975	495,024	$-	-	$-	$-	$(72,215,027)	$(72,215,027)
Issuance of common shares upon exercise of options	-	-	38,815	-	-	-	69,932	-	69,932
Accretion of redeemable convertible preferred shares	-	3,763,061	-	-	-	-	(513,717)	(3,249,344)	(3,763,061)
Share-based compensation	-	-	-	-	-	-	443,785	-	443,785
Net loss	-	-	-	-	-	-	-	(21,220,779)	(21,220,779)
Balance as of December 31, 2011	7,591,058	94,514,036	533,839	-	-	-	-	(96,685,150)	(96,685,150)
Issuance of common shares upon exercise of options	-	-	-	-	10,351	10	34,498	-	34,508
Issuance of common stock, net of offering costs of $4.7 million	-	-	-	-	9,660,000	9,660	53,184,681	-	53,194,341
Issuance of common stock, net of offering costs of $1.6 million	-	-			3,864,461	3,865	23,508,098	-	23,511,963
Conversion of common shares to common stock	-	-	(533,839)	-	533,839	534	(534)	-	-
Accretion of redeemable convertible preferred shares	-	313,588	-	-	-	-	-	(313,588)	(313,588)
Conversion of preferred shares to common stock upon initial public offering	(7,591,058)	(94,827,624)	-	-	9,958,502	9,959	94,817,665	-	94,827,624
Conversion of notes payable to common stock upon initial public offering	-	-	-	-	876,621	876	4,723,658	-	4,724,534
Reclassification of warrant liability to additional paid-in capital	-	-	-	-	-	-	1,033,647	-	1,033,647
Share-based compensation	-	-	-	-	-	-	1,669,262	-	1,669,262
Net loss	-	-	-	-	-	-	-	(24,226,789)	(24,226,789)
Balance as of December 31, 2012	-	-	-	-	24,903,774	24,904	178,970,975	(121,225,527)	57,770,352
Share-based compensation	-	-	-	-	-	-	3,211,802	-	3,211,802
Issuance of common shares upon exercise of options and warrants	-	-			22,629	22	61,843		61,865
Issuance of common stock, net of offering costs of $3.7 million	-	-	-	-	8,273,938	8,274	54,199,390	-	54,207,664
Reclassification of additional paid-in capital to warrant liability	-	-					(241,587)		(241,587)
Net loss	-	-	-	-	-	-	-	(45,034,706)	(45,034,706)
Balance as of December 31, 2013	-	$-	-	$-	33,200,341	$33,200	$236,202,423	$(166,260,233)	$69,975,390

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2011	2012	2013

Operating activities
Net loss	$(21,220,779)	$(24,226,789)	$(45,034,706)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation	75,141	47,140	39,622
Share-based compensation	443,785	1,669,262	3,211,802
Change in fair value of warrant liabilities	(4,730)	(87,204)	217,443
Amortization of debt issuance costs	394,300	355,663	650,780
Changes in operating assets and liabilities
Receivables	-	-	(1,626,237)
Prepaid expenses	4,231	19,059	(142,930)
Deposits	43,642	(311,524)	(11,637)
Accounts payable	1,434,696	(809,245)	4,101,969
Accrued expenses	413,103	53,564	49,739
Accrued payroll and benefits	101,975	183,447	438,699
Deferred revenue	-	-	5,664,588
Net cash used in operating activities	(18,314,636)	(23,106,627)	(32,440,868)
Investing activities
Purchases of furniture, fixtures and equipment	(13,389)	(8,437)	(134,125)
Net cash used in investing activities	(13,389)	(8,437)	(134,125)
Financing activities
Proceeds from borrowing on convertible promissory notes	5,000,000	-	-
Proceeds from borrowing on long-term debt	10,000,000	-	5,238,327
Payment of long-term debt	-	-	(238,327)
Proceeds from exercise of stock options and warrants	69,932	34,508	61,865
Proceeds from issuance of common stock, net of underwriting discounts	-	78,289,762	54,407,814
Payment of offering costs	(880,742)	(702,716)	(200,150)
Payment of debt issuance costs	(306,898)	-	(300,372)
Net cash provided by financing activities	13,882,292	77,621,554	58,969,157
Net change in cash and equivalents	(4,445,733)	54,506,490	26,394,164
Cash and equivalents at beginning of the period	20,047,997	15,602,264	70,108,754
Cash and equivalents at end of the period	$15,602,264	$70,108,754	$96,502,918
Supplemental cash flow information
Cash paid for interest	$-	$920,514	$1,208,526
Non-cash investing and financing activities
Accretion of redeemable convertible preferred shares	$3,763,061	$313,558	$-
Allocation of the convertible note proceeds to warrant	$852,485	$-	$-
Allocation of the long-term debt proceeds to warrant	$273,094	$-	$461,144
Conversion of convertible notes payable and accrued interest into common stock	$-	$4,724,534	$-
Conversion of redeemable convertible preferred shares into common stock	$-	$94,827,625	$-
Reclassification of warrant liability to additional paid-in capital	$-	$1,033,647	$-
Reclassification of additional paid-in capital to warrant liability	$-	$-	$241,587

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

December 31, 2013

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

From inception through the year ended December 31, 2012, the Company was in the development stage as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities.  The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital and performing research and development activities. In May 2013, the Company entered into its first revenue-generating collaboration agreement and its first cost plus fixed fee development contract both of which are consistent with the Company’s business objectives.  The Company emerged from the development stage due to the execution of these contracts and resulting revenue generated from its planned principal operations. Therefore, development stage reporting is no longer required.

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

Receivables

Receivables consist of amounts billed and amounts earned but unbilled under the Company’s contract with the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (“BARDA”). Receivables under the BARDA contract are recorded as qualifying research activities are conducted and invoices from the Company’s vendors are received. Unbilled receivables are also recorded based upon work estimated to be complete for which the Company has not received vendor invoices.  The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance based on its history of collections and write-offs and the current status of all receivables. The Company does not accrue interest on trade receivables. If accounts become uncollectible, they will be written off through a charge to the allowance for doubtful accounts. The Company has not recorded an allowance for doubtful accounts as management believes all receivables are fully collectible.

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

Deferred Offering Costs

Deferred public offering costs represent legal, accounting and other direct costs related to the Company’s efforts to raise capital through a public sale of the Company’s common stock. Costs related to the Company’s initial public offering (“IPO”) activities were deferred until the completion of the IPO, at which time they were reclassified to additional paid-in capital as a reduction of the IPO proceeds.

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

Intellectual Property

The Company’s policy is to file patent applications to protect technology, inventions and improvements that are considered important to the development of its business. The patent positions of technology companies, including the Company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. The Company accounts for its intellectual property under the guidance of FASB ASC Topic 350, Intangibles—Goodwill and Other. Patent costs since inception have been expensed as incurred.

Research and Development Expenses

Research and development (“R&D”) expenses include direct and indirect R&D costs. Direct R&D consists principally of external costs, such as fees paid to investigators, consultants, central laboratories and clinical research organizations, including costs incurred in connection with clinical trials, and related clinical trial fees and all employee-related expenses for those employees working in research and development functions, including stock-based compensation for R&D personnel. Indirect R&D costs include insurance or other indirect costs related to the Company’s research and development function to specific product candidates. R&D costs are expensed as incurred.

Clinical Trial Accruals

As part of the process of preparing financial statements, the Company is required to estimate its expenses resulting from its obligation under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The Company’s objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with applicable personnel and outside service providers as to the progress of trials, or the services completed. During the course of a clinical trial, the Company adjusts its rate of clinical trial expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. The Company’s clinical trial accrual is dependent upon the timely and accurate reporting of fee billings and passthrough expenses from contract research organizations and other third-party vendors as well as the timely processing of any change orders from the contract research organizations.

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

Redeemable Convertible Preferred Shares

The Company accounted for its mandatorily redeemable preferred shares under the requirements of FASB ASC Topic 480, Distinguishing Liabilities from Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The carrying value of redeemable convertible preferred shares is increased by periodic accretions so that the carrying amount will equal the redemption amount at the redemption date. These increases are effected through charges against additional paid-in capital, to the extent it is available, or the deficit accumulated during the development stage. The convertible shares were converted to common stock upon completion of the IPO on February 2, 2012.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of common stock shares outstanding during the period. Diluted loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of common stock shares adjusted for the dilutive effect of common stock equivalent shares outstanding during the period. Common stock equivalents consist of convertible senior notes (using the “as if converted” method), stock options, restricted stock shares and stock warrants. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect on earnings per share.

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

The Company recorded the following share-based compensation expense in accordance with ASC Topic 718:

	Year Ended December 31,
	2011	2012	2013
Research and development	$158,102	$519,717	$962,443
General and administrative	285,683	1,149,545	2,249,359

Total	$443,785	$1,669,262	$3,211,802

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

For the year ended December 31, 2011, for financial reporting purposes, the Company determined that options granted on December 8, 2010 and March 11, 2011 were granted at an amount less than fair market value. Compensation expense associated with these options was recorded in 2011.

Valuation Assumptions for Stock Option Plans

The employee share-based compensation expense recognized was determined using the Black-Scholes option-pricing model. Option-pricing models require the input of subjective assumptions and these assumptions can vary over time.

The weighted-average assumptions used to determine the fair value of each option grant are as follows:

	2011		2012		2013
	Employees	Non- Employees	Employees	Non- Employees	Employees	Non- Employees
Estimated dividend yield	0.0%	N/A	0.0%	0.0%	0.0%	0.0%
Expected share price volatility	73.9%	N/A	72.5%	53.5%	70.8%	69.8%
Risk-free interest rate	2.5%	N/A	1.3%	1.6%	1.0%	2.3%
Expected life of option (in years)	6.1	N/A	5.5	9.5	5.5	9.8
Weighted-average fair value per share	$0.16	N/A	$4.65	$3.86	$4.26	$7.80

Expected stock price volatility is based on an average of several peer public companies due to the Company’s limited history. For purposes of identifying peer companies, the Company considered characteristics such as industry, market capitalization, length of trading history, similar vesting terms and in-the-money option status. The risk-free rate is based on the U.S. Treasury yield curve during the expected life of the option. The dividend yield percentage is zero because the Company neither currently pays dividends nor intends to do so during the expected option term. The expected term represents the average time that options are expected to be outstanding. Due to a lack of term length data, the Company elected to use the mid-point between the vesting date and the contractual term as the expected term for employee options and contractual life for non-employees options.  This is in accordance with the simplified method prescribed in SEC Staff Accounting Bulletin No. 107, Share-Based Payment, as the options meet the criteria of “plain-vanilla” options.

3. Fair Value of Financial Instruments

The carrying values of cash equivalents, receivables, prepaid expenses, and accounts payable at December 31, 2013 approximated their fair values due to the short-term nature of these items.

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

At December 31, 2012 and December 31, 2013, financial instruments and respective fair values have been classified as follows:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2012
Assets:
Money Market Funds	$67,783,021	$-	$-	$67,783,021
Total assets at fair value:	$67,783,021	$-	$-	$67,783,021

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2013
Assets:
Money Market Funds	$91,165,448	$-	$-	$91,165,448
Total assets at fair value:	$91,165,448	$-	$-	$91,165,448
Liabilities:
Warrant liabilities	$-	$-	$920,174	$920,174
Total liabilities at fair value:	$-	$-	$920,174	$920,174

The change in the fair value measurement using significant unobservable inputs (Level 3) is summarized below:

Balance at December 31, 2011	$1,120,849

Change in fair value recorded as interest expense	17,461
Change in fair value recorded as interest income	(104,663)
Reclassification of August 2011 Warrant to additional paid-in capital	(865,216)
Reclassification of Hercules Warrant to additional paid-in capital	(168,431)
Balance at December 31, 2012	$-

Allocation of long-term debt proceeds to warrant	461,144
Reclassification of additional paid-in-capital to warrant	241,587
Change in fair value recorded as interest income	(14,355)
Change in fair value recorded as interest expense	231,798
Balance at December 31, 2013	$920,174

The warrant liability represents the Company’s allocation of a portion of the proceeds from the August 2011 Notes and the December 2011 Note (both as defined in Note 8). The allocation of the proceeds from the August 2011 Notes and the December 2011 Note was based on the fair value of the warrant liability on the dates of grant. The Company accounted for the warrant liability in accordance with ASC Topic 480, Distinguishing Liabilities from Equity, which requires that a purchase option to acquire redeemable equity (either puttable or mandatorily redeemable) be reported as liabilities. The Company measured the fair value of the warrant liability based upon contemporaneous valuations. The August 2011 Warrants (as defined in Note 8) utilized the Black-Scholes pricing model while the Hercules Warrant (as defined in Note 8) utilized the Binomial model at each balance sheet date. The Company recorded changes in the fair value of the warrant liability as interest expense or interest income, as applicable.

The August 2011 Warrant liability and Hercules Warrant liability were reclassified to additional paid-in-capital upon the conversion of warrants to purchase preferred stock into warrants to purchase common stock, in connection with the Company’s IPO. The May 2013 amendment to the warrant agreement with Hercules required the First Hercules Warrant and the Second Hercules Warrant (as defined in Note 8) to be classified as a liability and be marked to market at each reporting period.

The Company used significant assumptions in estimating the fair value of the warrant liability including the estimated volatility, risk free interest rate, estimated fair value of the preferred shares in relation to the August 2011 Warrant liability and current market value of common stock for the December 2011 Warrant liability. These assumptions were used to establish an expected set of cash flows which were probability-weighted and discounted to present value to determine a fair value.

The Company calculated the fair value of the Hercules Warrants using a Binomial model.  For the year ended December 31, 2013, the Company applied the following assumptions:

	Year Ended December 31, 2013
	First Hercules Warrant	Second Hercules Warrant
Estimated dividend yield	-	-
Volatility	86.9%	85.3%
Risk-free interest rate	2.7%	2.8%
Expected life of warrant (in years)	8.0	9.4

The August 2011 Notes were converted to common stock in February 2012 when the Company completed its IPO.

The December 2011 Note, which is classified as a level 2 liability (see Note 8) has a variable interest rate and, accordingly, its carrying value approximates its fair value.  At December 31, 2013, the carrying value was $14.7 million.  There were no transfers between levels of the fair value hierarchy for any assets or liabilities measured at fair value in the twelve months ended December 31, 2013.

4. Significant Agreements and Contracts

License Agreements

Optimer Pharmaceuticals, Inc.

In March 2006, the Company, through its wholly owned subsidiary, Cempra Pharmaceuticals, Inc., entered into a Collaborative Research and Development and License Agreement (“Optimer Agreement”) with Optimer Pharmaceuticals, Inc. (“Optimer”). Under the terms of the Optimer Agreement, the Company acquired exclusive rights to further develop and commercialize certain Optimer technology worldwide, excluding member nations of the Association of Southeast Asian Nations. Optimer was acquired by Cubist Pharmaceuticals, Inc. in October 2013.

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

Biomedical Advanced Research and Development Authority

In May 2013, the Company entered into an agreement with BARDA, for the evaluation and development of the Company’s lead product candidate solithromycin for the treatment of bacterial infections in pediatric populations and infections caused by bioterror threat pathogens.

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

Under the agreement, the Company is reimbursed and recognizes revenue as allowable costs are incurred plus a portion of the fixed-fee earned.  The Company considers fixed-fees under cost reimbursable agreements to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated agreement costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed.  For the twelve-month period ended December 31, 2013, the Company recognized $3.4 million in revenue under this agreement.

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

The Company has determined that there are six deliverables under this agreement including (1) the license to develop and commercialize solithromycin in Japan, (2) the obligation of the Company to conduct Phase 3 studies and obtain regulatory approval in the United States and one other territory, (3) participation in a Joint Development Committee, or JDC, (4) participation in a Joint Commercialization Committee, or JCC, (5) the right to use the Company’s trademark, and (6) a supply agreement. The amounts received under the license agreement have been allocated to the deliverables based on their relative fair values and will be recognized into income when the revenue recognition criteria have been achieved.  As of December 31, 2013, the license is the only unit of accounting that has been delivered.  The Company has recognized $4.3 million in revenue associated with the delivery of the license.  The Company has recorded $5.7 million as deferred revenue at December 31, 2013 which will be recorded as revenue when the revenue recognition criteria of each deliverable have been met.

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

Receivables consist of billed and unbilled amounts that have been earned under the Company’s licensing agreements or its contract with BARDA. At December 31, 2013, the Company’s receivables consisted primarily of earned but unbilled receivables under the BARDA agreement.

6. Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consist of the following as of:

	Useful Life (years)	December 31,
		2012	2013

Computer equipment	2	$191,889	$207,795
Software	2	46,594	41,842
Furniture	5	38,792	74,499
Leasehold improvements	3	4,809	11,936
Total furniture, fixtures and equipment		282,084	336,072
Less accumulated depreciation		(238,867)	(198,351)
Furniture, fixtures and equipment, net		$43,217	$137,721

Depreciation expense for the years ended December 31, 2011, 2012 and 2013 was $75,142, $47,140 and $39,622, respectively.

7. Accrued Expenses

Accrued expenses are comprised of the following as of:

	December 31,
	2012	2013
Accrued professional fees	$238,179	$153,689
Other accrued fees	-	55,046
Accrued interest	82,236	123,354
Deferred rent	21,503	59,568
Total accrued expenses	$341,918	$391,657

8. Long-term Debt & Unsecured Convertible Promissory Note

9.55% Long-term Debt

In December 2011, the Company entered into a $20,000,000 loan and security agreement (the “December 2011 Note”) with Hercules Technology Growth Capital, Inc. (“Hercules”) and borrowed $10,000,000 upon closing. The principal amount outstanding under the $10,000,000 borrowing bears interest at the greater of (i) 9.55%, or (ii) the sum of 9.55% plus the prime lending rate, as published by the Wall Street Journal, minus 3.25% per annum. The terms of the December 2011 Note agreement provided that the Company could, at any time prior to October 1, 2012, request another borrowing in the aggregate amount of $10,000,000. The Company elected not to request the additional borrowing and let the option expire on September 30, 2012.  In May 2013, the Company amended its December 2011 Note, increasing the initial loan amount to $15,000,000, and receiving an additional $5,238,327 upon closing.  The Company also extended the date by which it could request the additional $10,000,000 to September 30, 2013.  The Company elected not to request the additional borrowing and let the option expire on September 30, 2013.  This amendment also provides for the Company to make interest only payments through June 2014.  Principal and interest payments will start July 1, 2014 over a 36-month amortization period.  The principal balance outstanding on the loan agreement and all accrued but unpaid interest thereunder will be due and payable on June 1, 2017.  In addition, the Company is to pay Hercules the following fees:

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

In connection with the initial closing of the December 2011 Note, the Company entered into a warrant agreement with Hercules (the “First Hercules Warrant”), under which Hercules has the right to purchase 39,038 shares of the Company’s common stock. The exercise price of the First Hercules Warrant was initially $10.25 per share, subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection.  In connection with the amendment to the loan agreement, the exercise price of the First Hercules Warrant was reduced to the lower of (a) $6.11, and (b) the effective price per share of the Company’s common stock issued or issuable in any offering of the Company’s equity or equity-linked securities that occurs prior to June 1, 2014, provided that such offering is effected principally for equity or debt-financing purposes. The First Hercules Warrant expires on December 20, 2021. Proceeds equal to the fair value of the Hercules Warrant were recorded as a liability at the date of issuance and the borrowings under the December 2011 Note will be increased to equal the face amount of the borrowings plus interest through interest expense over the term of the loan using the effective interest method. Upon completion of the Company’s IPO on February 2, 2012, the warrant liability was reclassified to additional paid-in capital.  Since the amendment to the warrant in May 2013 resulted in a variable exercise price, the fair value of the warrant as of the date of the amendment was reclassified from additional paid-in capital to a warrant liability.

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

Scheduled Maturities:

Scheduled maturities of long-term debt are as follows:

Year Ending December 31:
2014	$2,200,922
2015(1)	5,137,766
2016	5,215,360
2017(2)	3,341,197
Total	15,895,245
Less: Unamortized discount	(1,156,085)
Less: Current portion of long-term debt	(2,200,922)
Long-term debt	$12,538,238

(1)

On the date that all of the principal and interest of the December 2011 Note was originally due and payable, the Company must pay Hercules an end of term fee of $400,000, which is represented in year 2015 of the table above.

(2)

On the date that all of the principal and interest of the December 2011 Note become due and payable as amended, the Company must pay Hercules an end of term fee of $495,245, which is represented in year 2017 of the table above.

9. Commitments and Contingencies

Future minimum lease payments required under non-cancellable operating leases as of December 31, 2013 are as follows:

Operating
Leases
2014	$157,428
2015	256,557
2016	264,253
2017	272,181
2018	280,347
Thereafter	119,420
Total minimum lease payments	$1,350,186

Rent expense for the years ended December 31, 2011, 2012 and 2013 was $125,969, $114,642 and $145,549 , respectively.

See Note 4—Significant Agreements and Contracts for contingencies related to the Optimer Agreement and the TSRI agreement.

10. Shareholders’ Equity (Deficit)

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

During 2013, the Company issued 13,685 shares of common stock at a weighted average exercise price of $0.60 per share for the exercise of option grants and 8,944 shares of common stock at a weighted average exercise price of $6.00 per share for the exercise of warrants.

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

During 2011, the Company issued 38,815 common shares at a weighted average price of $1.81 per share for the exercise of option grants.

The following table presents common stock reserved for future issuance for the following equity instruments as of December 31, 2013:

Warrants to purchase common stock	338,185
Options:
Outstanding under the 2006 Stock Plan	688,500
Outstanding under the 2011 Equity Incentive Plan	1,144,351
Available for future grants under the 2011 Equity Incentive Plan	1,984,728
Total common stock reserved for future issuance	4,155,764

11. Stock Option Plans

The Company adopted the 2006 Stock Plan in January 2006 (“the 2006 Plan”). The 2006 Plan provided for the granting of incentive share options, nonqualified share options and restricted shares to Company employees, representatives and consultants. As of December 31, 2013, there were options for an aggregate of 688,500 shares issued and outstanding under the 2006 Plan.

The Company’s board of directors adopted the 2011 Equity Incentive Plan in October 2011 (the “2011 Plan”), which authorizes the issuance of up to 3,131,579 shares under the 2011 Plan. As of December 31, 2013, there were 1,984,728 options shares available under the 2011 Plan.

Upon adoption of the 2011 Plan, the Company eliminated the authorization for any unissued shares previously reserved under the Company’s 2006 Plan. The stock awards previously issued under the 2006 Plan remain in effect in accordance with the terms of the 2006 Plan.

The following table summarizes the Company’s 2006 and 2011 Plan activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value (1)
Outstanding - December 31, 2010	756,517	$2.00
Granted	101,772	2.28
Exercised	(38,815)	1.81
Forfeited	(84,153)	2.19
Expired	(19,510)	2.09
Outstanding - December 31, 2011	715,811	2.00
Granted	475,417	7.45
Exercised	(10,351)	3.33
Forfeited	(18,275)	5.86
Expired	-	-
Outstanding - December 31, 2012	1,162,602	$4.18
Granted	758,374	7.03
Exercised	(13,685)	0.60
Forfeited	(74,440)	7.16
Expired	-	-
Outstanding - December 31, 2013	1,832,851	5.26	7.66	$13,068,577
Exercisable - December 31, 2013	1,521,275	4.97	7.43	11,290,022
Vested and expected to vest at December 31, 2013 (2)	1,801,693	$5.24	7.64	$12,890,721

(1)	Intrinsic value is the excess of the fair value of the underlying common shares as of December 31, 2013 over the weighted-average exercise price.
(2)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.

The following table summarizes certain information about all options outstanding as of December 31, 2013:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Remaining Contractual Term (in years)
$0.48 - $1.71	85,056	2.73	85,056	2.73
$1.72 - $2.94	603,444	6.10	543,867	6.00
$5.40 - $7.86	1,104,351	8.82	892,144	8.75
$7.87 - $12.66	40,000	9.93	208	9.90
	1,832,851		1,521,275

During the year ended December 31, 2011, 2012 and 2013, the Company recorded $443,785, $1,669,262, and $3,211,802 in share-based compensation expense, respectively. As of December 31, 2013, approximately $1,238,000 of total unrecognized compensation cost related to unvested share options is expected to be recognized over a weighted-average period of 2.70 years.

12. Income Taxes

No provision for U.S. Federal or state income taxes has been recorded as the Company has incurred net operating losses since inception.

Significant components of the Company’s deferred income tax assets as of December 31, 2012 and 2013 consist of the following:

	2012	2013
Current
Deferred income tax assets
Other current assets	$26,400	$22,200
Total net deferred income taxes, current	26,400	22,200
Less valuation allowance	(26,400)	(22,200)
Total net deferred income taxes, current	$-	$-
Non-current
Deferred income tax assets
Tax loss carryforwards	$26,382,100	$40,193,200
Contribution carryforwards	25,800	30,900
Tax credits	2,498,800	4,230,300
Start-up costs	6,599,200	6,871,600
Share-based compensation	679,000	1,080,200
Other assets	134,600	429,900
Total net deferred income taxes, non-current	36,319,500	52,836,100
Less valuation allowance	(36,319,500)	(52,836,100)
Total net deferred income tax	$-	$-

At December 31, 2012 and 2013, the Company provided a full valuation allowance against its net deferred tax assets since at that time, the Company could not assert that it was more likely than not that these deferred tax assets would be realized. There was an increase in the valuation allowance in the current year in the amount of $16,512,400, all of which was allocable to current operating activities.

The table below summarizes changes in the deferred tax valuation allowance:

	2011	2012	2013
Balance at beginning of year	$19,109,500	$27,419,700	$36,345,900
Charges to costs and expenses	8,310,200	8,926,200	16,512,400
Write-offs	-	-	-

Balance at end of year	$27,419,700	$36,345,900	$52,858,300

As of December 31, 2013, the Company had federal net operating loss carryforwards of approximately $108,130,800 and state net operating loss carryforwards of approximately $106,897,800. The net operating loss carryforwards begin to expire in 2026 and 2021 for federal and state tax purposes, respectively.  The Company's federal and state net operating loss carryforwards include approximately $122,200 of excess tax benefits related to deductions from the exercise of stock options. The tax benefit of these deductions has not been recognized in deferred tax assets. If utilized, the benefits from these deductions will be recorded as adjustments to additional paid-in capital. The Company also had federal research and development credit carryforwards of approximately $4,150,000 which begin to expire in 2026, federal orphan drug credits carryforwards of approximately $80,200 which begin to expire in 2033, and federal charitable contribution carryforwards of approximately $90,900 which begin to expire in 2014.

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

The reasons for the difference between actual income tax expense (benefit) for the years ended December 31, 2011, 2012 and 2013 and the amount computed by applying the statutory federal income tax rate to losses before income tax (benefit) are as follows:

	2011		2012		2013
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
United States federal tax at statutory rate	$(7,215,100)	34%	$(8,237,100)	34%	$(15,311,800)	34%
State taxes (net of federal benefit)	(957,100)	5%	(1,092,600)	5%	(1,463,600)	3%
Nondeductible expenses	12,700	0%	342,300	(1%)	901,900	(2%)
Loss from pass-through entity	468,700	(2%)	58,700	0%	-	0%
Credits	(557,500)	3%	-	0%	(1,731,500)	4%
Adjustment for state rate change	-	0%	-	0%	1,092,000	(2%)
Other, net	(61,900)	0%	2,500	0%	600	0%
Change in valuation allowance	8,310,200	(39%)	8,926,200	(37%)	16,512,400	(37%)

Provision for income taxes	$-	0%	$-	0%	$-	0%

The research and development credit, which had previously expired on December 31, 2011, was reinstated as part of the American Taxpayer Relief Act of 2012 enacted on January 2, 2013. This legislation retroactively reinstated and extended the credit from the previous expiration date through December 31, 2013. As a result, the Company adjusted its deferred tax assets in 2013 for the 2013 and 2012 research and development credits, which resulted in an increase to the deferred tax assets and a corresponding increase to the valuation allowance of approximately $1,256,800 and $394,500, respectively.

On July 23, 2013, North Carolina enacted House Bill 998, which reduced the corporate income tax rate from 6.9% in 2013 to 6% in 2014 and to 5% in 2015. As a result of the new enacted tax rate, the Company adjusted its deferred tax assets in 2013 by applying the lower rate, which resulted in a decrease to the deferred tax assets and a corresponding decrease to the valuation allowance of approximately $1,092,000.

As of December 31, 2012 and 2013, the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. At the adoption date of January 1, 2007 and as of December 31, 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company has analyzed its filing positions in all significant federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, and local tax examinations by tax authorities for years before 2010 although carryforward attributes that were generated prior to 2010 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period. No income tax returns are currently under examination by taxing authorities.

13. Net Loss Per Share

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	December 31,
	2011	2012	2013
Redeemable convertible preferred share	7,670,733	691,623	-
Convertible debt	200,942	44,682	-
Warrants outstanding	45,869	239,021	301,938
Stock options outstanding	755,467	1,049,660	1,726,918

	8,673,011	2,024,986	2,028,856

14. Selected Quarterly Data (unaudited, in thousands, except for loss per share data)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Revenue
Contract research	$-	$232	$1,172	$2,073
License	-	4,335	-	-
Total revenue	$-	$4,567	$1,172	$2,073
Operating expenses
Research and development	7,371	6,327	11,919	15,683
General and administrative	2,647	2,081	2,167	2,538
Loss from operations	(10,018)	(3,841)	(12,914)	(16,148)
Interest income	1	12	3	2
Interest expense	(328)	(384)	(736)	(684)
Net loss attributable to common shareholders	$(10,345)	$(4,213)	$(13,647)	$(16,830)
Net loss per share - basic and diluted	$(0.42)	$(0.16)	$(0.41)	$(0.51)
Shares used in calculating basic and diluted net loss per share	24,904	26,382	33,184	33,197

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
Operating expenses
Research and development	$1,876	$7,424	$3,156	$4,413
General and administrative	972	1,777	1,495	1,825
Loss from operations	(2,848)	(9,201)	(4,651)	(6,238)
Interest income	105	1	1	1
Interest expense	(407)	(328)	(331)	(331)
Net Loss	$(3,150)	$(9,528)	$(4,981)	$(6,568)
Accretion of redeemable convertible preferred shares	(314)	-	-	-
Net loss attributable to common shareholders	$(3,464)	$(9,528)	$(4,981)	$(6,568)
Net loss per share - basic and diluted	$(0.26)	$(0.45)	$(0.24)	$(0.27)
Shares used in calculating basic and diluted net loss per share	13,251	21,035	21,038	24,147