Form 10-Q
period 2014-03-31
CEMPRA, INC.
filed 2014-04-29
CIK 1461993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 17, 2014 there were 33,201,394 shares of the registrant’s common stock, $0.001 par value, outstanding.

CEMPRA, INC.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CEMPRA, INC.

Consolidated Balance Sheets

(Unaudited)

	December 31,	March 31,
	2013	2014

Assets
Current assets
Cash and equivalents	$96,502,918	$79,554,555
Receivables	1,626,237	3,145,503
Prepaid expenses	407,911	1,769,421
Total current assets	98,537,066	84,469,479
Furniture, fixtures and equipment, net	137,721	144,249
Deposits	333,031	345,906
Total assets	$99,007,818	$84,959,634
Liabilities
Current liabilities
Accounts payable	$6,273,602	$8,786,715
Accrued expenses	391,657	462,226
Accrued payroll and benefits	1,043,247	413,953
Deferred revenue	31,988	31,988
Warrant liability	920,174	875,751
Current portion of long-term debt	2,200,922	-
Total current liabilities	10,861,590	10,570,633
Deferred revenue	5,632,600	5,632,600
Long-term debt	12,538,238	14,923,117
Total liabilities	29,032,428	31,126,350
Commitments and Contingencies (Note 4)
Shareholders' Equity
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2013 and March 31, 2014	-	-
Common stock; $.001 par value; 80,000,000 shares authorized; 33,200,341 and 33,201,394 issued and outstanding at December 31, 2013 and March 31, 2014, respectively	33,200	33,201
Additional paid-in capital	236,202,423	237,081,326
Accumulated deficit	(166,260,233)	(183,281,243)
Total shareholders’ equity	69,975,390	53,833,284
Total liabilities and shareholders’ equity	$99,007,818	$84,959,634

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2013	2014

Revenue
Contract research	$-	$2,983,830
Other	-	99,119
Total revenue	-	3,082,949
Operating expenses
Research and development	7,370,960	16,383,658
General and administrative	2,647,253	3,189,697
Total operating expenses	10,018,213	19,573,355
Loss from operations	(10,018,213)	(16,490,406)
Other income (expense)
Interest income	589	45,124
Interest expense	(327,286)	(575,728)
Other income (expense), net	(326,697)	(530,604)
Net loss and comprehensive loss	$(10,344,910)	$(17,021,010)
Basic and diluted net loss attributable to common shareholders per share	$(0.42)	$(0.51)
Basic and diluted weighted average shares outstanding	24,903,774	33,200,950

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months ended March 31,
	2013	2014

Operating activities
Net loss	$(10,344,910)	$(17,021,010)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation	5,929	14,534
Share-based compensation	990,584	876,704
Change in fair value of warrant liabilities	-	(44,421)
Amortization of debt issuance costs	88,536	217,603
Changes in operating assets and liabilities
Receivables	-	(1,519,266)
Prepaid expenses	(378,949)	(1,361,510)
Deposits	-	(12,875)
Accounts payable	(563,576)	2,513,110
Accrued expenses	656,956	70,569
Accrued payroll and benefits	(392,560)	(629,294)
Net cash used in operating activities	(9,937,990)	(16,895,856)
Investing activities
Purchases of furniture, fixtures and equipment	(18,803)	(21,061)
Net cash used in investing activities	(18,803)	(21,061)
Financing activities
Proceeds from exercise of stock options	-	2,200
Payment of debt issuance costs	-	(33,646)
Net cash provided by financing activities	-	(31,446)
Net change in cash and equivalents	(9,956,793)	(16,948,363)
Cash and equivalents at beginning of the period	70,108,754	96,502,918
Cash and equivalents at end of the period	$60,151,961	$79,554,555
Supplemental cash flow information
Cash paid for interest	$238,750	$358,125

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

March 31, 2014

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

Unaudited Interim Financial Data

The accompanying interim consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2013 contained in the Company’s Annual Report on Form 10-K. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2014 and the results of operations and cash flows for the three months ended March 31, 2013 and 2014. The December 31, 2013 consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures including notes required by GAAP for complete financial statements.

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

3. Fair Value of Financial Instruments

The carrying values of cash equivalents, receivables, prepaid expenses, and accounts payable at March 31, 2014 approximated their fair values due to the short-term nature of these items.

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

At December 31, 2013 and March 31, 2014, financial instruments and respective fair values have been classified as follows:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2013
Assets:
Money Market Funds	$91,165,448	$-	$-	$91,165,448
Total assets at fair value:	$91,165,448	$-	$-	$91,165,448
Liabilities:
Warrant liabilities	$-	$-	$920,174	$920,174
Total liabilities at fair value:	$-	$-	$920,174	$920,174

	Quoted Prices	Significant
	in Active	Other	Significant	Balance at
	Markets for	Observable	Unobservable	March 31,
	Identical Assets	Inputs	Inputs	2014
	(Level 1)	(Level 2)	(Level 3)	(Unaudited)
Assets:
Money Market Funds	$74,766,077	$-	$-	$74,766,077
Total assets at fair value:	$74,766,077	$-	$-	$74,766,077
Liabilities:
Warrant liabilities	$-	$-	$875,751	$875,751
Total liabilities at fair value:	$-	$-	$875,751	$875,751

The change in the fair value measurement using significant unobservable inputs (Level 3) is summarized below:

Balance at December 31, 2013	$920,174
Change in fair value recorded as interest income (Unaudited)	(44,423)
Balance at March 31, 2014 (Unaudited)	$875,751

The Company calculated the fair value of the Hercules Warrants (see Note 8) using a Binomial model.  For the three months ended March 31, 2014, the Company applied the following assumptions:

	Three Months Ended March 31, 2014
	First Hercules	Second Hercules
	Warrant	Warrant
Estimated dividend yield	-	-
Volatility	81.2%	81.3%
Risk-free interest rate	2.7%	2.8%
Expected life of warrant (in years)	7.75	9.17

The December 2011 Note (defined and discussed in Note 8), which is classified as a level 2 liability has a variable interest rate and, accordingly, its carrying value approximates its fair value. At March 31, 2014, the carrying value was $14.9 million. There were no transfers between levels of the fair value hierarchy for any assets or liabilities measured at fair value in the three months ended March 31, 2014.

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

Under the agreement, the Company is reimbursed and recognizes revenue as allowable costs are incurred plus a portion of the fixed-fee earned. The Company considers fixed-fees under cost reimbursable agreements to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated agreement costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed. For the three-month period ended March 31, 2014, the Company recognized $3.0 million in revenue under this agreement.

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

The Company has determined that there are six deliverables under this agreement including (1) the license to develop and commercialize solithromycin in Japan, (2) the obligation of the Company to conduct Phase 3 studies and obtain regulatory approval in the United States and one other territory, (3) participation in a Joint Development Committee, or JDC, (4) participation in a Joint Commercialization Committee, or JCC, (5) the right to use the Company’s trademark, and (6) a supply agreement. The amounts received under the license agreement have been allocated to the deliverables based on their relative fair values and will be recognized into income when the revenue recognition criteria have been achieved. As of March 31, 2014, the license is the only unit of accounting that has been delivered. The Company has recognized $4.3 million in revenue associated with the delivery of the license. The Company has recorded $5.7 million as deferred revenue at March 31, 2014 which will be recorded as revenue when the revenue recognition criteria of each deliverable have been met.

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

5. Receivables

Receivables consist of billed and unbilled amounts that have been earned under the Company’s licensing agreements or its contract with BARDA. At March 31, 2014, the Company’s receivables consisted primarily of earned but unbilled receivables under the BARDA agreement.

6. Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consist of the following as of:

	Useful Life (years)	December 31,	March 31,
		2013	2014
			(Unaudited)
Computer equipment	2	$207,795	$207,795
Software	2	41,842	56,842
Furniture	5	74,499	74,499
Leasehold improvements	3	11,936	17,997
Total furniture, fixtures and equipment		336,072	357,133
Less accumulated depreciation		(198,351)	(212,884)
Furniture, fixtures and equipment, net		$137,721	$144,249

During the three-month periods ended March 31, 2013 and 2014, the Company recorded $5,929 and $14,534 in depreciation expense, respectively.

7. Accrued Expenses

Accrued expenses are comprised of the following as of:

	December 31,	March 31,
	2013	2014
		(Unaudited)
Accrued professional fees	$153,689	$197,119
Other accrued fees	55,046	22,617
Accrued interest	123,354	123,354
Deferred rent	59,568	119,136
Total accrued expenses	$391,657	$462,226

8. Long-term Debt

In December 2011, the Company entered into a $20,000,000 loan and security agreement (the “December 2011 Note”) with Hercules Technology Growth Capital, Inc. (“Hercules”) and borrowed $10,000,000 upon closing. The principal amount outstanding under the $10,000,000 borrowing bears interest at the greater of (i) 9.55%, or (ii) the sum of 9.55% plus the prime lending rate, as published by the Wall Street Journal, minus 3.25% per annum. The terms of the December 2011 Note agreement provided that the Company could, at any time prior to October 1, 2012, request another borrowing in the aggregate amount of $10,000,000. The Company elected not to request the additional borrowing and let the option expire on September 30, 2012. In May 2013, the Company amended its December 2011 Note, increasing the initial loan amount to $15,000,000, and receiving an additional $5,238,327 upon closing. The Company also extended the date by which it could request the additional $10,000,000 to September 30, 2013. The Company elected not to request the additional borrowing and let the option expire on September 30, 2013.  In March 2014, the Company amended the December 2011 Note.  The terms of the March 2014 amendment provide that the Company can, at any time prior to December 26, 2014, request another borrowing in the aggregate amount of $3,000,000.   This amendment also provides for the Company to make interest only payments through May 31, 2015. Principal and interest payments will start on July 1, 2015 over a 25-month amortization period.   The principal balance outstanding on the loan agreement and all accrued but unpaid interest thereunder will be due and payable on June 1, 2017. In addition, the Company is to pay Hercules the following fees:

—

$400,000 on the earliest to occur of (i) December 1, 2015, (ii) the date that the Company prepays all of the outstanding advances and accrued interest, or (iii) the date that all of the advances and interest become due and payable.

—

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

In connection with the initial closing of the December 2011 Note, the Company entered into a warrant agreement with Hercules (the “First Hercules Warrant”), under which Hercules has the right to purchase 39,038 shares of the Company’s common stock. The exercise price of the First Hercules Warrant was initially $10.25 per share, subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection. In connection with the amendment to the loan agreement, the exercise price of the First Hercules Warrant was reduced to the lower of (a) $6.11, and (b) the effective price per share of the Company’s common stock issued or issuable in any offering of the Company’s equity or equity-linked securities that occurs prior to June 1, 2014, provided that such offering is effected principally for equity or debt-financing purposes. The First Hercules Warrant expires on December 20, 2021. Proceeds equal to the fair value of the Hercules Warrant were recorded as a liability at the date of issuance and the borrowings under the December 2011 Note will be increased to equal the face amount of the borrowings plus interest through interest expense over the term of the loan using the effective interest method. Upon completion of the Company’s initial public offering (“IPO”) on February 2, 2012, the warrant liability was reclassified to additional paid-in capital. Since the amendment to the warrant in May 2013 resulted in a variable exercise price, the fair value of the warrant as of the date of the amendment was reclassified from additional paid-in capital to a warrant liability.

Additionally, in connection with the May 2013 amendment of the December 2011 Note, the Company entered into a warrant agreement with Hercules (the “Second Hercules Warrant”), under which Hercules has the right to purchase an aggregate number of shares of the Company’s common stock equal to the quotient derived by dividing $609,533 by the exercise price then in effect, which is defined as the lower of (a) $6.11, and (b) the effective price per share of the Company’s common stock issued or issuable in any offering of the Company’s equity or equity-linked securities that occurs prior to June 1, 2014, provided that such offering is effected principally for equity or debt-financing purposes. The exercise price is subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection. The Second Hercules Warrant expires on May 31, 2023. Proceeds equal to the fair value of the Second Hercules Warrant were recorded as a liability at the date of issuance and the borrowings under the December 2011 Note will be increased to equal the face amount of the borrowings plus interest through interest expense over the term of the loan using the effective interest method.

9. Shareholders’ Equity (Deficit)

Common Stock

During 2014, the Company issued 1,053 shares of common stock at a weighted average exercise price of $2.09 per share for the exercise of option grants.

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

The following table presents common stock reserved for future issuance for the following equity instruments as of March 31, 2014:

Warrants to purchase common stock	338,185
Options:
Outstanding under the 2006 Stock Plan	687,447
Outstanding under the 2011 Equity Incentive Plan	1,694,101
Available for future grants under the 2011 Equity Incentive Plan	1,434,978
Total common stock reserved for future issuance	4,154,711

10. Stock Option Plans

The Company adopted the 2006 Stock Plan in January 2006 (the “2006 Plan”). The 2006 Plan provided for the granting of incentive share options, nonqualified share options and restricted shares to Company employees, representatives and consultants. As of March 31, 2014, there were options for an aggregate of 687,447 shares issued and outstanding under the 2006 Plan.

The Company’s board of directors adopted the 2011 Equity Incentive Plan in October 2011 (the “2011 Plan”), which authorizes the issuance of up to 3,131,579 shares under the 2011 Plan. As of March 31, 2014, there were 1,434,978 options shares available under the 2011 Plan.

Upon adoption of the 2011 Plan, the Company eliminated the authorization for any unissued shares previously reserved under the Company’s 2006 Plan. The stock awards previously issued under the 2006 Plan remain in effect in accordance with the terms of the 2006 Plan.

The following table summarizes the Company’s 2006 and 2011 Plan activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value (1)
Outstanding - December 31, 2013	1,832,851	$5.26
Granted	585,750	13.04
Exercised	(1,053)	2.09
Forfeited	(36,000)	10.26
Expired	-	-
Outstanding - March 31, 2014	2,381,548	7.10	7.97	$11,482,470
Exercisable - March 31, 2014	1,626,615	5.27	7.31	10,301,415
Vested and expected to vest at March 31, 2014 (2)	2,307,656	$6.98	7.92	$11,364,949
(1)	Intrinsic value is the excess of the fair value of the underlying common shares as of March 31, 2014 over the weighted-average exercise price.
(2)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.

The following table summarizes certain information about all options outstanding as of March 31, 2014:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Remaining Contractual Term (in years)
$0.48 - $1.71	85,056	2.48	85,056	2.48
$1.72 - $2.94	602,391	5.85	561,577	5.79
$5.40 - $7.86	1,089,351	8.56	918,988	8.52
$7.87 - $13.10	604,750	9.77	60,994	9.77
	2,381,548		1,626,615

During the three-month period ended March 31, 2013 and 2014, the Company recorded $990,584 and $876,704 in share-based compensation expense, respectively. As of March 31, 2014, approximately $4,969,422 of total unrecognized compensation cost related to unvested share options is expected to be recognized over a weighted-average period of 2.97 years.

11. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2014 as the Company incurred losses for the three-month period ended March 31, 2014 and is forecasting additional losses through the fourth quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2014. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

12. Net Loss Per Share

Basic and diluted net loss per common share was determined by dividing net loss attributable to common shareholders by the weighted average common shares outstanding during the period. The Company’s potentially dilutive shares, which include warrants and common share options, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended March 31,
	2013	2014
	(Unaudited)
Warrants outstanding	247,370	338,185
Stock options outstanding	1,512,213	2,330,182
	1,759,583	2,668,367

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2013, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1. Business - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a clinical-stage pharmaceutical company focused on developing differentiated antibiotics for the acute care and community settings to meet critical medical needs in the treatment of bacterial infectious diseases, particularly respiratory tract infections and chronic staphylococcal infections. Our lead product, solithromycin (CEM-101), is in Phase 3 clinical trials. We are developing solithromycin in oral capsules, intravenous, or IV, and suspension formulations, initially for the treatment of community acquired bacterial pneumonia, or CABP, one of the most serious infections of the respiratory tract. We have also completed a Phase 2 study of solithromycin in uncomplicated gonorrhea and are planning a Phase 3 trial for which, based on discussions with the U.S. Food and Drug Administration, or FDA, we believe a single Phase 3 trial will be sufficient when submitted with the Phase 3 trial results from our planned NDA for solithromycin for the treatment of CABP. Our second program is Taksta, which we are developing exclusively in the U.S. as a long term oral treatment for prosthetic joint infections, or PJI, caused by staphylococci, including Staphylococcus aureus and methicillin-resistant S. aureus, or MRSA. We have been conducting a Phase 2 trial for Taksta in patients with prosthetic joint infections, and for which we have stopped enrolling patients while working to develop a protocol for a Phase 3 comparator trial for Taksta as a treatment for PJI, which could lead to a new drug application, or NDA. In the meantime, we continue to provide the drug for compassionate use for patients who have no alternative therapy.

We acquired worldwide rights (exclusive of ASEAN countries) to a library of over 500 macrolide compounds, including solithromycin, from Optimer Pharmaceuticals, Inc., or Optimer, in March 2006. Optimer was acquired by Cubist Pharmaceuticals Inc. in October 2013. We entered into a long-term supply arrangement with Ercros, S.A. in March 2011, pursuant to which we have the exclusive right to acquire fusidic acid for the production of Taksta. We believe Ercros is one of only two currently known manufacturers that can produce fusidic acid compliant with the purity required for human use. The United States Patent and Trademark Office (“USPTO”) issued our patent, entitled “Fusidic Acid Dosing Regimens for Treatment of Bacterial Infections,” on May 28, 2013 with claims directed to our novel loading dose regimen for Taksta. This patent provides protection until 2029, excluding possible patent term extensions.

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

Financial Overview

Revenue

To date, we have not generated revenue from the sale of any products. All of our revenue to date has been derived from (1) a government contract and (2) the receipt of up-front proceeds under our license agreement with Toyama Chemical Co., Ltd., or Toyama, a portion of which has been recognized in accordance with generally accepted accounting principles in the U.S., or U.S. GAAP.

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

Under the contract, we are reimbursed and recognize revenue as allowable costs are incurred plus a portion of the fixed-fee earned. We consider fixed-fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated contract costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed. Through March 31, 2014, we recognized $6.5 million in revenue under this agreement.

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

Following execution of the agreement, we received a $10.0 million upfront payment from Toyama. Toyama is also obligated to pay us up to an aggregate of $60.0 million in milestone payments, depending on the achievement of various regulatory, patent, development and commercial milestones. Under the terms of the license agreement, Toyama must also pay us a royalty equal to a low-to-high first double decimal digit percentage of net sales, subject to downward adjustment in certain circumstances. Through March 31, 2014, we recognized $4.3 million in revenue under this agreement and the remainder, which is deferred, will be recognized when earned.

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

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting pre-clinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates. We recognize our research and development expenses as they are incurred. Our research and development expenses consist primarily of:

—	employee-related expenses, which include salaries, benefits and share-based compensation expense, for personnel in research and development functions;
—

fees paid to consultants and clinical research organizations, or CROs, in connection with our clinical trials, and other related clinical trial costs, such as for investigator grants, patient screening, laboratory work and statistical compilation and analysis;

—	costs related to acquiring and manufacturing clinical trial materials;
—	costs related to compliance with regulatory requirements;
—	consulting fees paid to third parties related to non-clinical research and development;
—	research supplies; and

—	license fees and milestone payments related to in-licensed technologies.

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

	Three Months Ended March 31,
	2013	2014
	(Unaudited, in thousands)
Direct research and development expense by program:
Solithromycin	$5,746	$12,790
Taksta	416	1,714
Macrolide research	12	63
Research and development personnel cost	1,078	1,525
Total direct research and development expense	7,252	16,092
Indirect research and development expense	119	292
Total research and development expense	$7,371	$16,384

The successful development of our clinical and pre-clinical product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our clinical or pre-clinical product candidates or the period, if any, in which material net cash inflows from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

—	the scope, rate of progress and expense of our ongoing, as well as any additional clinical trials required and other research and development activities;
—	future clinical trial results; and
—	the timing of regulatory approvals.

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

We are conducting our pivotal trial program for solithromycin, including one trial with oral solithromycin and one trial with IV solithromycin progressing to oral solithromycin. Both of these trials are randomized, double-blinded studies conducted against a comparator drug agreed upon with the FDA, for which we will have to show non-inferiority from an efficacy perspective and acceptable safety and tolerability. Using feedback received from the FDA, we began the Phase 3 trial with oral solithromycin in December 2012. We finalized the overall development program for solithromycin for CABP with the FDA at our end of Phase 2 meeting for solithromycin, which occurred in May 2013, and initiated the IV-to-oral trial in December 2013. In 2010, we successfully completed a Phase 2 clinical trial with Taksta in ABSSSI patients. In this trial, the Taksta loading dose regimen demonstrated efficacy, safety and tolerability that was comparable to linezolid. Like ABSSSI, prosthetic joint infections are often caused by S. aureus, including MRSA. At this time, however, we do not intend to pursue Taksta as a treatment for ABSSSI. In December 2012, we initiated a Phase 2 trial of Taksta in patients with prosthetic joint infections.

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

Other Income (Expense), Net

Interest income consists of interest earned on our cash and equivalents as well as decreases in fair value of warrants issued in connection with the note issued to Hercules Technology Growth Capital, Inc., or Hercules, in December 2011, referred to as the December 2011 Note.

Interest expense consists of interest incurred on the December 2011 Note as well as increases in fair value of warrants issued in connection with the May 31, 2013 amendment to the December 2011 Note.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our financial statements. We evaluate our estimates and judgments, including those related to accrued expenses and share-based compensation, on an ongoing basis. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission, or SEC, on February 28, 2014. We believe the following accounting policies to be most critical to the judgments and estimates used in preparation of our financial statements and such policies have been reviewed and discussed with our audit committee.

Accrued Expenses

As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with applicable vendor personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include:

—	fees paid to CROs in connection with pre-clinical or clinical trials;
—	fees paid to investigative sites in connection with clinical trials;
—	milestone payments; and
—	unpaid salaries, wages and benefits.

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

Results of Operations

Comparison of Three Months Ended March 31, 2013 and Three Months Ended March 31, 2014

The following table summarizes the results of our operations for each of three-month periods ended March 31, 2013 and 2014, together with the changes in those items in dollars:

	Three Months Ended March 31,		Dollar
	2013	2014	Change
	(Unaudited, in thousands)
Revenue
Contract research	$-	$2,984	$2,984
Other	-	99	99
Total revenue	-	3,083	3,083

Research and development expense (1)	7,371	16,384	9,013
General and administrative expense (1)	2,647	3,190	543
Other income (expense), net	(327)	(531)	(204)

(1) Includes the following share-based compensation expenses:
Research and development expense	$291	$126	$(165)
General and administrative expense	700	751	51

Contract revenue

For the three months ended March 31, 2014, contract research revenue increased $3.0 million compared to the three months ended March 31, 2013 as we initiated our BARDA contract in May 2013. We expect contract research revenue to increase as the base performance segment of the contract progresses.

Research and Development Expense

For the three months ended March 31, 2014, our research and development expense increased to $16.4 million compared to $7.4 million for the three months ended March 31, 2013. The increase of $9.0 million is primarily related to the following:

—	an increase in solithromycin clinical trial expenses of $4.6 million primarily related to the ongoing Phase 3 oral and Phase 3 IV- to- oral trials;
—	an increase in Taksta clinical trial expenses of $0.9 million primarily related to the ongoing Phase 2 trial;
—	an increase in clinical trial supplies of $1.1 million;
—	an increase in pre-clinical studies related to the BARDA program of $2.0 million; and
—	an increase in employee cost of $0.4 million primarily from increased headcount.

General and Administrative Expense

General and administrative expense increased by $0.5 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 as a result of increased employee expense of $0.4 million and franchise tax of $0.1 million.

Other Income (Expense), Net

Other income (expense) increased by $0.2 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 associated with the larger outstanding loan balance on the December 2011 Note.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in November 2005 through March 31, 2014, we have funded our operations primarily with $239.5 million from debt, and the sale of convertible notes, convertible preferred shares, common shares and common stock. As of March 31, 2014, we had cash and equivalents of approximately $79.6 million.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2013	2014
	(Unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$(9,938)	$(16,896)
Investing activities	(19)	(21)
Financing activities	-	(31)
Net increase (decrease) in cash and equivalents	$(9,957)	$(16,948)

Operating Activities. Cash used in operating activities of $9.9 million for the three months ended March 31, 2013 was primarily a result of our $10.0 million net loss and cash used by changes in operating assets and liabilities of $0.9 million partially offset by non-cash items of $1.0 million. Cash used in operating activities of $16.9 million for the three months ended March 31, 2014 was primarily a result of our $17.0 million net loss and cash used by changes in operating assets and liabilities of $0.9 million partially offset by non-cash items of $1.0 million.

Investing Activities. Net cash used in investing activities was $19,000 for the three months ended March 31, 2013 and $21,000 for the three months ended March 31, 2014. Cash used in investing activities during each of these periods reflected our purchases of equipment.

Financing Activities. Net cash used in financing activities was $31,000 for the three months ended March 31, 2014 related to the March 2014 amendment of the December 2011 Note.  There were no financing activities in the same period of 2013.

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

We expect that our existing cash and equivalents, including interest thereon, and timely receipts under the BARDA contract and expected milestone payments from Toyama, will enable us to fund our operating expenses and capital expenditure requirements through 2015, which includes the completion of enrollment in our two Phase 3 clinical trials and the completion of the two auxiliary clinical studies currently expected to be necessary to support the planned NDA for solithromycin for the treatment of CABP, based on current assumptions. We will need to obtain additional financing for the continued development of solithromycin for indications other than CABP and gonorrhea, the continued development of Taksta and our other product candidates and prior to the commercialization of any of our product candidates. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect due to development times and/or expenses being greater than expected, or the initiation of studies and clinical trials earlier or later than anticipated. Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates and to launch these products.

Our future capital requirements will depend on many factors, including:

—

the progress, costs and results of our ongoing oral solithromycin Phase 3 oral trial and Phase 3 IV-to-oral trial for solithromycin, our ongoing Taksta Phase 2 trial and any future trials for solithromycin and Taksta;

—	the scope, progress costs, and results of pre-clinical development, laboratory testing and clinical trials for other indications or for our other product candidates;
—	the costs, timing and outcome of regulatory review of our product candidates;
—	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;
—	Receipt of payments under the BARDA contract;
—	our ability to establish collaborations on favorable terms;
—	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
—	revenue if any, received from sales of our product candidates, if approved by the FDA;
—	the extent to which we acquire or invest in businesses, products and technologies;
—	our ability to obtain government or other third-party funding; and
—	Obtaining milestone payments from Toyama.

Until we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds except for the $3.0 million available under the Hercules loan. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of any securities may include liquidation or other preferences that adversely affect our stockholders’ rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, such as currently imposed under the loan from Hercules. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice and therefore we believe that our non-cancelable obligations under these agreements are not material

During the three months ended March 31, 2014, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those specified in our 2013 Annual Report on Form 10-K, except for:

December 2011 Note

In March 2014, we amended the December 2011 Note. The terms of the March 2014 amendment provided that we can, at any time prior to December 26, 2014, request another borrowing in the aggregate amount of $3,000,000.  This amendment also provides for us to make interest only payments through May 31, 2015. Principal and interest payments will start June 1, 2015 over a 25-month amortization period. The principal balance outstanding on the December 2011 Note and all accrued but unpaid interest thereunder will be due and payable on June 1, 2017.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the quarter ended March 31, 2014. For additional information regarding market risk, refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2013 Annual Report on Form 10-K.

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

PART II—OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Filed	Exhibit Number	Filed Herewith

10.24	Third Amendment, dated March 31, 2014, to Office Lease Agreement dated November 9, 2011 between Cempra Pharmaceuticals, Inc., and Property Reserve, Inc.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	Financials in XBRL format.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEMPRA, INC.

Dated: April 29, 2014	By:	/s/ Prabhavathi Fernandes, Ph.D.
Prabhavathi Fernandes, Ph.D.
President and Chief Executive Officer

Dated: April 29, 2014	By:	/s/ Mark W. Hahn
Mark W. Hahn
Chief Financial Officer

Dated: April 29, 2014	By:	/s/ Shane M. Barton
Shane M. Barton
Chief Accounting Officer