Form 10-Q
period 2014-06-30
CEMPRA, INC.
filed 2014-07-29
CIK 1461993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 22, 2014 there were 33,243,227 shares of the registrant’s common stock, $0.001 par value, outstanding.

CEMPRA, INC.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CEMPRA, INC.

Consolidated Balance Sheets

(Unaudited)

	December 31,	June 30,
	2013	2014

Assets
Current assets
Cash and equivalents	$96,502,918	$68,642,331
Receivables	1,626,237	1,335,573
Prepaid expenses	407,911	2,964,394
Total current assets	98,537,066	72,942,298
Furniture, fixtures and equipment, net	137,721	144,654
Deposits	333,031	381,367
Total assets	$99,007,818	$73,468,319
Liabilities
Current liabilities
Accounts payable	$6,273,602	$9,402,313
Accrued expenses	391,657	404,501
Accrued payroll and benefits	1,043,247	857,117
Deferred revenue	31,988	31,988
Warrant liability	920,174	-
Current portion of long-term debt	2,200,922	443,237
Total current liabilities	10,861,590	11,139,156
Deferred revenue	5,632,600	5,632,600
Long-term debt	12,538,238	17,663,854
Total liabilities	29,032,428	34,435,610
Commitments and Contingencies (Note 4)
Shareholders' Equity
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2013 and June 30, 2014	-	-
Common stock; $.001 par value; 80,000,000 shares authorized; 33,200,341 and 33,230,483 issued and outstanding at December 31, 2013 and June 30, 2014, respectively	33,200	33,230
Additional paid-in capital	236,202,423	238,658,418
Accumulated deficit	(166,260,233)	(199,658,939)
Total shareholders’ equity	69,975,390	39,032,709
Total liabilities and shareholders’ equity	$99,007,818	$73,468,319

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014

Revenue
Contract research	$232,340	$1,896,705	$232,340	$4,880,535
License	4,335,412	-	4,335,412	-
Other	-	-	-	99,119
Total revenue	4,567,752	1,896,705	4,567,752	4,979,654
Operating expenses
Research and development	6,326,986	15,197,917	13,697,946	31,581,575
General and administrative	2,081,450	2,604,898	4,728,703	5,794,595
Total operating expenses	8,408,436	17,802,815	18,426,649	37,376,170
Loss from operations	(3,840,684)	(15,906,110)	(13,858,897)	(32,396,516)
Other income (expense)
Interest income	12,678	88,145	13,267	133,269
Interest expense	(385,040)	(559,731)	(712,326)	(1,135,459)
Other income (expense), net	(372,362)	(471,586)	(699,059)	(1,002,190)
Net loss and comprehensive loss	$(4,213,046)	$(16,377,696)	$(14,557,956)	$(33,398,706)
Basic and diluted net loss attributable to common shareholders per share	$(0.16)	$(0.49)	$(0.57)	$(1.01)
Basic and diluted weighted average shares outstanding	26,381,943	33,216,865	25,646,941	33,208,952

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months ended June 30,
	2013	2014

Operating activities
Net loss	$(14,557,956)	$(33,398,706)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation	13,905	29,765
Share-based compensation	1,618,745	1,606,831
Change in fair value of warrant liabilities	(12,019)	(119,657)
Amortization of debt issuance costs	194,848	402,837
Changes in operating assets and liabilities
Receivables	(232,340)	290,664
Prepaid expenses	(247,397)	(2,556,483)
Deposits	(904)	(48,336)
Accounts payable	(197,666)	3,128,711
Accrued expenses	537,292	12,844
Accrued payroll and benefits	(138,095)	(186,130)
Deferred revenue	5,664,588	-
Net cash used in operating activities	(7,356,999)	(30,837,660)
Investing activities
Purchases of furniture, fixtures and equipment	(41,817)	(36,698)
Net cash used in investing activities	(41,817)	(36,698)
Financing activities
Proceeds from borrowing on long-term debt	5,238,327	3,000,000
Payments on long-term debt	(238,327)	-
Proceeds from exercise of stock options	-	48,677
Proceeds from issuance of common stock, net of underwriting discounts	54,442,512	-
Payment of offering costs	(220,150)	-
Payment of debt issuance costs	(300,372)	(34,906)
Net cash provided by financing activities	58,921,990	3,013,771
Net change in cash and equivalents	51,523,174	(27,860,587)
Cash and equivalents at beginning of the period	70,108,754	96,502,918
Cash and equivalents at end of the period	$121,631,928	$68,642,331
Supplemental cash flow information
Cash paid for interest	$398,673	$724,209
Allocation of the long-term debt proceeds to warrant	$461,144	$-
Reclassification of warrant liability to additional paid-in capital	$-	$800,517
Reclassification of additional paid-in capital to warrant liability	$241,587	$-

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

June 30, 2014

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

Unaudited Interim Financial Data

The accompanying interim consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2013 contained in the Company’s Annual Report on Form 10-K. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2014 and the results of operations and cash flows for the three months and six months ended June 30, 2013 and 2014. The December 31, 2013 consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures including notes required by U.S. GAAP for complete financial statements.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for generally accepted accounting principles (“GAAP”). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for the Company for the year ending December 31, 2017. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s consolidated financial statements.

3. Fair Value of Financial Instruments

The carrying values of cash equivalents, receivables, prepaid expenses, and accounts payable at June 30, 2014 approximated their fair values due to the short-term nature of these items.

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

At December 31, 2013 and June 30, 2014, financial instruments and respective fair values have been classified as follows:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2013
Assets:
Money Market Funds	$91,165,448	$-	$-	$91,165,448
Total assets at fair value:	$91,165,448	$-	$-	$91,165,448
Liabilities:
Warrant liabilities	$-	$-	$920,174	$920,174
Total liabilities at fair value:	$-	$-	$920,174	$920,174

	Quoted Prices	Significant
	in Active	Other	Significant	Balance at
	Markets for	Observable	Unobservable	June 30,
	Identical Assets	Inputs	Inputs	2014
	(Level 1)	(Level 2)	(Level 3)	(Unaudited)
Assets:
Money Market Funds	$64,265,263	$-	$-	$64,265,263
Total assets at fair value:	$64,265,263	$-	$-	$64,265,263
Liabilities:
Warrant liabilities	$-	$-	$-	$-
Total liabilities at fair value:	$-	$-	$-	$-

The change in the fair value measurement using significant unobservable inputs (Level 3) is summarized below:

Balance at December 31, 2013	$920,174
Change in fair value recorded as interest income (Unaudited)	(132,050)
Change in fair value recorded as interest expense (Unaudited)	12,393
Reclassification of warrant liability to additional paid-in capital (Unaudited)	(800,517)
Balance at June 30, 2014 (Unaudited)	$-

The warrant liability was reclassified to additional paid-in capital in the second quarter of 2014 upon expiration of the pricing feature in the May 2013 amendment (see Note 8).  The Company calculated the fair value of the Hercules Warrants at the expiration of the pricing feature (see Note 8) using a Binomial model.  For the six months ended June 30, 2014, the Company applied the following assumptions:

	Six Months Ended June 30, 2014
	First Hercules	Second Hercules
	Warrant	Warrant
Estimated dividend yield	-	-
Volatility	85.8%	87.4%
Risk-free interest rate	2.3%	2.4%
Expected life of warrant (in years)	7.58	9.00

The December 2011 Note (defined and discussed in Note 8), which is classified as a level 2 liability has a variable interest rate and, accordingly, its carrying value approximates its fair value. At June 30, 2014, the carrying value was $18.1 million. There were no transfers between levels of the fair value hierarchy for any assets or liabilities measured at fair value in the six months ended June 30, 2014.

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

Biomedical Advanced Research and Development Authority

In May 2013, the Company entered into an agreement with BARDA, for the evaluation and development of the Company’s lead product candidate solithromycin for the treatment of bacterial infections in pediatric populations, segment III developmental toxicology, pediatric suspension and infections caused by bioterror threat pathogens.

The agreement is a cost plus fixed fee development contract, with a base performance segment valued at approximately $17.7 million, and four option work segments that BARDA may request at its sole discretion pursuant to the agreement. If all four option segments are requested, the cumulative value of the agreement would be approximately $58.0 million. Three of the options are cost plus fixed fee arrangements and one option is a cost sharing arrangement for which the Company would be responsible for a designated portion of the costs associated with that work segment. The estimated period of performance for the base performance segment is May 24, 2013 through May 23, 2015. If all option segments are requested, this estimated period of performance would be extended until approximately May 23, 2018.

Under the agreement, the Company is reimbursed and recognizes revenue as allowable costs are incurred plus a portion of the fixed-fee earned. The Company considers fixed-fees under cost reimbursable agreements to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated agreement costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed. For the three-month and six-month periods ended June 30, 2014, the Company recognized $1.9 million and $4.9 million, respectively in revenue under this agreement.

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

The Company has determined that there are six deliverables under this agreement including (1) the license to develop and commercialize solithromycin in Japan, (2) the obligation of the Company to conduct Phase 3 studies and obtain regulatory approval in the United States and one other territory, (3) participation in a Joint Development Committee, or JDC, (4) participation in a Joint Commercialization Committee, or JCC, (5) the right to use the Company’s trademark, and (6) a supply agreement. The amounts received under the license agreement have been allocated to the deliverables based on their relative fair values and will be recognized into income when the revenue recognition criteria have been achieved. As of June 30, 2014, the license is the only unit of accounting that has been delivered. The Company has recognized $4.3 million in revenue associated with the delivery of the license. The Company has recorded $5.7 million as deferred revenue at June 30, 2014 which will be recorded as revenue when the revenue recognition criteria of each deliverable have been met.

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

5. Prepaid Expenses

Prepaid expenses are comprised of the following as of:

	December 31,	June 30,
	2013	2014
		(Unaudited)
Prepaid developmental expenses	$-	$2,319,000
Prepaid insurance	266,427	445,365
Other prepaid expenses	141,484	200,029
Total prepaid expenses	$407,911	$2,964,394

6. Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consist of the following as of:

	Useful Life (years)	December 31,	June 30,
		2013	2014
			(Unaudited)
Computer equipment	2	$207,795	$207,795
Software	2	41,842	64,484
Furniture	5	74,499	74,499
Leasehold improvements	3	11,936	25,992
Total furniture, fixtures and equipment		336,072	372,770
Less accumulated depreciation		(198,351)	(228,116)
Furniture, fixtures and equipment, net		$137,721	$144,654

During the three-month periods ended June 30, 2013 and 2014, the Company recorded $7,976 and $15,233 in depreciation expense, respectively.  During the six-month periods ended June 30, 2013 and 2014, the Company recorded $13,905 and $29,765 in depreciation expense, respectively.

7. Accrued Expenses

Accrued expenses are comprised of the following as of:

	December 31,	June 30,
	2013	2014
		(Unaudited)
Accrued professional fees	$153,689	$251,549
Other accrued fees	55,046	15,722
Accrued interest	123,354	119,375
Deferred rent	59,568	17,855
Total accrued expenses	$391,657	$404,501

8. Long-term Debt

In December 2011, the Company entered into a $20,000,000 loan and security agreement (the “December 2011 Note”) with Hercules Technology Growth Capital, Inc. (“Hercules”) and borrowed $10,000,000 upon closing. Borrowings under the December 2011 Note bear interest at the greater of (i) 9.55%, or (ii) the sum of 9.55% plus the prime lending rate, as published by the Wall Street Journal, minus 3.25% per annum. The terms of the December 2011 Note agreement provided that the Company could, at any time prior to October 1, 2012, request another borrowing in the aggregate amount of $10,000,000. The Company elected not to request the additional borrowing and let the option expire on September 30, 2012. In May 2013, the Company amended its December 2011 Note, increasing the initial loan amount to $15,000,000, and receiving an additional $5,238,327 upon closing. The Company also extended the date by which it could request the additional $10,000,000 to September 30, 2013. The Company elected not to request the additional borrowing and let the option expire on September 30, 2013.  In March 2014, the Company amended the December 2011 Note providing the Company the ability to request, at any time prior to December 26, 2014, another borrowing in the aggregate amount of $3,000,000.   This amendment also provides for the Company to make interest only payments through May 31, 2015. In June 2014, the Company borrowed the additional $3,000,000 and amended the December 2011 Note to provide the Company the ability to request, at any time prior to June 30, 2015, additional borrowings of up to $10,000,000.  The additional borrowings will be made available to the Company as follows: $5,000,000 upon the receipt of a specified amount of milestone payments from Toyama and the remaining $5,000,000 upon our receipt, by a specified date, of designated Phase 3 data for oral solithromycin. Principal and interest payments will start on June 1, 2015 over a 35-month amortization period.   The principal balance outstanding on the loan agreement and all accrued but unpaid interest thereunder will be due and payable on April 1, 2018. In addition, the Company is to pay Hercules the following fees:

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

—

$100,000 on the earliest to occur of (i) April 1, 2018, (ii) the date that the Company prepays all of the outstanding advances and accrued interest, or (iii) the acceleration of the date that all of the advances and interest become due and payable. If the Company borrows any portion of the $10,000,000 made available in the June 2014 amendment, the Company will incur an additional $100,000 in fees with the same due dates.

The Company granted Hercules a security interest in all of its assets, except intellectual property. The Company’s obligations to Hercules include restrictions on borrowing, asset transfers, placing liens or security interests on the Company’s assets including its intellectual property, mergers and acquisitions and distributions to stockholders.

In connection with the initial closing of the December 2011 Note, the Company entered into a warrant agreement with Hercules (the “First Hercules Warrant”), under which Hercules has the right to purchase 39,038 shares of the Company’s common stock. The exercise price of the First Hercules Warrant was initially $10.25 per share, subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection. In connection with the May 2013 amendment to the loan agreement, the exercise price of the First Hercules Warrant was reduced to the lower of (a) $6.11, and (b) the effective price per share of the Company’s common stock issued or issuable in any offering of the Company’s equity or equity-linked securities prior to June 1, 2014, provided that such offering is effected principally for equity or debt-financing purposes. Since the May 2013 amendment to the warrant resulted in a variable exercise price, the fair value of the warrant as of the date of the amendment was reclassified from additional paid-in capital to a warrant liability. The Company did not offer any common stock between the amendment date and June 1, 2014 at a price below $6.11, therefore, the exercise price of the First Hercules Warrant became fixed at $6.11, which resulted in the warrant liability being reclassified to additional paid-in capital in the second quarter of 2014.

Additionally, in connection with the May 2013 amendment of the December 2011 Note, the Company entered into a warrant agreement with Hercules (the “Second Hercules Warrant”), under which Hercules has the right to purchase an aggregate number of shares of the Company’s common stock equal to the quotient derived by dividing $609,533 by the exercise price then in effect, which is defined as the lower of (a) $6.11, and (b) the effective price per share of the Company’s common stock issued or issuable in any offering of the Company’s equity or equity-linked securities prior to June 1, 2014, provided that such offering is effected principally for equity or debt-financing purposes. The Second Hercules Warrant expires on May 31, 2023. Proceeds equal to the fair value of the Second Hercules Warrant were recorded as a liability at the date of issuance and the borrowings under the December 2011 Note will be increased to equal the face amount of the borrowings plus interest through interest expense over the term of the loan using the effective interest method. The Company did not offer any common stock between the amendment date and June 1, 2014 at a price below $6.11, therefore, the exercise price of the Second Hercules Warrant became fixed at $6.11, which resulted in the warrant being fixed at 99,760 shares of common stock and the warrant liability being reclassified to additional paid-in capital in the second quarter of 2014.

9. Shareholders’ Equity (Deficit)

Common Stock

During the first six months of 2014, the Company issued 30,142 shares of common stock at a weighted average exercise price of $1.62 per share for the exercise of option grants.

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

The following table presents common stock reserved for future issuance for the following equity instruments as of June 30, 2014:

Warrants to purchase common stock	338,185
Options:
Outstanding under the 2006 Stock Plan	658,358
Outstanding under the 2011 Equity Incentive Plan	1,752,142
Available for future grants under the 2011 Equity Incentive Plan	1,376,937
Total common stock reserved for future issuance	4,125,622

10. Stock Option Plans

The Company adopted the 2006 Stock Plan in January 2006 (the “2006 Plan”). The 2006 Plan provided for the granting of incentive share options, nonqualified share options and restricted shares to Company employees, representatives and consultants. As of June 30, 2014, there were options for an aggregate of 658,358 shares issued and outstanding under the 2006 Plan.

The Company’s board of directors adopted the 2011 Equity Incentive Plan in October 2011 (the “2011 Plan”), which authorizes the issuance of up to 3,131,579 shares under the 2011 Plan. As of June 30, 2014, there were 1,752,142 options shares available under the 2011 Plan.

Upon adoption of the 2011 Plan, the Company eliminated the authorization for any unissued shares previously reserved under the Company’s 2006 Plan. The stock awards previously issued under the 2006 Plan remain in effect in accordance with the terms of the 2006 Plan.

The following table summarizes the Company’s 2006 and 2011 Plan activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value (1)
Outstanding - December 31, 2013	1,832,851	$5.26
Granted	658,250	12.56
Exercised	(30,142)	1.62
Forfeited	(50,459)	10.55
Outstanding - June 30, 2014	2,410,500	7.19	7.84	$9,893,385
Exercisable - June 30, 2014	1,710,669	5.60	7.24	9,043,192
Vested and expected to vest at June 30, 2014 (2)	2,357,639	$7.09	7.80	$9,848,334
(1)	Intrinsic value is the excess of the fair value of the underlying common shares as of June 30, 2014 over the weighted-average exercise price.
(2)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.

The following table summarizes certain information about all options outstanding as of June 30, 2014:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Remaining Contractual Term (in years)
$0.48 - $1.71	58,951	2.20	58,951	2.20
$1.72 - $2.94	599,407	5.61	574,482	5.57
$5.40 - $7.86	1,085,809	8.31	958,068	8.27
$7.87 - $13.10	666,333	9.57	119,168	9.53
	2,410,500		1,710,669

During the six-month periods ended June 30, 2013 and 2014, the Company recorded $1,618,745 and $1,606,831 in share-based compensation expense, respectively. As of June 30, 2014, approximately $4,769,401 of total unrecognized compensation cost related to unvested share options is expected to be recognized over a weighted-average period of 3.06 years.

11. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2014 as the Company incurred losses for the six-month period ended June 30, 2014 and is forecasting additional losses through the fourth quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2014. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(Unaudited)		(Unaudited)
Warrants outstanding	280,258	338,185	263,905	338,185
Stock options outstanding	1,767,194	2,395,161	1,640,408	2,362,850
	2,047,452	2,733,346	1,904,313	2,701,035

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

Overview

We are a clinical-stage pharmaceutical company focused on developing differentiated antibiotics for the acute care and community settings to meet critical medical needs in the treatment of bacterial infectious diseases, particularly respiratory tract infections and chronic staphylococcal infections. Our lead product, solithromycin (CEM-101), is in Phase 3 clinical trials. We are developing solithromycin in oral capsules, intravenous, or IV, and suspension formulations, initially for the treatment of community acquired bacterial pneumonia, or CABP, one of the most serious infections of the respiratory tract. We have also completed a Phase 2 study of solithromycin in uncomplicated bacterial urethritis (gonorrhea) and are planning a Phase 3 trial. Our second program is Taksta, which we are developing exclusively in the U.S. as a long term oral treatment for prosthetic joint infections, or PJI, caused by staphylococci, including Staphylococcus aureus and methicillin-resistant S. aureus, or MRSA.  We have completed a Phase 2 trial for Taksta in patients with PJI.

We acquired worldwide rights (exclusive of Member Nations of the Association of Southeast Asian, or ASEAN, countries) to a library of over 500 macrolide compounds, including solithromycin, from Optimer Pharmaceuticals, Inc., or Optimer, in March 2006. Optimer was acquired by Cubist Pharmaceuticals Inc. in October 2013. We entered into a long-term supply arrangement with Ercros, S.A. in March 2011, pursuant to which we have the exclusive right to acquire fusidic acid for the production of Taksta. We believe Ercros is one of only two currently known manufacturers that can produce fusidic acid compliant with the purity required for human use. The United States Patent and Trademark Office, or USPTO, issued our patent, entitled “Fusidic Acid Dosing Regimens for Treatment of Bacterial Infections,” on May 28, 2013 with claims directed to our novel loading dose regimen for Taksta. This patent provides protection until 2029, excluding possible patent term extensions.  Additionally, in October 2013, fusidic acid was designated as an orphan drug for the treatment of PJI.

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

Under the contract, we are reimbursed and recognize revenue as allowable costs are incurred plus a portion of the fixed-fee earned. We consider fixed-fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated contract costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed. Through June 30, 2014, we recognized $4.9 million in revenue under this agreement.

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

Following execution of the agreement, we received a $10.0 million upfront payment from Toyama. Toyama is also obligated to pay us up to an aggregate of $60.0 million in milestone payments, depending on the achievement of various regulatory, patent, development and commercial milestones. Under the terms of the license agreement, Toyama must also pay us a royalty equal to a low-to-high first double decimal digit percentage of net sales, subject to downward adjustment in certain circumstances. Through June 30, 2014, we recognized $4.3 million in revenue under this agreement and the remainder, which is deferred, will be recognized when earned.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(Unaudited, in thousands)		(Unaudited, in thousands)
Direct research and development expense by program:
Solithromycin	$4,407	$12,487	$10,152	$25,277
Taksta	572	480	988	2,193
Macrolide research	27	161	39	224
Research and development personnel cost	1,183	1,722	2,262	3,247
Total direct research and development expense	6,189	14,850	13,441	30,941
Indirect research and development expense	138	348	257	641
Total research and development expense	$6,327	$15,198	$13,698	$31,582

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the Food and Drug Administration, or FDA, or another regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

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

Results of Operations

The following table summarizes the results of our operations for each of three month and six month periods ended June 30, 2013 and 2014, together with the changes in those items in dollars:

	Three Months Ended June 30,		Dollar	Six Months Ended June 30,		Dollar
	2013	2014	Change	2013	2014	Change
	(Unaudited, in thousands)			(Unaudited, in thousands)
Revenue
Contract research	$232	$1,897	$1,665	$232	$4,881	$4,649
License	4,335	-	(4,335)	4,335	-	(4,335)
Other	-	-	-	-	99	99
Total revenue	4,567	1,897	(2,670)	4,567	4,980	413

Research and development expense (1)	6,327	15,198	8,871	13,698	31,582	17,884
General and administrative expense (1)	2,081	2,605	524	4,729	5,795	1,066
Other income (expense), net	(372)	(472)	(100)	(699)	(1,002)	(303)

(1) Includes the following share-based compensation expenses:
Research and development expense	$194	$223	$29	$485	$349	$(136)
General and administrative expense	434	507	73	1,134	1,258	124

Comparison of the Three Months Ended June 30, 2013 and June 30, 2014

Contract revenue

For the three months ended June 30, 2014, contract research revenue increased $1.7 million compared to the three months ended June 30, 2013 as we initiated our BARDA contract in May 2013. We expect contract research revenue to increase as the base performance segment of the contract progresses.

License revenue

For the three months ended June 30, 2014, license revenue decreased $4.3 million compared to the three months ended June 30, 2013 due to revenue recognized upon receipt of the $10.0 million upfront payment from the execution of the Toyama license agreement in May 2013; the remainder, which is deferred, will be recognized when earned.

Research and Development Expense

For the three months ended June 30, 2014, our research and development expense increased $8.9 million compared to the three months ended June 30, 2013. The increase is primarily related to the following:

—	an increase in solithromycin clinical trial expenses of $4.7 million primarily related to the ongoing Phase 3 oral and Phase 3 IV- to- oral trials;
—	a decrease in Taksta clinical trial expenses of $0.3 million primarily related to the completion of the Phase 2 trial;
—	an increase in clinical trial materials of $3.0 million;
—	an increase in clinical and pre-clinical studies related to the BARDA program of $0.9 million; and
—	an increase in employee cost of $0.5 million primarily from increased headcount.

General and Administrative Expense

General and administrative expense increased by $0.5 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 as a result of salary increases and increased headcount of $0.2 million and professional service expense of $0.3 million.

Other Income (Expense), Net

Other income (expense) decreased by $0.1 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 associated with warrant liability fair value adjustments to interest expense.

Comparison of the Six Months Ended June 30, 2013 and June 30, 2014

Contract revenue

For the six months ended June 30, 2014, contract research revenue increased $4.6 million compared to the six months ended June 30, 2013 as we initiated our BARDA contract in May 2013. We expect contract research revenue to increase as the base performance segment of the contract progresses.

License revenue

For the six months ended June 30, 2014, license revenue decreased $4.3 million compared to the six months ended June 30, 2013 due to $4.3 million of revenue recognized upon receipt of the $10.0 million upfront payment from the execution of the Toyama license agreement in May 2013; the remainder, which is deferred, will be recognized when earned.

Research and Development Expense

For the six months ended June 30, 2014, our research and development expense increased $17.9 million compared to the six months ended June 30, 2013. This increase is primarily related to the following:

—	an increase in solithromycin clinical trial expenses of $9.6 million primarily related to the ongoing Phase 3 oral and Phase 3 IV- to- oral trials;
—	an increase in Taksta clinical trial expenses of $0.5 million primarily related to the completion of the Phase 2 trial;
—	an increase in clinical trial materials of $3.8 million;
—	an increase in clinical and pre-clinical studies related to the BARDA program of $2.9 million; and
—	an increase in employee cost of $1.1 million primarily from increased headcount.

General and Administrative Expense

General and administrative expense increased by $1.0 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 as a result of salary increases and increased headcount of $0.6 million and professional service expense of $0.4 million.

Other Income (Expense), Net

Other income (expense) decreased by $0.3 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 as a result of $0.1 million increase in fair value adjustments recorded as interest income, a $0.4 million increase in interest expense related to the December 2011 Note and fair value adjustments to interest expense related to the warrant liability.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in November 2005 through June 30, 2014, we have funded our operations primarily with $239.5 million from debt, and the sale of convertible notes, convertible preferred shares, common shares and common stock. As of June 30, 2014, we had cash and equivalents of approximately $68.6 million.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2013	2014
	(Unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$(7,357)	$(30,838)
Investing activities	(42)	(37)
Financing activities	58,922	3,014
Net increase (decrease) in cash and equivalents	$51,523	$(27,861)

Operating Activities. Cash used in operating activities of $7.4 million for the six months ended June 30, 2013 was primarily a result of our $14.6 million net loss offset by changes in operating assets and liabilities of $5.4 million and non-cash items of

$1.8 million. Cash used in operating activities of $30.8 million for the six months ended June 30, 2014 was primarily a result of our $33.4 million net loss offset by changes in operating assets and liabilities of $0.6 million and non-cash items of $1.9 million.

Investing Activities. Net cash used in investing activities was $42,000 for the six months ended June 30, 2013 and $37,000 for the six months ended June 30, 2014. Cash used in investing activities during each of these periods reflected our purchases of equipment.

Financing Activities. Net cash provided by financing activities of $58.9 million for the six months ended June 30, 2013 consisted of gross proceeds of $57.9 million from the public offering offset by $3.5 million of underwriting discounts and $0.2 million of offering costs and $5.2 million from proceeds from the amendment of the 2011 December Note offset by $0.3 million of issuance costs less principal payments of $0.2 million to the 2011 December Note. Net cash provided by financing activities of $3.0 million for the six months ended June 30, 2014 consisted of gross proceeds of $3.0 million from proceeds from the amendment of the 2011 December Note offset by $35,000 of issuance costs and gross proceeds of $49,000 from exercise of stock options.

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

Our future capital requirements will depend on many factors, including:

—	the progress, costs and results of our ongoing oral solithromycin Phase 3 oral trial and Phase 3 IV-to-oral trial for solithromycin and any planned or future trials for solithromycin and Taksta;
—	the scope, progress costs, and results of pre-clinical development, laboratory testing and clinical trials for other indications or for our other product candidates;
—	the costs, timing and outcome of regulatory review of our product candidates;
—	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;
—	receipt of payments under the BARDA contract;
—	our ability to establish collaborations on favorable terms;
—	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
—	revenue if any, received from sales of our product candidates, if approved by the FDA;
—	the extent to which we acquire or invest in businesses, products and technologies;
—	our ability to obtain government or other third-party funding; and
—	obtaining milestone payments from Toyama.

Until we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds except for the $10.0 million available under the Hercules loan. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of any securities may include liquidation or other preferences that adversely affect our stockholders’ rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, such as currently imposed under the loan from Hercules. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice and therefore we believe that our non-cancelable obligations under these agreements are not material

During the six months ended June 30, 2014, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those specified in our 2013 Annual Report on Form 10-K, except for:

December 2011 Note

In March 2014, we amended the December 2011 Note. The terms of the March 2014 amendment provided that we could, at any time prior to December 26, 2014, request another borrowing in the aggregate amount of $3,000,000.  In June 2014, we borrowed the additional $3,000,000 and amended the December 2011 Note to provide us the ability to request, at any time prior to June 30, 2015, additional borrowings of up to $10,000,000.  The additional borrowings will be made available to us as follows: $5,000,000 upon the receipt of a specified amount of milestone payments from Toyama and the remaining $5,000,000 upon our receipt, by a specified date, of designated Phase 3 data for oral solithromycin. Principal and interest payments will start on June 1, 2015 over a 35-month amortization period.   The principal balance outstanding on the loan agreement and all accrued but unpaid interest thereunder will be due and payable on April 1, 2018.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for generally accepted accounting principles (“GAAP”). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for the year ending December 31, 2017. We are currently evaluating the impact that the implementation of this standard will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the quarter ended June 30, 2014. For additional information regarding market risk, refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2013 Annual Report on Form 10-K.

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

10.25*

Amendment No. 4, dated June 30, 2014, to Loan and Security Agreement by and among Cempra, Inc. and each of its subsidiaries signatory thereto, and Hercules Capital Funding Trust 2012-1, as lender, and Hercules Technology Growth Capital, Inc., as lender and as an agent for the lenders.

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

*Confidential treatment has been requested with respect to certain portions of the exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEMPRA, INC.

Dated: July 29, 2014	By:	/s/ Prabhavathi Fernandes, Ph.D.
Prabhavathi Fernandes, Ph.D.
President and Chief Executive Officer

Dated: July 29, 2014	By:	/s/ Mark W. Hahn
Mark W. Hahn
Chief Financial Officer

Dated: July 29, 2014	By:	/s/ Shane M. Barton
Shane M. Barton
Chief Accounting Officer