Form 10-Q
period 2014-09-30
CEMPRA, INC.
filed 2014-10-29
CIK 1461993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 24, 2014 there were 35,837,562 shares of the registrant’s common stock, $0.001 par value, outstanding.

CEMPRA, INC.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CEMPRA, INC.

Consolidated Balance Sheets

(Unaudited)

	December 31,	September 30,
	2013	2014

Assets
Current assets
Cash and equivalents	$96,502,918	$74,172,828
Receivables	1,626,237	3,588,581
Prepaid expenses	407,911	3,721,254
Total current assets	98,537,066	81,482,663
Furniture, fixtures and equipment, net	137,721	129,489
Deposits	333,031	346,228
Total assets	$99,007,818	$81,958,380
Liabilities
Current liabilities
Accounts payable	$6,273,602	$10,761,210
Accrued expenses	391,657	822,418
Accrued payroll and benefits	1,043,247	1,293,350
Deferred revenue	31,988	533,970
Warrant liability	920,174	-
Current portion of long-term debt	2,200,922	1,799,673
Total current liabilities	10,861,590	15,210,621
Deferred revenue	5,632,600	11,329,176
Long-term debt	12,538,238	16,478,967
Total liabilities	29,032,428	43,018,764
Commitments and Contingencies (Note 4)
Shareholders' Equity
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2013 and September 30, 2014	-	-
Common stock; $.001 par value; 80,000,000 shares authorized; 33,200,341 and 34,316,524 issued and outstanding at December 31, 2013 and September 30, 2014, respectively	33,200	34,317
Additional paid-in capital	236,202,423	249,919,757
Accumulated deficit	(166,260,233)	(211,014,458)
Total shareholders’ equity	69,975,390	38,939,616
Total liabilities and shareholders’ equity	$99,007,818	$81,958,380

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Revenue
Contract research	$1,172,268	$3,430,804	$1,404,608	$8,311,339
License	-	4,335,412	4,335,412	4,335,412
Other	-	-	-	99,119
Total revenue	1,172,268	7,766,216	5,740,020	12,745,870
Operating expenses
Research and development	11,919,394	15,652,879	25,617,340	47,234,454
General and administrative	2,167,234	2,853,433	6,895,937	8,648,028
Total operating expenses	14,086,628	18,506,312	32,513,277	55,882,482
Loss from operations	(12,914,360)	(10,740,096)	(26,773,257)	(43,136,612)
Other income (expense)
Interest income	3,152	515	16,419	133,784
Interest expense	(736,288)	(615,938)	(1,448,614)	(1,751,397)
Other income (expense), net	(733,136)	(615,423)	(1,432,195)	(1,617,613)
Net loss and comprehensive loss	$(13,647,496)	$(11,355,519)	$(28,205,452)	$(44,754,225)
Basic and diluted net loss attributable to common shareholders per share	$(0.41)	$(0.34)	$(1.00)	$(1.34)
Basic and diluted weighted average shares outstanding	33,184,322	33,587,506	28,187,011	33,336,522

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended September 30,
	2013	2014

Operating activities
Net loss	$(28,205,452)	$(44,754,225)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation	21,546	44,930
Share-based compensation	2,480,137	2,270,611
Change in fair value of warrant liabilities	118,407	(119,658)
Amortization of debt issuance costs	432,291	574,388
Changes in operating assets and liabilities
Receivables	(974,778)	(1,962,344)
Prepaid expenses	(59,744)	(3,313,343)
Deposits	(904)	(13,197)
Accounts payable	1,716,953	4,487,608
Accrued expenses	80,877	430,761
Accrued payroll and benefits	110,405	250,101
Deferred revenue	5,664,588	6,198,558
Net cash used in operating activities	(18,615,674)	(35,905,810)
Investing activities
Purchases of furniture, fixtures and equipment	(50,688)	(36,698)
Net cash used in investing activities	(50,688)	(36,698)
Financing activities
Proceeds from borrowing on long-term debt	5,238,327	3,000,000
Payment of debt issuance costs	(300,372)	(34,906)
Payments on long-term debt	(238,327)	-
Proceeds from exercise of stock options and warrants	53,664	127,772
Proceeds from issuance of common stock, net of underwriting discounts	54,407,814	10,554,552
Payment of offering costs	(200,150)	(35,000)
Net cash provided by financing activities	58,960,956	13,612,418
Net change in cash and equivalents	40,294,594	(22,330,090)
Cash and equivalents at beginning of the period	70,108,754	96,502,918
Cash and equivalents at end of the period	$110,403,348	$74,172,828
Supplemental cash flow information
Cash paid for interest	$846,422	$1,144,409
Allocation of the long-term debt proceeds to warrant	$461,144	$-
Reclassification of warrant liability to additional paid-in capital	$-	$800,517
Reclassification of additional paid-in capital to warrant liability	$241,587	$-

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

September 30, 2014

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

Unaudited Interim Financial Data

The accompanying interim consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2013 contained in the Company’s Annual Report on Form 10-K. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2014 and the results of operations and cash flows for the three months and nine months ended September 30, 2013 and 2014. The December 31, 2013 consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures including notes required by U.S. GAAP for complete financial statements.

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

Clinical Trial Accruals

As part of the process of preparing financial statements, the Company is required to estimate its expenses resulting from its obligation under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The Company’s objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with applicable personnel and outside service providers as to the progress of trials or the services completed. During the course of a clinical trial, the Company adjusts its rate of clinical trial expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. The Company’s clinical trial accrual is dependent upon the timely and accurate reporting of fee billings and passthrough expenses from contract research organizations and other third-party vendors as well as the timely processing of any change orders from the contract research organizations.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for the Company for the year ending December 31, 2017. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s consolidated financial statements.

3. Fair Value of Financial Instruments

The carrying values of cash equivalents, receivables, prepaid expenses, and accounts payable at September 30, 2014 approximated their fair values due to the short-term nature of these items.

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

At December 31, 2013 and September 30, 2014, financial instruments and respective fair values have been classified as follows:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2013
Assets:
Money Market Funds	$91,165,448	$-	$-	$91,165,448
Total assets at fair value:	$91,165,448	$-	$-	$91,165,448
Liabilities:
Warrant liabilities	$-	$-	$920,174	$920,174
Total liabilities at fair value:	$-	$-	$920,174	$920,174

	Quoted Prices	Significant
	in Active	Other	Significant	Balance at
	Markets for	Observable	Unobservable	September 30,
	Identical Assets	Inputs	Inputs	2014
	(Level 1)	(Level 2)	(Level 3)	(Unaudited)
Assets:
Money Market Funds	$68,820,257	$-	$-	$68,820,257
Total assets at fair value:	$68,820,257	$-	$-	$68,820,257
Liabilities:
Warrant liabilities	$-	$-	$-	$-
Total liabilities at fair value:	$-	$-	$-	$-

The change in the fair value measurement using significant unobservable inputs (Level 3) is summarized below:

Balance at December 31, 2013	$920,174
Change in fair value recorded as interest income (Unaudited)	(132,050)
Change in fair value recorded as interest expense (Unaudited)	12,393
Reclassification of warrant liability to additional paid-in capital (Unaudited)	(800,517)
Balance at September 30, 2014 (Unaudited)	$-

The warrant liability was reclassified to additional paid-in capital in the second quarter of 2014 upon expiration of the pricing feature in the May 2013 amendment (see Note 8).  The Company calculated the fair value of the Hercules Warrants (defined and discussed in Note 8) at the expiration of the pricing feature (see Note 8) using a Binomial model.  For the nine months ended September 30, 2014, the Company applied the following assumptions:

	Nine Months Ended September 30, 2014
	(Unaudited)
	First Hercules	Second Hercules
	Warrant	Warrant
Estimated dividend yield	-	-
Volatility	85.8%	87.4%
Risk-free interest rate	2.3%	2.4%
Expected life of warrant (in years)	7.58	9.00

The December 2011 Note (defined and discussed in Note 8), which is classified as a level 2 liability has a variable interest rate and, accordingly, its carrying value approximates its fair value. At September 30, 2014, the carrying value was $18.3 million. There were no transfers between levels of the fair value hierarchy for any assets or liabilities measured at fair value in the nine months ended September 30, 2014.

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

Under the terms of the agreement, the Company is also required to pay additional fees on royalties, sublicensing and milestone payments if the Company, an affiliate with TSRI, or a sub licensee challenges the validity or enforceability of any of the patents licensed under the agreement. Such increased payments would be required until all patent claims subject to challenge are invalidated in the particular country where such challenge was mounted.  License and milestone payments received under the license agreement with Toyama (discussed below), have resulted in an accrual of $400,000 of fees to TSRI as of September 30, 2014.

Biomedical Advanced Research and Development Authority

In May 2013, the Company entered into an agreement with BARDA, for the evaluation and development of the Company’s lead product candidate solithromycin for the treatment of bacterial infections in pediatric populations, segment III developmental toxicology, pediatric suspension and infections caused by bioterror threat pathogens.

The agreement is a cost plus fixed fee development contract, with a base performance segment valued at approximately $17.7 million, and four option work segments that BARDA may request at its sole discretion pursuant to the agreement.  In August 2014, the contract was modified to increase the base performance segment $0.6 million. If all four option segments are requested, the cumulative value of the agreement would be approximately $58.6 million. Three of the options are cost plus fixed fee arrangements and one option is a cost sharing arrangement for which the Company would be responsible for a designated portion of the costs associated with that work segment. The estimated period of performance for the base performance segment is May 24, 2013 through May 23, 2015. If all option segments are requested, this estimated period of performance would be extended until approximately May 23, 2018.

Under the agreement, the Company is reimbursed and recognizes revenue as allowable costs are incurred plus a portion of the fixed-fee earned. The Company considers fixed-fees under cost reimbursable agreements to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated agreement costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed. For the three-month and nine-month periods ended September 30, 2014, the Company recognized $3.4 million and $8.3 million, respectively in revenue under this agreement.

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

Following execution of the agreement, the Company received a $10.0 million upfront payment from Toyama. Toyama is also obligated to pay the Company up to an aggregate of $60.0 million in milestone payments, depending on the achievement of various regulatory, patent, development and commercial milestones. Under the terms of the license agreement, Toyama must also pay the Company a royalty equal to a low-to-high first double decimal digit percentage of net sales, subject to downward adjustment in certain circumstances. In August 2014, the Company received a $10.0 million milestone payment from Toyama, which was triggered by Toyama’s progress of its solithromycin clinical development program in Japan. The payment was made following Toyama’s receipt of regulatory clearance to begin a Phase 2 trial of solithromycin in Japan following successful completion of a Phase 1 study.

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

As of September 30, 2014, the license is the only unit of accounting that has been delivered.  The Company recognized $4.3 million in revenue associated with the delivery of the license in the nine months ended September 30, 2013.  Additionally because the milestone event triggering the August milestone payment was considered non-substantive for accounting purposes, this milestone payment will be recognized into revenue proportionately to the six deliverables in the agreement using the same allocation as the upfront payment.  Therefore, $4.3 million of the milestone payment was recognized into revenue in the three months ended September 30, 2014.  The  remainder of the upfront and milestone payments which aggregate to $11.4 million are recorded as deferred revenue at September 2014 and will be recognized as revenue when the revenue recognition criteria of each deliverable has been met.

5. Prepaid Expenses

Prepaid expenses are comprised of the following as of:

	December 31,	September 30,
	2013	2014
		(Unaudited)
Prepaid developmental expenses	$-	$3,309,000
Prepaid insurance	266,427	301,277
Other prepaid expenses	141,484	110,977
Total prepaid expenses	$407,911	$3,721,254

The $3.3 million prepaid development expenses consists of payments for active pharmaceutical ingredient (API) which will be used for the clinical development program of solithromycin in Japan.

6. Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consist of the following as of:

	Useful Life (years)	December 31,	September 30,
		2013	2014
			(Unaudited)
Computer equipment	2	$207,795	$207,795
Software	2	41,842	64,484
Furniture	5	74,499	74,499
Leasehold improvements	3	11,936	25,992
Total furniture, fixtures and equipment		336,072	372,770
Less accumulated depreciation		(198,351)	(243,281)
Furniture, fixtures and equipment, net		$137,721	$129,489

During the three-month periods ended September 30, 2013 and 2014, the Company recorded $7,641 and $15,163 in depreciation expense, respectively.  During the nine-month periods ended September 30, 2013 and 2014, the Company recorded $21,546 and $44,930 in depreciation expense, respectively.

7. Accrued Expenses

Accrued expenses are comprised of the following as of:

	December 31,	September 30,
	2013	2014
		(Unaudited)
Accrued sublicense fees to TSRI	$-	$400,000
Accrued professional fees	153,689	223,265
Accrued interest	123,354	143,250
Deferred rent	59,568	44,218
Other accrued fees	55,046	11,685
Total accrued expenses	$391,657	$822,418

8. Long-term Debt

In December 2011, the Company entered into a $20,000,000 loan and security agreement (the “December 2011 Note”) with Hercules Technology Growth Capital, Inc. (“Hercules”) and borrowed $10,000,000 upon closing. Borrowings under the December 2011 Note bear interest at the greater of (i) 9.55%, or (ii) the sum of 9.55% plus the prime lending rate, as published by the Wall Street Journal, minus 3.25% per annum. The terms of the December 2011 Note agreement provided that the Company could, at any time prior to October 1, 2012, request another borrowing in the aggregate amount of $10,000,000. The Company elected not to request the additional borrowing and let the option expire on September 30, 2012. In May 2013, the Company amended its December 2011 Note, increasing the initial loan amount to $15,000,000, and receiving an additional $5,238,327 upon closing. The Company also extended the date by which it could request the additional $10,000,000 to September 30, 2013. The Company elected not to request the additional borrowing and let the option expire on September 30, 2013.  In March 2014, the Company amended the December 2011 Note providing the Company the ability to request, at any time prior to December 26, 2014, another borrowing in the aggregate amount of $3,000,000.   This amendment also provides for the Company to make interest only payments through May 31, 2015. In June 2014, the Company borrowed the additional $3,000,000 and amended the December 2011 Note to provide the Company the ability to request, at any time prior to June 30, 2015, additional borrowings of up to $10,000,000.  The additional borrowings will be made available to the Company as follows: $5,000,000 upon the receipt of a specified amount of milestone payments from Toyama and the remaining $5,000,000 upon the Company’s receipt, by a specified date, of designated Phase 3 data for oral solithromycin. Principal and interest payments will start on June 1, 2015 over a 35-month amortization period.   The principal balance outstanding on the loan agreement and all accrued but unpaid interest thereunder will be due and payable on April 1, 2018. In addition, the Company is to pay Hercules the following fees:

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

Additionally, in connection with the May 2013 amendment of the December 2011 Note, the Company entered into a warrant agreement with Hercules (the “Second Hercules Warrant”), under which Hercules has the right to purchase an aggregate number of shares of the Company’s common stock equal to the quotient derived by dividing $609,533 by the exercise price then in effect, which is defined as the lower of (a) $6.11, and (b) the effective price per share of the Company’s common stock issued or issuable in any offering of the Company’s equity or equity-linked securities prior to June 1, 2014, provided that such offering is effected principally for equity or debt-financing purposes. The Second Hercules Warrant expires on May 31, 2023. Proceeds equal to the fair value of the Second Hercules Warrant were recorded as a liability at the date of issuance and the borrowings under the December 2011 Note will be increased to equal the face amount of the borrowings through interest expense over the term of the loan using the effective interest method. The Company did not offer any common stock between the amendment date and June 1, 2014 at a price below $6.11, therefore, the exercise price of the Second Hercules Warrant became fixed at $6.11, which resulted in the warrant being fixed at 99,759 shares of common stock and the warrant liability being reclassified to additional paid-in capital in the second quarter of 2014.

9. Shareholders’ Equity

Common Stock

In March 2013, the Company entered into an at-the-market (“ATM”) sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company may, at its discretion, from time to time sell shares of its common stock, with a sales value of up to $25.0 million. The Company has provided Cowen with customary indemnification rights, and Cowen is entitled to a commission at a fixed commission rate of 3.0% of the gross proceeds per share sold.  Sales of the shares under the Sales Agreement are to be made in transactions deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. In October 2014, the Company and Cowen amended the Sales Agreement (the “Amended Agreement”) to increase the aggregate gross sales proceeds that may be raised to $50 million.

The Company began the sale of ATM shares in July 2014. Through September 30, 2014, the Company sold 1,071,397 shares of common stock under the Sales Agreement resulting in net proceeds of $10.6 million after deducting commissions of $0.3 million.  In October 2014, the Company sold an additional 1,682,837 shares of common stock under the Amended Agreement resulting in net proceeds of $19.8 million after deducting commissions of $0.6 million.

During the first nine months of 2014, the Company issued 32,142 shares of common stock at a weighted average exercise price of $1.61 per share for the exercise of option grants and 12,644 shares of common stock at a weighted average exercise price of $6.00 per share for the exercise of warrants.

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

The following table presents common stock reserved for future issuance for the following equity instruments as of September 30, 2014 (Unaudited):

Warrants to purchase common stock	325,541
Options:
Outstanding under the 2006 Stock Plan	656,358
Outstanding under the 2011 Equity Incentive Plan	1,790,601
Available for future grants under the 2011 Equity Incentive Plan	1,338,478
Total common stock reserved for future issuance	4,110,978

10. Stock Option Plans

The Company adopted the 2006 Stock Plan in January 2006 (the “2006 Plan”). The 2006 Plan provided for the granting of incentive share options, nonqualified share options and restricted shares to Company employees, representatives and consultants. As of September 30, 2014, there were options for an aggregate of 656,358 shares issued and outstanding under the 2006 Plan.

The Company’s board of directors and stockholders adopted the 2011 Equity Incentive Plan in October 2011 (the “2011 Plan”), which authorizes the issuance of up to 3,131,579 shares under the 2011 Plan. As of September 30, 2014, there were 1,790,601 options shares available under the 2011 Plan.

Upon adoption of the 2011 Plan, the Company eliminated the authorization for any unissued shares previously reserved under the Company’s 2006 Plan. The stock awards previously issued under the 2006 Plan remain in effect in accordance with the terms of the 2006 Plan.

The following table summarizes the Company’s 2006 and 2011 Plan activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value (1)
Outstanding - December 31, 2013	1,832,851	$5.26
Granted	698,250	12.40
Exercised	(32,142)	1.61
Forfeited	(50,459)	10.55
Expired	(1,541)	7.22
Outstanding - September 30, 2014 (Unaudited)	2,446,959	7.24	7.63	$10,336,981
Exercisable - September 30, 2014 (Unaudited)	1,780,588	5.78	7.07	9,557,600
Vested and expected to vest at September 30, 2014 (Unaudited) (2)	2,398,334	$7.15	7.60	$10,294,071
(1)	Intrinsic value is the excess of the fair value of the underlying common shares as of September 30, 2014 over the weighted-average exercise price.
(2)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.

The following table summarizes certain information about all options outstanding as of September 30, 2014:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Remaining Contractual Term (in years)
$0.48 - $1.71	56,951	1.94	56,951	1.94
$1.72 - $2.94	599,407	5.36	587,134	5.34
$5.40 - $7.86	1,084,351	8.06	971,609	8.04
$7.87 - $13.10	706,250	9.35	164,894	9.28
	2,446,959		1,780,588

During the nine-month periods ended September 30, 2013 and 2014, the Company recorded $2,480,137 and $2,270,611 in share-based compensation expense, respectively. As of September 30, 2014, approximately $4,516,043 of total unrecognized compensation cost related to unvested share options is expected to be recognized over a weighted-average period of 2.99 years.

11. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2014 as the Company incurred losses for the nine-month period ended September 30, 2014 and is forecasting additional losses through the fourth quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2014. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(Unaudited)		(Unaudited)
Warrants outstanding	340,519	325,678	289,723	333,971
Stock options outstanding	1,815,830	2,435,998	1,699,525	2,387,501
	2,156,349	2,761,676	1,989,248	2,721,472

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

Overview

We are a clinical-stage pharmaceutical company focused on developing differentiated antibiotics for the acute care and community settings to meet critical medical needs in the treatment of bacterial infectious diseases, particularly respiratory tract infections and chronic staphylococcal infections. Our lead product, solithromycin (CEM-101), is in Phase 3 clinical trials. We are developing solithromycin in oral capsules, intravenous, or IV, and suspension formulations, initially for the treatment of community acquired bacterial pneumonia, or CABP, one of the most serious infections of the respiratory tract. We have also completed a Phase 2 study of solithromycin in uncomplicated bacterial urethritis (gonorrhea) and in August 2014 initiated a Phase 3 trial. Our second program is Taksta, which we are developing exclusively in the U.S. as a long term oral treatment for prosthetic joint infections, or PJI, caused by staphylococci, including Staphylococcus aureus and methicillin-resistant S. aureus, or MRSA.  We have completed a Phase 2 trial for Taksta in patients with PJI and are in the process of determining the study design and dose of a planned Phase 3 trial.

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

Financial Overview

Revenue

To date, we have not generated revenue from the sale of any products. All of our revenue to date has been derived from (1) a government contract and (2) the receipt of proceeds under our license agreement with Toyama Chemical Co., Ltd., or Toyama, a portion of which has been recognized in accordance with generally accepted accounting principles in the U.S., or U.S. GAAP.

In May 2013, we entered into an agreement with the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services, or BARDA, for the evaluation and development of solithromycin for the treatment of bacterial infections in pediatric populations and infections caused by bioterror threat pathogens, specifically anthrax and tularemia.

The BARDA agreement is a cost plus fixed fee development contract, with a base performance segment valued at approximately $17.7 million, and four option work segments that BARDA may request in its sole discretion pursuant to the agreement.  In August 2014, the contract was modified to increase the base performance segment $0.6 million. If all four option segments are requested, the cumulative value of the agreement would be approximately $58.6 million. Three of the options are cost plus fixed fee arrangements and one option is a cost sharing arrangement for which we would be responsible for a designated portion of the costs associated with that work segment. The estimated period of performance for the base performance segment is May 24, 2013 through May 23, 2015. If all option segments are requested, this estimated period of performance would be extended until approximately May 23, 2018.

Under the contract, we are reimbursed and recognize revenue as allowable costs are incurred plus a portion of the fixed-fee earned. We consider fixed-fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated contract costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed. Through September 30, 2014, we recognized $8.3 million in revenue under this agreement.

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

Following execution of the agreement, we received a $10.0 million upfront payment from Toyama. Toyama is also obligated to pay us up to an aggregate of $60.0 million in milestone payments, depending on the achievement of various regulatory, patent, development and commercial milestones. Under the terms of the license agreement, Toyama must also pay us a royalty equal to a low-to-high first double decimal digit percentage of net sales, subject to downward adjustment in certain circumstances. In August 2014, we received a $10.0 million milestone payment from Toyama which was triggered by Toyama’s progress of its solithromycin clinical development program in Japan, the world’s second largest antibiotic market. Cumulatively since inception of the arrangement and through September 30, 2014, we recognized $8.7 million in revenue under this agreement and the remainder, which is deferred, will be recognized when earned.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(Unaudited, in thousands)		(Unaudited, in thousands)
Direct research and development expense by program:
Solithromycin	$10,187	$12,614	$20,339	$37,892
Taksta	174	628	1,161	2,821
Macrolide research	8	19	47	243
Research and development personnel cost	1,289	1,762	3,551	5,009
Total direct research and development expense	11,658	15,023	25,098	45,965
Indirect research and development expense	261	630	519	1,270
Total research and development expense	$11,919	$15,653	$25,617	$47,235

The successful development of our clinical and pre-clinical product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our clinical or pre-clinical product candidates or the period, if any, in which material net cash inflows from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

—	the scope, rate of progress and expense of our ongoing, as well as any additional, clinical trials required and other research and development activities;
—	ongoing and future clinical trial results; and
—	the timing of regulatory approvals.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our financial statements. We evaluate our estimates and judgments, including those related to accrued expenses and share-based compensation, on an ongoing basis. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Results of Operations

The following table summarizes the results of our operations for each of three-month and nine-month periods ended September 30, 2013 and 2014, together with the changes in those items in dollars:

	Three Months Ended September 30,		Dollar	Nine Months Ended September 30,		Dollar
	2013	2014	Change	2013	2014	Change
	(Unaudited, in thousands)			(Unaudited, in thousands)
Revenue
Contract research	$1,172	$3,431	$2,259	$1,405	$8,312	$6,907
License	-	4,335	4,335	4,335	4,335	-
Other	-	-	-	-	99	99
Total revenue	1,172	7,766	6,594	5,740	12,746	7,006

Research and development expense (1)	11,919	15,653	3,734	25,617	47,235	21,618
General and administrative expense (1)	2,167	2,853	686	6,896	8,648	1,752
Other income (expense), net	(733)	(615)	118	(1,432)	(1,618)	(186)

(1) Includes the following share-based compensation expenses:
Research and development expense	$259	$184	$(75)	$744	$533	$(211)
General and administrative expense	602	480	(122)	1,736	1,738	2

Comparison of the Three Months Ended September 30, 2013 and September 30, 2014

Contract revenue

For the three months ended September 30, 2014, contract research revenue increased $2.3 million compared to the three months ended September 30, 2013 as we initiated our BARDA contract in May 2013. We expect contract research revenue to increase as the base performance segment of the contract progresses.

License revenue

For the three months ended September 30, 2014, license revenue increased $4.3 million compared to the three months ended September 30, 2013 due to revenue recognized upon receipt of the $10.0 million milestone payment from the Toyama license agreement; the remainder, which is deferred, will be recognized when earned.

Research and Development Expense

For the three months ended September 30, 2014, our research and development expense increased $3.7 million compared to the three months ended September 30, 2013. The increase is primarily related to the following:

—	an increase in solithromycin clinical trial expenses of $1.6 million primarily related to the Phase 3 oral and Phase 3 IV-to-oral trials;
—	an increase in Taksta expenses of $0.5 million primarily related to the completion of the Phase 2 trial;
—	a decrease in clinical trial materials of $0.9 million;
—	an increase in regulatory expenses of $0.1 million;
—	an increase in clinical and pre-clinical studies related to the BARDA program of $1.5 million;
—	an increase in employee cost of $0.5 million primarily from increased headcount; and
—	an increase in operating expenses of $0.4 million primarily due to professional service fees.

General and Administrative Expense

General and administrative expense increased by $0.7 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 as a result of salary increases and increased headcount of $0.3 million, professional service expense of $0.3 million and an increase in franchise tax of $0.1 million.

Other Income (Expense), Net

Other income (expense) decreased by $0.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to higher interest expense on higher outstanding debt balances.

Comparison of the Nine Months Ended September 30, 2013 and September 30, 2014

Contract revenue

For the nine months ended September 30, 2014, contract research revenue increased $6.9 million compared to the nine months ended September 30, 2013 as we initiated our BARDA contract in May 2013. We expect contract research revenue to increase as the base performance segment of the contract progresses.

License revenue

For the nine months ended September 30, 2014, license revenue remained consistent compared to the nine months ended September 30, 2013 due to $4.3 million of revenue recognized upon receipt of the $10.0 million upfront payment from the execution of the Toyama license agreement in May 2013 and $4.3 million of revenue recognized upon receipt of the $10.0 million milestone payment from the Toyama license agreement in August 2014.

Research and Development Expense

For the nine months ended September 30, 2014, our research and development expense increased $21.6 million compared to the nine months ended September 30, 2013. This increase is primarily related to the following:

—	an increase in solithromycin clinical trial expenses of $10.9 million primarily related to the Phase 3 oral and Phase 3 IV-to-oral trials;
—	an increase in Taksta clinical trial expenses of $1.0 million primarily related to the Phase 2 trial;
—	an increase in clinical trial materials of $2.8 million;
—	an increase in clinical and pre-clinical studies related to the BARDA program of $4.4 million;
—	an increase in microbiology expenses of $0.2 million;
—	an increase in employee cost of $1.5 million primarily from increased headcount; and
—	an increase in operating expenses of $0.8 million.

General and Administrative Expense

General and administrative expense increased by $1.7 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 as a result of salary increases and increased headcount of $0.8 million and professional service expense of $0.9 million.

Other Income (Expense), Net

Other income (expense) decreased by $0.1 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 as a result of $0.1 million in interest expense related to the December 2011 Note.

Liquidity and Capital Resources

Sources of Liquidity

In March 2013, we entered into an at-the-market (ATM) Sales Agreement with Cowen and Company, LLC, or Cowen, under which we may, at our discretion, from time to time sell shares of our common stock, with a sales value of up to $25.0 million. We have provided Cowen with customary indemnification rights, and Cowen is entitled to a commission at a fixed commission rate of 3.0% of the gross proceeds per share sold. Sales of the shares under the Agreement will be made in transactions deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. In October 2014, Cowen and we amended the Sales Agreement (the “Amended Agreement”) to increase the aggregate gross sales proceeds that may be raised to $50 million. We began the sales of ATM Shares in July 2014 and through September 2014, we sold 1,071,397 shares of common stock resulting in net proceeds of $10.6 million, which included Cowen’s commission of $0.3 million.  In October 2014, we sold an additional 1,682,837 shares of common stock under the Amended Agreement resulting in net proceeds of $19.8 million, which included Cowen’s commission of $0.6 million.

Since our inception in November 2005 through September 30, 2014, we have funded our operations primarily with $272.2 million from debt, and the sale of convertible notes, convertible preferred shares, common shares, common stock and from non-

refundable upfront fees and milestone payments from a license agreement. As of September 30, 2014, we had cash and equivalents of approximately $74.2 million.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2013	2014
	(Unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$(18,615)	$(35,906)
Investing activities	(51)	(37)
Financing activities	58,961	13,612
Net increase (decrease) in cash and equivalents	$40,295	$(22,331)

Operating Activities. Cash used in operating activities of $18.6 million for the nine months ended September 30, 2013 was primarily a result of our $28.2 million net loss offset by changes in operating assets and liabilities of $6.5 million and non-cash items of $3.1 million. Cash used in operating activities of $35.9 million for the nine months ended September 30, 2014 was primarily a result of our $44.8 million net loss offset by changes in operating assets and liabilities of $6.1 million and non-cash items of $2.8 million.

Investing Activities. Net cash used in investing activities was $51,000 for the nine months ended September 30, 2013 and $37,000 for the nine months ended September 30, 2014. Cash used in investing activities during each of these periods reflected our purchases of equipment.

Financing Activities. Net cash provided by financing activities of $59.0 million for the nine months ended September 30, 2013 consisted of gross proceeds of $57.9 million from the June 2013 public offering offset by $3.5 million of underwriting discounts and $0.2 million of offering costs and $5.2 million from proceeds from the amendment of the 2011 December Note offset by $0.3 million of issuance costs less principal payments of $0.2 million to the 2011 December Note. Net cash provided by financing activities of $13.6 million for the nine months ended September 30, 2014 consisted of net proceeds of $10.6 million from proceeds from the ATM program plus $3.0 million from proceeds from the amendment of the 2011 December Note.

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

We expect that our existing cash and equivalents, including interest thereon, and timely receipts under the BARDA contract and expected milestone payments from Toyama, will enable us to fund our operating expenses and capital expenditure requirements into 2016, which includes the completion of enrollment in our two Phase 3 clinical trials and the completion of the two auxiliary clinical studies currently expected to be necessary to support the planned NDA for solithromycin for the treatment of CABP, based on current assumptions. We will need to obtain additional financing for the continued development of solithromycin for indications other than CABP and gonorrhea, the continued development of Taksta and our other product candidates and prior to the commercialization of any of our product candidates. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect due to development times and/or expenses being greater than expected, or the initiation of studies and clinical trials earlier or later than anticipated. Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates and to launch these products.

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

During the nine months ended September 30, 2014, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those specified in our 2013 Annual Report on Form 10-K, except for:

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for the year ending December 31, 2017. We are currently evaluating the impact that the implementation of this standard will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the quarter ended September 30, 2014. For additional information regarding market risk, refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2013 Annual Report on Form 10-K.

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

CEMPRA, INC.

Dated: October 29, 2014	By:	/s/ Prabhavathi Fernandes, Ph.D.
Prabhavathi Fernandes, Ph.D.
President and Chief Executive Officer

Dated: October 29, 2014	By:	/s/ Mark W. Hahn
Mark W. Hahn
Chief Financial Officer

Dated: October 29, 2014	By:	/s/ Shane M. Barton
Shane M. Barton
Chief Accounting Officer