Form 10-K
period 2014-12-31
CEMPRA, INC.
filed 2015-02-26
CIK 1461993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2014, was approximately $245.3 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Market on June 30, 2014. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of June 30, 2014.

As of February 19, 2015 there were 43,531,347 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated herein by reference, as indicated in Part III.

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

Our lead product, solithromycin (CEM-101), is being developed in oral capsules, intravenous, or IV, and suspension formulations, initially for the treatment of community acquired bacterial pneumonia, or CABP, one of the most serious infections of the respiratory tract. We have completed one Phase 3 clinical trial for the oral treatment of CABP and are enrolling in a second Phase 3 clinical trial for intravenous-to-oral treatment of CABP. Solithromycin is a potent new fourth generation macrolide and the first fluoroketolide in clinical development. As a macrolide, solithromycin has broad use potential against many types of infections and in many patient populations, including pediatrics and pregnancy. Solithromycin’s potency comes from its unique chemical structure, which provides greater ability to fight resistant bacteria. Increasingly, resistance is a major threat to the efficacy of currently available antibiotics.  Solithromycin has excellent organ and tissue distribution and intracellular activity, which allows it to reach bacteria at body sites that other antibiotics may not. Solithromycin is active against many key CABP pathogens as well as against pneumococcal strains resistant to other macrolides. Our pre-clinical and clinical studies to date have demonstrated solithromycin’s efficacy and safety.  This record makes solithromycin a possible treatment for all age groups, including pediatrics. Finally, solithromycin offers flexibility of dosing, whether IV, oral capsule, or oral suspension which we believe will be attractive to both physicians and patients.

We have undertaken two Phase 3 trials which we believe will support our planned new drug application, or NDA, for solithromycin to treat CABP: one trial with oral solithromycin, which we initiated in December 2012, and another with IV solithromycin progressing to oral solithromycin that we began in December 2013. This development program was structured through the draft guidance published by and dialogue with the U.S. Food and Drug Administration, or FDA. We also have received feedback from several European Union, or EU, member countries regarding our plan to submit a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, within a short period of time after our planned filing of the NDA for solithromycin with the FDA.

In January 2015, we reported the results of the Phase 3 trial for oral solithromycin.  The trial met the primary objective of statistical non-inferiority (10% non-inferiority margin) of the early clinical response at 72 (-12/+36) hours after initiation of therapy compared to moxifloxacin. Solithromycin also met the secondary objectives of non-inferiority in clinical success at the short term follow up, or SFU, visit, 5-10 days after the end of therapy, both in the ITT and clinically evaluable populations.  The point estimates for the primary endpoint of early clinical response were 78.2% for solithromycin and 77.9% for moxifloxacin. The results were similar in the combined total patient population, however, initial sub-groups analysis by age, indicate that the difference in point estimates became larger with increasing age and favored solithromycin in the ITT early clinical response groups. The results for the secondary efficacy endpoints supported results from the primary endpoint. Serious adverse effects, or SAEs, occurred with equal frequency in both arms (< 7% of patients) and no SAEs were considered study drug related. The most frequently reported adverse events for solithromycin were headache (4.5%, versus 2.5% incidence with moxifloxacin), diarrhea (4.2%, versus 6.5% with moxifloxacin), nausea (3.5%, versus 3.9% with moxifloxacin), emesis (2.4% versus 2.3% with moxifloxacin) and dizziness (2.1% versus 1.6% with moxifloxacin). No other treatment emergent adverse events occurred, in either arm, with 2.0% incidence or greater. C. difficile associated diarrhea was diagnosed in two patients, both of whom received moxifloxacin. Asymptomatic, reversible ALT elevation was observed in both treatment arms. Grade 4 ALT elevation (> 8xULN) occurred in 1.2% of moxifloxacin patients and 0.5% of solithromycin patients. No patient in either arm of the study had treatment emergent concomitant ALT and bilirubin elevation meeting Hy’s Law criteria.

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

In addition to CABP, we are pursuing a second indication, uncomplicated bacterial urethritis, primarily Neisseria gonorrheae and Chlamydia trachomatis, for which there is an urgent public health need. In this indication, our Phase 2 trial demonstrated that solithromycin was highly effective in treating uncomplicated gonorrhea, with successful treatment of all 43 evaluable patients.  In August 2014, we initiated a Phase 3 clinical trial in patients with uncomplicated gonorrhea and chlamydia.

BARDA also is funding studies to test the efficacy of solithromycin in treating bioterror pathogens such as tularemia and anthrax. Studies were conducted with inhalation exposure in non-human primates in which it was demonstrated that solithromycin was effective in treating both of these infections.

We have global rights (other than the Association of South East Asian Nations, or ASEAN, countries, which are Brunei Darussalam, Cambodia, Indonesia, Laos, Malaysia, Myanmar (Burma), the Philippines, Singapore, Thailand and Vietnam) to solithromycin. We have licensed solithromycin to Toyama Chemical Co., Ltd., or Toyama, for development and commercialization in Japan while retaining the rights to the rest of the world. Toyama successfully completed a Phase 1 trial in healthy Japanese volunteers and has begun a Phase 2 trial in other respiratory tract infections. Toyama and we are sharing the results of our respective development activities.

The FDA has designated each of oral and intravenous solithromycin as a Qualified Infectious Disease Product, or QIDP, for the indication of CABP, and also has designated the oral form as a QIDP for the treatment of uncomplicated gonococcal infections. The QIDP designation is expected to enable us to benefit from certain incentives for the development of new antibiotics, including priority review.

Our second product is Taksta, an antibiotic known as fusidic acid, that has been used for decades outside the U.S., including Western Europe, but which has never been approved in the U.S. We are developing Taksta exclusively in the U.S. as a long term oral treatment of refractory bone and joint infections, including prosthetic joint infections, or PJI, caused by staphylococci, including S. aureus and methicillin-resistant Staphylococcus aureus, or MRSA. Currently, there is no optimal oral, chronic antibiotic for treating these infections. We hope to develop Taksta as an oral treatment with the same efficacy of currently available IV drugs but with the safety and convenience of oral long-term administration. Taksta successfully completed a Phase 2 clinical trial in patients with acute bacterial skin and skin structure infections, or ABSSSI, which is frequently caused by MRSA, demonstrating a tolerability profile and efficacy comparable to linezolid (sold under the brand name Zyvox®), the only oral antibiotic currently approved for the treatment of MRSA approved by the FDA. Having shown that Taksta is well tolerated and is active against current strains of MRSA in the U.S., in December 2012, we initiated a Phase 2 trial with Taksta for the treatment of primarily stapylococcal infections of infected prosthetic joint infections, hip and knee joints.  The Phase 2 trial demonstrated that fusidic acid in combination with rifampin was generally comparable to intravenous standard of care antibiotics. We noted that rifampin decreased the blood levels of fusidic acid significantly and therefore concluded the trial after determining that fusidic acid should be used alone at the loading dose and maintenance dose regimen that was used successfully in the Phase 2 ABSSSI trial. There is no FDA guidance on the design of bone and joint infection or PJI trials and also no FDA-approved antibiotic for bone and joint infections.

In October 2013, the FDA granted orphan drug designation for fusidic acid for the treatment of PJI, which confers regulatory and economic benefits in the development process. In December 2013, PJI was classified as a very rare disease by the National Institutes of Health, or NIH. With these designations in hand, we submitted a proposal for a Phase 3 trial for Tasksta as a treatment for PJI, which could lead to an NDA.  In December 2014, we met with the FDA to review the study design and dosing of the pivotal Phase 3 trial in patients who have failed prior therapy and cannot tolerate another surgery.  In other words, they have no good options for treatment.  Based on that meeting, our plan involves testing Taksta in a superiority trial for long-term suppressive therapy of refractory bone and joint infections, including PJI. Also based on our discussions with the FDA, we plan to conduct a Phase 3 trial for the treatment of ABSSSI to determine Taksta’s safety and efficacy, which would support the NDA for the treatment of refractory bone and joint infections as well as for ABSSSI.

Overview of Solithromycin (CEM-101)

Solithromycin is a potent new fourth generation macrolide, the first fluoroketolide, that we are developing in oral capsule, IV and suspension formulations (for pediatric use) for the treatment of respiratory tract infections, including CABP, which is one of the most common serious infectious diseases of the respiratory tract and the primary cause of death from an infection, and bacterial urethritis, including gonorrhea, the second most common reportable infectious disease in the world. Solithromycin is differentiated from other antibiotics because of its broad therapeutic potential and the right spectrum of activity to target pathogenic bacteria. Broad therapeutic potential means a drug that can be used in the treatment of several disease indications, in this case, such as bacterial pneumonia, chronic obstructive pulmonary disease, or COPD, cystic fibrosis, other respiratory tract infections, infections in children, infections caused by bacterial urethritis, Helicobacter gastritis, eye infections, infections in pregnancy, and others. Targeting the bacteria responsible for CABP and other respiratory infections without causing major effects on the intestinal microflora is a benefit of the macrolide class.

Macrolides, as a class, have been used broadly for treating respiratory and other infections in adults and children because of their excellent safety and efficacy profile. However, resistance to the older macrolides, like azithromycin (Zithromax, Z-Pak) is increasingly common, as high as 44% in the U.S. and 95% in some parts of Asia. A new macrolide which is active against resistant strains, while maintaining the safety of older macrolides, is needed. Solithromycin has the potency and spectrum to characterize it as a fourth generation macrolide. Solithromycin owes its potency to its unique chemical structure that binds to bacterial ribosomes in three sites while earlier generation macrolides bind in only one or two sites on the ribosome. Therefore, bacteria must mutate at three sites on the ribosome to become resistant to solithromycin. To date, we have seen no resistance to solithromycin in our clinical trials, and resistance was rare in our pre-clinical studies. Macrolide use for serious infections has generally been replaced by fluoroquinolones, despite this class having a less desirable safety and tolerability profile than macrolides. The current oral standard of care for CABP is levofloxacin or moxifloxacin, which are fluoroquinolones. As with respiratory tract pathogens, gonorrhea, has become resistant to macrolides, including azithromycin, a widely used macrolide, and other classes of oral antibiotics. Solithromycin could be used in monotherapy to treat CABP and also gonorrhea, chlamydia and mycoplasma infections. We believe solithromycin, with its unique chemical structure, retains and improves on the beneficial features of macrolides and can overcome the shortcomings of existing therapies.

We have undertaken two pivotal Phase 3 trials for solithromycin to treat CABP.  The first was a Phase 3 trial for oral solithromycin, which was designed based on FDA guidance documents and comments from the FDA, which we initiated in December 2012 and completed in late 2014.  We also began in December 2013 a second Phase 3 trial to treat CABP with IV solithromycin progressing to oral solithromycin. Based on the FDA draft guidelines and our discussions with the FDA we believe that these two Phase 3 trials will be sufficient to support our planned NDA for solithromycin to treat CABP. These trials are randomized, double-blinded studies using a respiratory fluoroquinolone, moxifloxacin (Avelox), for which we will have to show non-inferiority for efficacy and acceptable safety and tolerability. Moxifloxacin was selected as the comparator because it is administered at the same dose, 400 mg once a day worldwide, while levofloxacin, the respiratory fluoroquinolone used in our Phase 2 trial, is used at 750 mg once daily in the U.S. and 500 mg twice daily in the rest of the world. Being a global study, the same dose was required to be used in our Phase 3 trials. Non-inferiority for efficacy means solithromycin will have to prove it is statistically as effective as a comparator drug within a pre-defined margin.

On January 5, 2015, we announced positive topline results from our global, pivotal Phase 3 clinical trial of solithromycin oral capsules in the treatment of patients with CABP. In the intent-to-treat, or ITT, population (which was all randomized patients), solithromycin met the primary objective of statistical non-inferiority (10% non-inferiority margin) of the early clinical response at 72 (-12/+36) hours after initiation of therapy compared to moxifloxacin. Solithromycin also met the secondary objectives of non-inferiority in clinical success at the short term follow up, or SFU, visit, 5-10 days after the end of therapy, both in the ITT and clinically evaluable populations. The point estimates for the primary endpoint of early clinical response were 78.2% for solithromycin and 77.9% for moxifloxacin. The 95% confidence interval for the treatment difference had lower and upper bounds of -5.5% and 6.1%, respectively. The results were similar in the combined total patient population, however, initial sub-groups analysis by age, indicate that the difference in point estimates became larger with increasing age and favored solithromycin in the ITT early clinical response groups. The results for the secondary efficacy endpoints supported results from the primary endpoint.

This Phase 3 trial was an active-controlled global, multi-center trial that enrolled 860 adult patients with moderate to moderately severe CABP (pneumonia of PORT Class II, III and IVa severity classification). Enrollment of PORT Class II pneumonia patients was limited to 50% of the study population. Patients were randomized to receive either oral solithromycin, as an 800 mg loading dose followed by 400 mg once daily for a total of five days, while oral moxifloxacin was dosed at 400 mg once daily for seven days. The primary objective was demonstration of non-inferiority of early clinical response at 72 (-12/+36) hours, as specified by FDA guidance, defined as having improvement in at least two of the following four symptoms (without worsening of any); cough, shortness of breath, chest pain and sputum production in the ITT population. The study was designed to provide 90% power to demonstrate non-inferiority in early clinical response rate for solithromycin versus moxifloxacin utilizing a 10% non-inferiority margin. Secondary endpoints included the clinical success rate at the short term follow up visit 5 to 10 days following the last dose of study drug in the ITT and clinically evaluable populations, the microbial ITT population, and a comparison of safety and tolerability of solithromycin compared to moxifloxacin.

In this clinical trial, serious adverse events, or SAEs, occurred with equal frequency in both arms (< 7% of patients) and no SAEs were considered study drug related. The most frequently reported adverse events for solithromycin were headache (4.5%, versus 2.5% incidence with moxifloxacin), diarrhea (4.2%, versus 6.5% with moxifloxacin), nausea (3.5%, versus 3.9% with moxifloxacin), emesis (2.4% versus 2.3% with moxifloxacin) and dizziness (2.1% versus 1.6% with moxifloxacin) No other treatment emergent adverse events occurred, in either arm, with 2.0% incidence or greater. C. difficile associated diarrhea was diagnosed in two patients, both of whom received moxifloxacin. Asymptomatic, reversible ALT elevation was observed in both treatment arms. Grade 3 ALT elevation (>3-8xULN) occurred in 2.1% of moxifloxacin patients and 4.6% of solithromycin patients and Grade 4 ALT elevation (> 8xULN) occurred in 1.2% of moxifloxacin patients and 0.5% of solithromycin patients. No patient in either arm of the study had treatment emergent concomitant ALT and bilirubin elevation meeting Hy’s Law criteria.

CABP is the number one cause of death from an infection and the sixth most common cause of death from all causes in the U.S. and a leading cause of death worldwide. There are 5 to 10 million CABP cases annually, with 1.1 million patients hospitalized per year. Mortality rates are higher in hospitalized CABP patients. Most cases occur in adults 65 years and older, which is a growing population in the U.S. Pneumococcal infections cause more deaths per year in U.S. than breast or prostate cancer. In addition, respiratory disease incidence is increasing because of the growing numbers of COPD and asthma patients. CABP infection in pediatrics is quite common. The rate ranges from 74–92 (<2yrs) and 33–52 (3–6 yrs) per 1,000 children.  Early appropriate therapy is critical to positive outcomes and the treatment is empiric because, in clinical practice, establishing a definitive microbial diagnosis for CABP cases is not always feasible, which leads to selection of empiric therapy to provide broad spectrum coverage to treat the pathogen (with both common and worse-case scenarios often in mind).   Multiple pathogens can be involved, including Gram-positive, Gram-negative and atypical bacteria. Although pneumococcus is the most frequent cause of CABP, because of the multiple pathogens that could cause the disease, broad spectrum antibiotics and multiple antibiotics are typically used to treat CABP. For this reason, the American Thoracic Society, or ATS, and the Infectious Diseases Society of America, or IDSA, recommend treating moderately severe CABP with broad spectrum coverage consisting of intravenous cephalosporin (e.g., ceftriaxone) plus a macrolide, or with a quinolone, typically with hospitalization. Macrolide (for instance,, azithromycin) therapy is added to beta-lactam therapy (such as ceftriaxone) to provide coverage forLegionella and Mycoplasma, so called ‘atypical pathogens’ that are not susceptible to beta-lactam antibiotics.  Notably, pneumoccocci have become increasingly resistant to macrolides, thus making monotherapy with azithromycin, erythromycin, or clarithromycin an inappropriate therapeutic regimen for empiric coverage.

As noted, the second choice is to use fluoroquinolones that are available in oral and IV formulations, such as levofloxacin or moxifloxacin.  While these products are available in IV and oral form and have broad spectrum activity, they are not in favor for treating CABP because:

•	treatment failures occur because of resistant strain selection;
•	their broad spectrum kills intestinal microflora which is associated with C.difficile colitis;
•	adverse effects such as, tendonitis, Achilles tendon rupture, hepatotoxicity and peripheral neuritis; and
•	fluoroquinolones are not approved for use in pediatrics.

Solithromycin’s spectrum of activity includes most of the pathogens involved in CABP and has demonstrated potent activity in vitro in animal models of infection and in our Phase 2 trial using solithromycin to treat CABP in monotherapy and our Phase 3 trial for oral solithromycin as a treatment for CABP.

Solithromycin is intended for both intravenous and oral administration, to allow patients started on IV therapy to be switched to oral therapy when appropriate, which could lead to early discharge from the hospital.  The FDA has designated each of oral and intravenous solithromycin as a QIDP for the indication of CABP. The QIDP designation is expected to enable us to benefit from certain incentives for the development of new antibiotics, including priority review, and a five-year extension of NCE exclusivity.

We also are studying solithromycin for the treatment of bacterial urethritis, including uncomplicated gonorrhea. The current standard of treatment for gonorrhea requires an intramuscular injection of ceftriaxone. Until recently, oral cefixime (Suprax) had been recommended as an alternative for treatment of patients as well as for treatment of their potentially infected partners. However, as of August 2012, the Centers for Disease Control, or CDC, no longer recommends cefixime for the treatment of gonorrhea, which leaves no oral treatment option. In our Phase 2 open-label study completed in 2013 in patients with suspected gonococcal infection, microbiological eradication of gonococci was achieved in 100% of all evaluable patients at all body sites.  In addition to detecting the gonococcus, we also diagnosed Chlamydia trachomatis and Mycoplasma genitalium, which are atypical bacteria that can cause sterility in young girls as well as other ill effects. In most cases when diagnosed, solithromycin was effective against these pathogens also.  Current treatment of bacterial urethritis includes two drugs: ceftriaxone administered intramuscularly and oral azithromycin, which is added to treat co-infections with chlamydia. Azithromycin at the 1000 mg dose that is recommended is not well tolerated. The FDA had asked that both gonococcus and chlamydia be monitored in our ongoing Phase 3 trial and has indicated that a single Phase 3 trial in bacterial urethritis could be sufficient for approval.  In August of 2014, we initiated a Phase 3 clinical trial, called Solitaire-U, of a single 1000 mg dose of oral solithromycin in patients with uncomplicated gonorrhea and chlamydia infections compared with intramuscular ceftriaxone plus oral azithromycin.  We expect to complete enrollment in the fourth quarter of 2015.

In May 2013, we entered into a license agreement with Toyama whereby we licensed to Toyama the exclusive right, with the right to sublicense, to make, use and sell any product in Japan that incorporates solithromycin as its sole active pharmaceutical ingredient, or API, for human therapeutic uses, other than for ophthalmic indications or any condition, disease or affliction of the ophthalmic tissues. Toyama also has a nonexclusive license in Japan and certain other countries, with the right to sublicense, to manufacture or have manufactured API for solithromycin for use in manufacturing such products, subject to limitations and obligations of the concurrently executed supply agreement.  Toyama has granted us certain rights to intellectual property generated by Toyama under the license agreement with respect to solithromycin or licensed products for use with such products outside Japan or with other solithromycin-based products inside or outside Japan.  Toyama has completed a Phase 1 study in healthy Japanese volunteers and has begun a Phase 2 trial in other respiratory tract infections.  Toyama and we are sharing the results of our respective development activities.

In May 2013 we entered into an agreement with BARDA for the evaluation and development of solithromycin for the treatment of bacterial infections in pediatric populations and infections caused by bioterror threat pathogens, specifically anthrax and tularemia. BARDA is funding the development of solithromycin suspension formulation for pediatric use in CABP.  This is the first new antibiotic being developed as a suspension for pediatric use in over 20 years.  The pediatric study plan, or PSP, was submitted and accepted by the FDA and a pediatric investigation plan, or PIP has been accepted by the EMA.  There is an urgent need for a new oral and intravenous antibiotic for use in pediatric infections. Together with Toyama, we have completed pilot suspension formulation and taste masking work and we have completed taste testing in the U.S. and have manufactured the power for suspension for use in Phase 1 studies.  We also have completed a Phase 1 study in adolescent children in the U.S., using the oral capsule formulation. In that study, conducted in pediatric patients age 12 to 17 years, solithromycin oral capsules were well tolerated and demonstrated a pharmacokinetic profile similar to that seen in adults.   The IV formulation is also being tested in these Phase 1 trials. The ongoing Phase 1b study will enroll 64-96 pediatric patients aged newborn to 17 years with suspected or confirmed bacterial infections. Patients will be enrolled in eight arms of up to 12 patients each, with the ultimate number of patients dependent on an interim analysis of each arm.  Patients will receive oral capsules, oral suspension or intravenous solithromycin dosed by weight once per day as add on therapy for up to 5 days. The study is open label and the primary endpoint will be to determine pharmacokinetics in the pediatric population. Safety data will also be collected. On-going with this program as part of this funding is the optimization of the commercial pediatric suspension product and we are expected to begin the start-up activities for a global Phase 2/3 study.

BARDA also funded studies in non-human primates to test the efficacy of solithromycin in treating bioterror pathogens such as tularemia and anthrax. Successful pilot studies were conducted in 2014.

Infections in pregnancy are difficult to treat because of the nature of the infecting pathogens, such as Group B beta hemolytic streptococci and Ureaplasma. These infections can cause sepsis and also preterm birth.  All pregnant women are screened for Group B beta hemolytic streptococci infections and, if not penicillin-allergic, can be treated with penicillin successfully. In penicillin-allergic patients there is no viable option today because of resistance. In patients infected with ureaplasma, penicillin is not effective and azithromycin has been the drug of choice. Recently resistance to azithromycin has increased and there is no optimal treatment option for these infections. In addition drugs that penetrate the amniotic fluid and placenta, in sufficient levels are important to fight infection and azithromycin has low penetration, which inhibits its efficacy in treating the infection. Consequently, there is a need for a safe and effective antibiotic that can be administered maternally but reach effective concentrations in fetal blood so that the infection at these sites can be effectively treated. Solithromycin has demonstrated in vitro activity against Group B beta hemolytic streptococci as well as ureaplasma. In November 2013, we reported that solithromycin may provide an effective antimicrobial approach for the prevention and treatment of intrauterine infections during pregnancy, including ureaplasma and Group B hemolytic streptococcus. A study in which the IV formulation of solithromycin was administered to pregnant sheep, which is a validated model for human pregnancy, resulted in effective concentrations of solithromycin in fetal plasma and amniotic fluid. According to the CDC, preterm births account for 75% of perinatal mortality. Bacterial infection of amniotic cavity is associated with preterm birth, or PTB. It is estimated that infection may be implicated in as many as 40% of PTB cases. In a 2007 study, bacterial vaginosis was shown to approximately double the risk of PTB and miscarriages were six times more likely. Pregnant women could be an additional patient population for solithromycin. BARDA funded a segment 3 toxicology study that was completed successfully and these results could allow solithromycin to be tested in pregnancy.

Our prior Phase 1, Phase 2 and Phase 3 (for oral solithromycin) clinical trials and pre-clinical studies to date have shown that solithromycin has the following attributes:

•	favorable safety and tolerability profile;
•	comparable efficacy to levofloxacin, a standard of care therapy in the U.S., for treatment of CABP, with a lower incidence of treatment emergent adverse events than levofloxacin;
•	non-inferiority of oral solithromycin in clinical efficacy for treatment of CABP in comparison to orally administered moxifloxacin, with a comparable incidence of treatment emergent adverse events;

•	potent activity against a broad range of bacteria with excellent tissue distribution and intracellular activity;
•	lower incidence of resistance development;
•	potential for IV, oral and suspension formulations that may allow it to be used in broad patient populations and settings;
•	potential for special populations, including pediatric and pregnant patients;
•	anti-inflammatory qualities to help patients feel better sooner during treatment; and
•	chemical stability at room temperature.

Overview of Taksta

Taksta is a therapy that we are developing exclusively in the U.S. for the oral chronic, or long term, treatment, of refractory bone and joint infections, including PJI, which are frequently caused by staphylococci, including S. aureus, MRSA, coagulase negative staphylococci and other Gram-positive bacteria. Taksta is a novel and proprietary dosing regimen of fusidic acid, which is an approved antibiotic that has been sold by Leo Laboratories, Ltd. primarily for staphylococcal infections, including skin, soft tissue and bone infections, for several decades in Europe and other countries outside the U.S. and has a long-established safety and efficacy profile. Fusidic acid, however, has never been approved for use in the U.S. We believe Taksta has the potential to be used in hospital and community settings on both a short-term and chronic basis. Since bone and joint infections are primarily treated with a combination of IV and oral drugs, we believe that Taksta would enable out-patient treatment of many patients who would otherwise require hospitalization and/or intravenous therapy, which we also believe would provide pharmacoeconomic advantages, be well received by doctors and be more convenient for patients. In May 2013, we were issued a patent for our proprietary dosing regimen which has been shown with pharmacodynamics experiments to limit resistance development. In addition, in the Phase 2 study for ABSSSI, Taksta was well tolerated and no resistant strains were isolated.  Further, fusidic acid is eligible for market exclusivity under the Drug Price Competition and Patent Term Restoration Act, also known as the Hatch-Waxman Act. In October 2013, the FDA designated Taksta as an orphan drug for the treatment of prosthetic joint infections, which will provide seven years of market exclusivity if Taksta is approved by the FDA for such treatment.  We will work to have orphan drug designation granted for Taksta for refractory bone and joint infections, which will provide the same additional two years of market exclusivity if Taksta is approved by the FDA for such treatment.   In addition, orphan drug designation would give us an opportunity to develop an NDA study design acceptable to the FDA for our planned NDA. In December 2013, PJI was classified as a very rare disease by the NIH.

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

In 2010, we successfully completed a Phase 2 clinical trial with Taksta in ABSSSI patients. In this trial, the Taksta loading dose regimen demonstrated efficacy, safety and tolerability that was numerically comparable (this Phase 2 trial was not powered for formal statistical comparisons) to linezolid, the only FDA-approved oral treatment for MRSA. Like ABSSSI, prosthetic joint infections are often caused by staphylococci, including MRSA. In December 2012, we initiated a Phase 2 trial of Taksta for treatment of primarily stapylococcal infections of infected prosthetic joint infections, hip and knee joints. There were 15 sites in the U.S. Despite the lack of FDA guidance for clinical trial design for treating PJI we designed a Phase 2 trial that compares vancomycin, which is the standard of care, with oral fusidic acid and rifampin.  Based on the results of the 14 patients enrolled in this study, we concluded that the fusidic acid in combination with rifampin was generally comparable to intravenous standard of care antibiotics.  During the conduct of this trial, we noted that rifampin significantly diminished the blood levels of fusidic acid and, in one case, the emergence of a S.aureus resistant to rifampin (i.e., the fusidic acid/rifampin combination produced therapeutic exposures to both drugs that were comparable to monotherapy with rifampin).  The Phase 2 trial was concluded after our determination that fusidic acid should be optimally dosed in monotherapy even in bone and joint infections, using the loading dose and maintenance dose regimen which was successfully used in the ABSSSI Phase 2 trial.

In December 2014, we met with the FDA to review the study design and dosing of the pivotal Phase 3 trial in patients who have failed in therapy and cannot tolerate another surgery.  In other words, they have no other optimal options.  Based on that meeting, our plan involves testing Taksta for long-term suppressive therapy of refractory bone and joint infections, including PJI in a superiority trial. Also based on our discussions with the FDA, we plan to conduct a Phase 3 non-inferiority trial for the treatment of ABSSSI to determine Taksta’s safety and efficacy, which would support the NDA for the treatment of refractory bone and joint infections and ABSSSI.

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

We believe that the initial market acceptance of Ketek, which, according to IMS Health, in 2005, its first full year after FDA approval, generated 3.4 million prescriptions and $193 million in sales in the U.S., demonstrates the potential for a new macrolide therapy. However, soon after its U.S. approval in 2004, Ketek was found to cause reversible visual disturbances, loss of consciousness, exacerbate myasthenia gravis (a neurological disorder characterized by improper muscle regulation) and cause liver toxicity resulting in liver failure. Ketek was withdrawn in 2007 for use in all infections other than CABP, and as a result, the large market predicted for Ketek has not developed. While Ketek is a macrolide, solithromycin has a different chemical structure from Ketek, and therefore we believe is not likely to have the safety issues associated with Ketek. Our research, which was published in a peer-reviewed article in Antimicrobial Agents and Chemotherapy, suggests that pyridine, a chemical component of Ketek, is the agent that causes liver toxicity and other problems associated with Ketek. Solithromycin and older generation macrolides, including azithromycin and clarithromycin, do not have a pyridine component and have a safety profile distinct from that associated with Ketek. We believe that solithromycin has the potential to be more successful than older macrolides because of the activity against resistant pathogens and potency if our ongoing Phase 3 trials for CABP and gonorrhea confirm the efficacy and safety profile demonstrated in our previous trials.

As a result of the limitations of current therapies for CABP, we believe there is an opportunity to introduce the fourth generation macrolide that is more potent and effective against bacteria that are resistant to older generations of macrolides, while retaining the traditional safety and anti-inflammatory properties that macrolides are known to exhibit. To date, our Phase 1, Phase 2 and Phase 3 (for oral solithromycin) clinical trials have demonstrated that solithromycin is potent and effective against resistant bacteria and is well tolerated, with no serious adverse events. We also believe that developing IV and oral formulations will provide flexibility to physicians to treat patients according to the severity of their disease and transition some patients from IV to oral, enabling them to leave the hospital sooner. If approved by the FDA, solithromycin would be the first macrolide approved with both IV and oral capsule and suspension formulations since azithromycin was approved more than 20 years ago.

Further, we believe that the designation by the FDA of solithromycin as a QIDP for the treatment of CABP provides us with advantages in its development, namely priority review, and a five year extension of new chemical entity (NCE) exclusivity.

In addition to CABP, there is a large public health need for a new and effective oral treatment for treating bacterial urethritis. Resistance has emerged to cefixime, which was the only remaining oral therapy for gonococci infections, such as bacterial urethritis. Our Phase 2 trial conducted in 2013 demonstrated that solithromycin is active against most bacterial pathogens known to be involved in bacterial urethritis including gonococci, chlamydia and mycoplasma. The CDC has identified N. gonorrhea as one of the three pathogens that pose an immediate public health threat that require urgent and aggressive action.  In addition, the CDC and key opinion leaders have expressed the need for an oral antibiotic as a replacement for cefixime because of resistance development. The development of solithromycin for bacterial urethritis would present an additional market opportunity for solithromycin and all of the patient data gathered in any trials would also contribute to the safety data base for CABP development. The FDA has indicated to us that a single Phase 3 trial for solithromycin in bacterial urethritis could be sufficient for approval.  In 2014, the FDA designated solithromycin as a QIDP for the treatment of uncomplicated gonococcal infections, which would provide us with the same development advantages discussed above for solithromycin as a treatment for CABP.

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

Solithromycin has demonstrated a favorable safety and tolerability profile. Solithromycin has been tested in over 1,300 subjects in our Phase 1, Phase 2 and Phase 3 (for oral solithromycin) clinical trials and has been shown to be safe and well tolerated to date. There were no clinically significant laboratory abnormalities in the Phase 1 trials. In the Phase 2 trial, there were fewer adverse events compared to levofloxacin, none of which required the patient to prematurely discontinue treatment with solithromycin, and no serious adverse events determined by the investigator to be related to solithromycin. In the Phase 3 trial for oral solithromycin, serious adverse effects, or SAEs, occurred with equal frequency in both the solithromycin and moxifloxacin arms (< 7% of patients) and no SAEs were considered study drug related. In this trial, the overall safety and tolerability profile of solithromycin was comparable to that of moxifloxacin, although more patients receiving moxifloxacin had Grade 4 ALT elevation (>8xULN) (1.2% of patients, versus 0.5% among solithromycin recipients), and more patients receiving moxifloxacin had documented C. difficile associated diarrhea/colitis (n=2, versus 0 with solithromycin). Safety and tolerability also were demonstrated in our Phase 2 trial for bacterial urethritis as well as in our study in patients with mild to severe chronic liver disease. We have completed Phase 1a studies in adolescent children as part of the pediatric development program funded by BARDA.  In this study solithromycin demonstrated the same safety and pharmacokinetics as demonstrated in our adult programs. We believe that solithromycin’s safety and tolerability profile will allow it to be used in many patient populations, including pediatrics and pregnancy.

Solithromycin has demonstrated comparable efficacy to the current standard of care for CABP and non-inferiority compared to another widely used treatment for CABP. In our Phase 2 trial in 132 CABP patients comparing the oral formulation of solithromycin to levofloxacin, solithromycin successfully demonstrated efficacy comparable to levofloxacin. In addition, solithromycin was highly effective in our Phase 2 trial of bacterial urethritis. In our Phase 3 CABP trial which enrolled 860 CABP patients,solithromycin met the primary objective of statistical non-inferiority compared to moxifloxacin.

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

Solithromycin has improved anti-inflammatory qualities. In CABP and other bacterial infections, the body’s immune response to the bacteria results in inflammation and tissue damage, which worsens symptoms. In addition to their antibacterial effects, macrolides also have anti-inflammatory properties which help patients feel better earlier. Our pre-clinical data suggest that solithromycin could have significantly greater anti-inflammatory properties than azithromycin and clarithromycin, which are used to treat patients with cystic fibrosis, or CF, and COPD, primarily for their anti-inflammatory properties.  In 2015, we expect to initiate a Phase 2 study in COPD patients to determine the anti-inflammatory effects of solithromycin in this patient group.

Clinical Data

Phase 3 Oral CABP Trial. We successfully completed our global, pivotal Phase 3 clinical trial of solithromycin oral capsules in the treatment of patients with CABP. This Phase 3 trial was a double-blind, active-controlled global, multi-center trial that enrolled 860 adult patients with moderate to moderately severe CABP (pneumonia of PORT Class II, III and IVa severity classification).  This would be pneumonia severity scores of 51-105. Enrollment of PORT Class II pneumonia patients was limited to 50% of the study population. Patients were randomized to receive either oral solithromycin, as an 800 mg loading dose followed by 400 mg once daily for a total of five days, while oral moxifloxacin was dosed at 400 mg once daily for seven days. The primary objective was demonstration of non-inferiority of early clinical response at 72 (-12/+36) hours, as specified by FDA guidance, defined as having improvement in at least two of the following four symptoms (without worsening of any); cough, shortness of breath, chest pain and sputum production in the ITT population. The study was designed to provide 90% power to demonstrate non-inferiority in early clinical response rate for solithromycin versus moxifloxacin utilizing a 10% non-inferiority margin. Secondary endpoints included the clinical success rate at the short term follow up visit 5 to 10 days following the last dose of study drug in the ITT and clinically evaluable populations, and importantly, a comparison of safety and tolerability of solithromycin compared to moxifloxacin.

In the ITT population (which was all randomized patients), solithromycin met the primary objective of statistical non-inferiority (10% non-inferiority margin) of the early clinical response at 72 (-12/+36) hours after initiation of therapy compared to moxifloxacin. Solithromycin also met the secondary objectives of non-inferiority in clinical success at the short term follow up, or SFU, visit, 5-10 days after the end of therapy, both in the ITT and clinically evaluable populations. The point estimates for the primary endpoint of early clinical response were 78.2% for solithromycin and 77.9% for moxifloxacin. The 95% confidence interval for the treatment difference had lower and upper bounds of -5.5% and 6.1%, respectively. The results were similar in the combined total patient population, however, initial sub-groups analysis by age, indicate that the difference in point estimates became larger with increasing age and favored solithromycin in the ITT early clinical response groups. The results for the secondary efficacy endpoints supported results from the primary endpoint.

SAEs occurred with equal frequency in both arms (< 7% of patients) and no SAEs were considered study drug related. The most frequently reported adverse events for solithromycin were headache (4.5%, versus 2.5% incidence with moxifloxacin), diarrhea (4.2%, versus 6.5% with moxifloxacin), nausea (3.5%, versus 3.9% with moxifloxacin), emesis (2.4% versus 2.3% with moxifloxacin) and dizziness (2.1% versus 1.6% with moxifloxacin) No other treatment emergent adverse events occurred, in either arm, with 2.0% incidence or greater. C. difficile associated diarrhea was diagnosed in two patients, both of whom received moxifloxacin. Asymptomatic, reversible ALT elevation was observed in both treatment arms. Grade 3 ALT elevation (>3-8xULN) occurred in 2.1% moxifloxacin patients and 4.6% of solithromycin patients and Grade 4 ALT elevation (> 8xULN) occurred in 1.2% of moxifloxacin patients and 0.5% of solithromycin patients. No patient in either arm of the study had treatment emergent concomitant ALT and bilirubin elevation meeting Hy’s Law criteria.

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

Phase 1 IV Trial. The objective of our Phase 1 IV trial for solithromycin was to demonstrate safety and tolerability as well as to select the therapeutic dose after IV administration for our planned second Phase 3, IV to oral trial. We tested escalating IV doses of 25 mg, 50 mg, 100 mg, 200 mg, 400 mg, 800 mg and 1000 mg administered as single doses or 200, 400, 600 and 800 mg doses administered once daily for seven days. Patients were randomized into solithromycin and placebo arms. In the trial, the most common adverse events, or AEs, were general disorders and administration site conditions related to infusion discomfort or pain. Our Phase 1 trial also tested infusion solutions designed to minimize injection site pain. No AEs were reported in any of the studies that resulted from clinically significant changes in vital signs or ECG data. In healthy subjects who received repeat-dose IV solithromycin (200, 400, or 800 mg QD for up to seven days) in the Phase 1 study 20% had asymptomatic and reversible ALT elevations. One subject, who received three daily doses of 800 mg, had a reversible and asymptomatic Grade 4 ALT elevation without bilirubin elevation. These ALT elevations were reversible and not associated with symptoms, bilirubin elevation or cholestasis. No loss-of-consciousness or myasthenia exacerbations were observed. Among patients receiving repeated doses of 400 mg daily for up to seven days, no clinically significant systemic adverse events were observed, except injection site pain in some subjects. In addition, the desired PK profile was achieved, with clinically relevant mean peak solithromycin concentrations of 4 micrograms/mL. Modeling of the PK data suggest that initial intravenous dosing with 400 mg once-daily, with a switch to oral administration when clinically appropriate to the same dose as in the oral program, i.e. 800 mg loading dose and 400 mg maintenance dose, will achieve concentrations of the drug that warrant its evaluation in the treatment of moderate to severe community acquired bacterial pneumonia caused by pathogens including azithromycin-resistant pneumococcus, Legionella, Mycoplasma, Moraxella, Hemophilus influenzae, and Staphylococcus aureus , including methicillin susceptible and community-acquired methicillin-resistant Staphylococcus aureus, all of which are infections that could require elevated concentrations of antibiotics. Based on this study, we selected a therapeutic dose of 400 mg administered intravenously once daily for up to seven days for our Phase 3 IV-to-oral trial with the option of stepping down to oral treatment of solithromycin when appropriate as decided by the physician based on decreased symptoms.

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

Thorough QT (TQT) Study.  Macrolides are known to cause QT prolongation that may be associated with risk of arrhythmia. In 2013, the U.S. drug label for azithromycin, the most commonly prescribed macrolide antibiotic in the U.S., was updated to include a warning of possible QTc prolongation and the risk for sudden death. This label change followed publication of a study that suggested a higher risk of cardiovascular death in persons treated with a 5-day course of azithromycin compared to persons treated with amoxicillin, ciprofloxacin, or no drug. We conducted a TQT study of solithromycin, the top line results of which demonstrated no QT effects at single intravenous (IV) doses of 800 mg infused over 40 minutes (achieving a geometric mean Cmax of 5.7 µg/mL).  In our solithromycin TQT study, 48 subjects were enrolled in a three-way randomized dosing sequence cross-over design to receive 800 mg of IV solithromycin infused over 40 minutes to obtain maximal cardiac exposure (Cmax), 400 mg of oral moxifloxacin, which was used as the positive control along with IV physiologic saline to maintain study blinding, or IV physiologic saline as the negative control. There was a seven-day washout period between dosing intervals. Data were collected continuously for 25 hours, starting one hour before dosing, using 12-lead ECG Holter monitors. Electrocardiograms were analyzed by a core laboratory. The study’s assay sensitivity was confirmed by the observation of QTc prolongation following dosing with moxifloxacin. The study thereby constitutes a solidly negative TQT study as defined by the ICH E14 guidance. Solithromycin at the supratherapeutic exposures achieved in this study had no significant effect on the QT interval.

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

Pediatric trials. Pediatric clinical trials funded by the BARDA were initiated as a Phase 1a trial by enrolling adolescents with suspected or confirmed bacterial infections who received solithromycin capsules (12 mg/kg on Day 1 [up to 800 mg], 6 mg/kg daily on Days 2-5 [up to 400 mg]). The safety and pharmacokinetics were similar to that noted in adults. A suspension formulation has been developed and Phase 1b testing has been initiated using the suspension, capsules and intravenous formulations in children ages 0-17 years with suspected or confirmed bacterial infections.

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

Ongoing and Planned Clinical Trials

Solithromycin as a Treatment for CABP. We have undertaken our pivotal clinical trial program, which consists of two Phase 3 trials, including one trial with oral solithromycin and one trial with IV solithromycin progressing to oral solithromycin, for the approval of both IV and oral products under separate NDAs.  The FDA’s Anti-Infective Drugs Advisory Committee (AIDAC) convened in November 2011 to review anticipated changes in guidance to the industry for conducting clinical trials for CABP. The proposed guidance follows several FDA advisory meetings as well as recommendations of an independent advisory body called the FNIH that involved industry and academic infectious disease physicians. According to the proposed guidelines, the primary endpoint for Phase 3 CABP trials would be clinical success at an early timepoint (day 3-5 post study drug initiation). Clinical success is defined as improvement in at least two of the following symptoms: cough, shortness of breath, chest pain, and sputum production, without worsening in any other symptom. The proposed guidelines also clarify the patient population required for these trials by specifying the percent of patients to be enrolled based on the severity of their disease. We designed our Phase 3 trials in accordance with these guidelines and met with the FDA to finalize the design. Subsequently, in January 2014, the FDA issued new draft guidelines which may decrease the number of PORT II patients as well as the overall margin which would allow a smaller study size and data base.  However, we have continued our Phase 3 trials as previously agreed upon with the FDA.  The EMA has not changed its guidelines.  The Phase 3 trial for oral solithromycin was initiated in the fourth quarter of 2012 and the Phase 3 trial for IV-to-oral solithromycin was begun in December 2013. The Phase 3 trials are randomized, double-blinded studies conducted against a comparator drug agreed upon with the FDA, for which we will have to show non-inferiority from an efficacy perspective and acceptable safety and tolerability. We completed enrollment of the Phase 3 oral trial in the fourth quarter of 2014 and reported top line data for the Phase 3 oral trial in January 2015, as reported above.

In October 2012, we reported results from our Phase 1 trial for the IV formulation of solithromycin in which we demonstrated that IV solithromycin was well tolerated, showed a favorable pharmacokinetic (PK) profile and achieved relevant plasma concentrations. Based on this study, we selected a therapeutic dose of 400 mg administered once daily for up to seven days for the Phase 3 IV-to-oral trial which we initiated in December 2013.

We are working on pediatric studies for solithromycin in a range of indications for CABP through our agreement with BARDA. BARDA is funding the development of solithromycin in oral, IV and suspension formulations for pediatric use in CABP.  This is the first antibiotic being developed as a suspension for all pediatric age groups in over 20 years.  The pediatric plan was submitted and accepted by the FDA and a similar plan has been submitted to the EMA.  There is an urgent need for a new antibiotic for use in pediatric infections. Together with Toyama, we made a suspension formulation that has been taste tested and demonstrated to be bioavailable in a bioavailability study in adults. We also have completed a Phase 1 study in adolescent children in the U.S.  In that study, conducted in pediatric patients age 12 to 17 years, solithromycin oral capsules were well tolerated and demonstrated a pharmacokinetic profile similar to that seen in adults.  The Phase 1b study will enroll 64-96 pediatric patients aged newborn to 17 years with suspected or confirmed bacterial infections. Patients will receive oral capsules, oral suspension or intravenous solithromycin dosed by weight once per day as add on therapy for up to 5 days. The study is open label and the primary endpoint will be to determine pharmacokinetics in the pediatric population. Safety data will also be collected. On-going with this program, as part of this funding is the optimization of the commercial pediatric suspension product and we are expected to begin the start-up activities for a global Phase 2/3 study.

Solithromycin as a Treatment for Bacterial Urethritis. We have demonstrated that solithromycin has in vitro activity against a broad spectrum of pathogens that cause bacterial urethritis, including N. gonorrhoeae, Chlamydia trachomatis, Mycoplasma genitalium, Ureaplasma urealyticum etc. In our Phase 2 trial, we demonstrated that solithromycin is effective in treating gonococcal urethritis/cervicitis, and pharyngeal and rectal gonococcal infections. In 2013, the CDC identified N. gonorrhoeae as an urgent public health threat that requires urgent and aggressive action.   The CDC no longer recommends oral cefixime to be used in the treatment of gonorrhea and the recommended treatment is intramuscular injection of ceftriaxone, plus either azithromycin or doxycycline. Resistance to ceftriaxone has been reported. There is no oral antibiotic currently recommended for treating gonorrhea as well as for treatment of sexual partners of infected patients. This need has become a public health crisis and the WHO and U.S. government are looking for alternative treatments. We have initiated a Phase 3 trial testing a single dose of oral solithromycin in patients with gonorrhea in two study centers provided by the Australian Health Agency and two study centers in the United States.  We are also working with the NIAID to determine if they can add additional centers to the trial in the U.S.  The FDA has asked that both gonococcus and chlamydia be monitored in our Phase 3 trial and has indicated that a single Phase 3 trial in bacterial urethritis could be sufficient for approval.

Potential Biodefense Application for Solithromycin. Solithromycin is active against bioterror threat pathogens such as B. anthracis, Yersinia pestis and Francisella tularensis. BARDA funded studies to test the efficacy of solithromycin in treating bioterror pathogens such as tularemia and anthrax. These tests have been completed in non-human primates and have shown that solithromycin is effective in treating anthrax and tularemia when the infection was initiated by the pulmonary route.

Taksta (Fusidic Acid)

Overview

Taksta, our fusidic acid product candidate, is an antibiotic that we are developing in the U.S. for the oral chronic treatment of refractory bone and joint infections, including PJI, which are frequently caused by staphylococci, including coagulase-negative and coagulase-positive staphlycocci and MRSA. Fusidic acid is the only member of a unique class of antibiotics, called fusidanes, and has a mechanism of action that differs from any other antibiotic. Fusidic acid has been approved and sold for several decades in Europe and other countries outside the U.S. and has a long-established safety and efficacy profile, but has never been approved in the U.S. We have conducted in vitro tests of Taksta’s activity against thousands of strains of S. aureus found in the U.S. and our data show that virtually all of those strains tested (99.6%) are susceptible to Taksta. In addition, we believe Taksta has the potential to be used in hospital and community settings on both a short-term and chronic basis. Our completed Phase 2 clinical study has shown Taksta to be comparably effective to linezolid, a treatment for the common skin infection S. aureus and the only oral antibiotic approved by the FDA to treat MRSA. Based on our discussions with the FDA for the trial design of our planned Phase 3 trial in refractory bone and joint infections, we also plan to conduct a Phase 3 trial for the treatment of ABSSSI to determine Taksta’s safety and efficacy, which trial would support the NDA for the treatment of refractory bone and joint infections. As a result, we also may seek approval of Taksta for the treatment of ABSSSI.

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

The methods for the treatment for PJI are variable depending on the severity of the infection and the patient’s condition. The infected prosthesis could be saved or could be replaced. The antibiotics used to treat these infections depend on the pathogens involved. Staphylococci are the most frequently identified pathogen in PJI. IDSA has recently issued guidelines for the treatment of PJI (Osmon, et al., 2013). In almost all cases intravenous vancomycin is administered for two to eight weeks, in combination with oral antibiotics such as rifampin, ciprofloxacin, levofloxacin, cefazolin, clindamycin or trimethoprim/sufamethoxazole (Bactrim).  The choice of the oral antibiotic is dependent on whether the staphylococcus is MRSA. Rifampin is commonly used with other antibiotics, such as intravenous vancomycin, as its use has been noted to have better outcome. Two-stage revision replacement of an infected prosthesis is most commonly practiced in the U.S. It has been noted that greater than 85% success could be achieved by two-stage revision versus 45% success rate if the prosthesis is retained. These results are in the U.S. where fusidic acid is not available for use. In the two-stage method of treatment, the infected prosthesis is removed, an antibiotic impregnated spacer is installed and the patient is then treated with IV vancomycin for four to six weeks. After that time, the antibiotic is stopped and after six weeks, the joint is cultured to determine if the infection is cleared and a new prosthesis is introduced. Thus, in the U.S., patients undergo at least two surgeries, several weeks of intravenous therapy, as well as oral antibiotics. In Europe and Australia, two-stage revision is less common and the strategy is to debride and treat with intravenous vancomycin and oral rifampin for one to four weeks followed by oral rifampin plus fusidic acid for three months to one to two years. Other oral antibiotics have been used with less success. In the U.S., the debride and retention method is less often used in PJI patients, but when used in these patients, chronic suppression is used for years with a combination of intravenous and oral antibiotics and the treatment is often a failure. According to Data Monitor, physicians indicate that safety is a significant factor for them in choosing antibiotic therapy for osteomyelitis and prosthetic joint infections because the population of patients receiving prosthetic joints tends to be older and the treatment duration is longer. As a result, we believe there is a significant opportunity for a treatment for prosthetic joint infection that is effective against staphylococci, including MRSA, and can be used safely on a long-term basis. Outside of the U.S., fusidic acid has been used successfully in combination with rifampin to achieve high cure rates in selected patients with prosthetic joint infections, without requiring replacement of the prosthesis. In a recent review of clinical experience at an Australian teaching hospital, as well as in the Swiss teaching hospital, treatment of staphylococcal prosthetic joint infection with debridement, prosthesis retention, and oral fusidic acid and rifampin therapy achieved an approximately 88% treatment success rate at one year.  Fusidic acid has also been used in other bone and join infections for long-term chronic suppressive therapy, generally in combination with rifampin.  Based on our Phase 2 trial comparing fusidic acid in combination with rifampin to vancomycin, we determined that rifampin reduced fusidic acid levels in the blood.  Consequently, we concluded that fusidic acid should be optimally dosed in monotherapy, even in bone and joint infections.

Key Attributes of Taksta

We believe Taksta can be an effective treatment for refractory bone and joint infections because of the following key attributes.

Taksta has an established safety profile outside the U.S. Fusidic acid has been approved and used in certain countries in Europe and in Australia for many years, in some countries as many as 40 years, both for short-term use in complicated skin infections as well as for long-term use in other types of infections requiring long-term therapy, such as bone and joint infections including osteomyelitis and prosthetic joint infections. Further, fusidic acid has been used in pediatric populations outside the U.S. and has been safe and well tolerated. As fusidic acid has been in clinical use outside the U.S. for several decades, a substantial body of safety data is in the public domain. Safety data from over 100 published clinical study results involving the oral administration of fusidic acid to over an aggregate of 4,000 patients demonstrated a safety profile consistent with non-U.S. approved product labeling. These data indicate significant worldwide use of fusidic acid, capture clinical experience in the public domain and characterize the safety profile of fusidic acid. The safety data from our Phase 1 and Phase 2 clinical trials are consistent with available historical data and establish that Taksta has a favorable safety and tolerability profile.

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

Taksta is an oral therapy for all types of S. aureus, including MRSA. The leading treatments for bone and joint and prosthetic joint infections and ABSSSI caused by MRSA are available only in IV formulations. Linezolid is the only drug currently approved for use against MRSA with an oral formulation. However, its use is associated with serious side effects and cannot be used in certain patient populations without additional monitoring. We believe our Phase 2 trial in PJI and other clinical studies and historical data on fusidic acid demonstrate that Taksta has the potential to be a safe and effective oral treatment for refractory bone and joint infections and ABSSSI caused by MRSA. We believe Taksta would enable physicians to treat patients not otherwise needing hospitalization on an outpatient basis, thereby reducing hospitalization costs and avoiding the unnecessary introduction of resistant bacteria into the hospital setting.

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

Taksta can be used in patient populations not well served by current treatments. We believe Taksta could also be used for patients that are anemic, as well as patients on serotonergic drugs such as SSRIs who could be treated with an oral antibiotic, but for whom linezolid may not be a viable or convenient treatment option due to side effects and/or increased monitoring requirements. In addition, none of the antibiotics currently on the market can be used for prolonged periods of time to treat chronic staphylococcal infections due to safety concerns. We believe Taksta could fulfill the need for a safe, long-term oral therapy to treat chronic infections such as refractory bone and joint infections and osteomyelitis. Furthermore, there are few treatment options for children infected with S. aureus, especially MRSA, because in children, IV antibiotics have unpredictable blood levels and are inconvenient to dose. Fusidic acid is available in an oral formulation and has been used in pediatric populations outside the U.S. We intend to develop a pediatric formulation of Taksta to address the need for a safe and effective oral treatment of staphylococci and streptococci in children.

Clinical Data

Fusidic acid has been used outside the U.S. for approximately four decades. However, fusidic acid has never been approved in the U.S. As a result, we must demonstrate that Taksta is active against current strains of staph, including MRSA, that are responsible for infections in the U.S., as well as to show that it is well tolerated at the dosing regimen that we are developing.

Phase 2 Clinical Trial in PJI.  We initiated, in December 2012, a Phase 2 clinical trial of Taksta for the treatment of prosthetic joint infections. In October 2013, the FDA granted orphan drug designation to Taksta for the treatment of PJI. There is no published FDA guidance for clinical trials for PJI. Further, we need to determine the impact of the orphan drug designation on our clinical development plan and the planned Phase 3 clinical trial to support an NDA.  The Phase 2 trial was an open-label, randomized controlled trial that compared intravenous standard-of-care antibiotic therapy with an oral regimen comprised of fusidic acid plus rifampin for treatment of hip or knee PJI attributed to staphylococci that was managed with two-stage exchange or debride and retain surgical treatment strategies. At the time of initial debridement or explant surgery, empiric IV-standard of care therapy was initiated. Oral antibiotic therapy was initiated post-operatively during a four day window while intravenous antibiotics were continued. Fusidic acid was administered twice daily, with an initial loading dose of 3000 mg (1500 mg BID) followed by a total daily dose (TDD) of 1800 mg (900 mg BID) thereafter, with allowed reduction to 1500 or 1200 mg TDD in case of intolerability. On the second day of oral antibiotic dosing, rifampin was added, at a dose of 450 mg BID, with allowed reduction to 300 mg BID for renal insufficiency or intolerability. If oral therapy with fusidic acid/rifampin was well tolerated and the pathogen was fusidic acid and rifampin sensitive, randomization to continued therapy with IV standard of care versus fusidic acid/rifampin was permitted. At the time of hospital discharge (Day 5-7), Day14 and Day 28 of oral antibiotic therapy, multiple blood samples were obtained from 6 of the study subjects randomized to fusidic acid/rifampin combination therapy to determine fusidic acid and rifampin plasma concentrations, using validated analytical methods. Overall, the efficacy of the fusidic acid/rifampin arm was generally comparable to that of intravenous standard of care antibiotics in the group of 14 randomized patients. Based on prior Phase 1 PK trials with fusidic acid dosing alone, fusidic acid trough concentrations of 100-200 µg/mL were expected at steady state. In our Phase 2 trial, fusidic acid levels were substantially lower, and showed progressive decline from Day 5-7 to 14-28. In one patient for whom rifampin dosing was discontinued following collection of PK blood samples on Day14, a substantial rebound of fusidic acid levels was observed. This observation and a cross-study comparison of fusidic acid exposures (with and without concomitant rifampin) suggest that rifampin reduces fusidic acid exposures by approximately 50-80%.  This circumstance can be equivalent to rifampin monotherapy, and may be associated with rapid emergence of staphylococcal rifampin resistance, as has been previously observed in clinical trials of fusidic acid/rifampin for PJI. In light of these data, weconcluded the study and proposed a Phase 3 trial in bone and joint infections in which fusidic acid (alone) would be used in the loading dose and maintenance dose regimen that we used in the ABSSSI Phase 2 trial.  A Phase 3 superiority trial in refractory bone and joint infections was proposed to the FDA in December 2014. The FDA has provided a positive response to the protocol synopsis provided we conduct a Phase 3 ABSSSI trial in order to have sufficient safety and efficacy data at the NDA submission.

Phase 2 Clinical Trial in ABSSSI. We have successfully completed a Phase 2 clinical trial in ABSSSI, comparing Taksta to linezolid, which is the only oral antibiotic approved by the FDA for treating MRSA infections. The trial demonstrated that our Taksta loading dose regimen has a favorable safety and tolerability profile with efficacy comparable to linezolid. In this study, patients were stratified by the type of infection, such as wounds and cellulitis, and, through the first 127 patients, were randomized in a 1:1:1 ratio to receive a Taksta non-loading regimen (Taksta 600 mg twice per day which is similar to the dose practically used in the E.U.), a Taksta loading dose regimen (Taksta 1500 mg twice per day on Day 1, followed by 600 mg twice per day), or linezolid (600 mg twice per day, which is the standard approved dose), each administered for 10-14 days. After interim analysis of the initial 127 patients demonstrated comparable safety and tolerability of the two Taksta regimens, the Taksta non-loading dose regimen was dropped in favor of the Taksta loading dose regimen, which was shown to have a lower resistance profile in in vitro models, and the remaining patients were randomized in a 1:1 ratio to receive the Taksta loading dose regimen or the linezolid regimen. A total of 155 patients received either the Taksta loading dose regimen or linezolid. The loading dose followed by maintenance dose strategy was designed to ensure a higher concentration of Taksta in the bloodstream at the beginning of the treatment period to rapidly reduce the bacterial population load in an infection, thus limiting resistance development, and to then allow a reduced dose to maintain steady state levels of Taksta in the bloodstream, which increases tolerability.

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

Compassionate Use Data. We have treated one patient with severe chronic osteomyelitis under a single-patient compassionate use (expanded access) protocol with Taksta. This patient had been treated unsuccessfully with many approved antibiotics over a period of two years and was scheduled for a leg amputation. After being treated with Taksta, the patient recovered and the large leg lesion healed; the patient was treated with Taksta for approximately two years.  In Canada, where fusidic acid tablets are available, a single patient with S. aureus infected prosthetic joints in both elbows following severe rheumatoid arthritis had failed on all possible oral medications and was scheduled for amputation of one arm. After treatment with higher doses than recommended in Canada and similar to our loading dose regimen, the arm was saved from amputation and the patient has continued on fusidic acid therapy for over four years to date.  These results, while encouraging, are preliminary, from a small number of patients and of limited value because they were not obtained in a controlled clinical trial. Furthermore, these results may not be predictive of our future trial results, including the results of our planned Phase 3 trial regarding refractory bone and joint infections.  To date, we have enrolled two patients diagnosed with chronic MRSA infections in their hips in an intermediate-size expanded access trial.  Both patients received Taksta chronically for several months.

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

We used several European and Australian studies as the basis for our Phase 2 study design for Taksta for the treatment of prosthetic joint infections. The study was published in 2007 by the European Society of Clinical Microbiology and Infectious Diseases. Between 1998 and 2003, 20 patients in St. Vincent’s Hospital, a teaching hospital in Melbourne, Australia, were treated for staphylococcal prosthetic joint infection with debridement, prosthesis retention, and IV antibiotic followed by oral fusidic acid and rifampin. Of the patients, 13 had hip joint replacements and seven had knee joint replacements. The median duration of IV treatment was 12 days, the median duration of hospitalization was 20 days and the median duration of oral treatment was 12 months. Two patients reported nausea that was severe enough to require a change of treatment. Two patients reported transient nausea, but continued treatment. No hepatotoxicity was reported. There was no evidence of treatment failure for 18 patients and 16 patients retained their original prosthesis without any evidence of infection after 26 months of follow-up. The cumulative success of treatment after one year was approximately 88%. In a retrospective study of patients with MRSA orthopedic device-related infection in Geneva University Hospitals between 2000-2008, of 41 patients with a median follow up of 391 days, 18 patients experienced treatment failure, involving MRSA persistence or recurrence (Ferry et al., 2010) while none of the 12 patients who received a rifampin-fusidic acid combination therapy followed by intravenous vancomycin and oral rifampin therapy experienced treatment failure.

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

Rifampin has emerged as a critical antibiotic in the treatment of prosthetic joint infection, attributed to its unique ability to penetrate and disperse biofilms on prosthetic material. In a landmark study, Zimmerli and colleagues [Zimmerli 1998] demonstrated the important role of rifampin in the effective treatment of prosthetic joint infection when used in combination with initial IV therapy (vancomycin or flucloxacillin) and follow-on oral antibiotic therapy (ciprofloxacin). In that trial, patients with stable implants and a short duration of infection were effectively treated with the debride and retain strategy, with success in 100% of evaluable patients who received a three to six month course of ciprofloxacin/rifampin therapy. There were no MRSA infections in the study population. Drancourt et al. [1997] demonstrated equivalent efficacy of oral fusidic acid/rifampin to oral ofloxacin/rifampin in a randomized trial of therapy in prosthetic joint infection cases treated with the debride and retain strategy. In a third report of clinical experience with fusidic acid plus rifampin for orthopedic device related infection (comprised principally of joint prostheses and internal fixation devices), Ferry et al. [2010] reported clinical success in 12 of 12 patients.  Based on our Phase 2 trial comparing fusidic acid in combination with rifampin, we determined that rifampin reduced fusidic acid levels in the blood.  Consequently, we concluded that fusidic acid should be optimally dosed in monotherapy, even in bone and join infections.

Planned Clinical Trials

We recently tested Taksta in two-stage revision treatment of PJI, as this is the standard of care in the U.S. In our Phase 2 trial, the infected joint was removed, cultured, a spacer inserted and the patients were then randomized to either intravenous vancomycin only for three to four days, followed by oral rifampin and Taksta for six weeks in the study arm or an intravenous standard of care for six weeks in the comparator arm.  The primary end-point was bacteriologic cure at 12 weeks, at the time the second prosthesis was to be introduced. The secondary end points were retention of the joint for three to six months and safety. Long-term monitoring for infection relapse or recurrence will continue for the subsequent two years. The intent of this study was to show non-inferiority to the standard of care for efficacy and to show that two oral drugs can replace an intravenous drug for four to six weeks of treatment.  We also have a compassionate use program for those PJI patients where two-stage revision is not possible or necessary. Such a study would replicate the use of fusidic acid overseas and could provide even greater pharmacoeconomic advantages.

We began the open-label Phase 2 trial of Taksta in patients with prosthetic joint infections in December 2012.  Based on discussions with the FDA, we revised the protocol to clarify interpretation of end points and expedite trial enrollment. There is no FDA guidance for developing antibiotics for treating PJI, and we designed the Phase 2 trial with a clear endpoint that compares vancomycin, which is the standard of care, to oral fusidic acid and rifampin.  We concluded the trial because we believe we met our primary objectives of the Phase 2 trial, namely safety and efficacy, to determine the study design and dose of our planned Phase 3 trial. We submitted the proposed Phase 3 trial protocol to the FDA in early 2014 and met with the FDA in December 2014 in a Type C meeting. Based on that meeting, our plan involves testing Taksta for long-term suppressive therapy of refractory bone and joint infections, including PJI, as well as a treatment for ABSSSI. The proposed trial would consist of a Phase 3 superiority trial of approximately 30 to 100 patients to test efficacy for chronic suppression of refractory bone and joint infections, and a Phase 3 trial in ABSSSI to provide safety and efficacy data.

Earlier Stage Pipeline Programs

Our earlier stage programs include developing other uses for solithromycin and Taksta, as well as the development of newly discovered compounds as antibiotics and for the treatment of other diseases.

Solithromycin. In the future we may pursue secondary indications for solithromycin to treat other respiratory tract infections such as pharyngitis, sinusitis and chronic bronchitis, as well as other infectious diseases such as infections in CF patients, otitis media (middle ear infection), Helicobacter gastritis, malaria, tuberculosis, eye infections and COPD. Of these additional indications, we are currently most interested in COPD and CF infections. In COPD, older macroldies are used, because of their anti-inflammatory properties, to lower the dose of steroids. Solithromycin has demonstrated anti-inflammatory properties.  We are planning a Phase 2 trial in patients with COPD, which we expect to begin in the first quarter of 2015.

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

Our Commercialization Strategy

We will pursue commercialization strategies intended to maximize the value of each product. We plan to develop our product candidates through late-stage clinical studies.  During late stage development, we expect to begin market development activities to prepare for product introduction.  If a product is approved, we plan to either sell our products directly through our own hospital-based and retail sales forces, which we would need to assemble, or through partnerships, which we would need to negotiate with larger pharmaceutical companies.

Solithromycin. We began the commercialization process in 2014 and expect to be actively engaged in the commercialization process in 2015.  This process has involved and will include key opinion leader engagement, commercial assessments and forecasts of key markets, product uptake and penetration studies, pricing and reimbursement research and sales force sizing scenarios. In the U.S., we intend to maximize the solithromycin opportunity by ultimately having a hospital-based sales force, a specialty sales force and a primary care sales force. We believe we could build a sales force to sell directly to the hospital market and in targeted specialty and primary care markets.  In this scenario, segmentation of the key hospitals and most productive retail physicians should allow a targeted sales force to be effective. However, a large pharmaceutical company with an established commercial organization may be better positioned to maximize solithromycin sales in the primary care market. Consequently, there may be an opportunity to partner with a large pharmaceutical company in a manner that enables us to retain either promotion or co-promotion rights in certain markets.

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

The Toyama license is part of our global development program.  We will receive all data and information developed by Toyama in all clinical trials and other studies required in Japan. This will add to our data base, and we expect will be beneficial as we seek approval for solithromycin in markets outside of the U.S. and Japan. While we licensed the rights to solithromycin in Japan to Toyama, we retain the rights to make and sell it elsewhere in the world.

We also plan to conduct the necessary trials to establish the utility of solithromycin for the treatment of a broader variety of respiratory and other infections including sinusitis, bronchitis and other forms of pneumonia, and plan to align our commercial strategy with the product life cycle plan accordingly.

Taksta. The initial market for Taksta will be in the treatment of refractory bone and joint infections. Patients with prosthetic joint infections are generally admitted to the hospital to begin antibiotic treatment and determine whether a debridement procedure that retains the prosthetic joint will be performed or whether the prosthetic joint will be removed. Following whatever procedure is necessary, patients are discharged and treated on an outpatient basis. Additionally, Taksta could be used in the U.S. in the hospital emergency department for treatment of ABSSSI infections. Both markets could also be addressed by the same hospital and community-based sales force we may build to sell solithromycin.

Competition

Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Many of our potential competitors have substantially greater financial, technical and human resources than we do and significantly more experience in the discovery, development and regulatory approvals of products, and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render solithromycin, Taksta or any other product candidates that we have in development obsolete or non-competitive before we can recover the expenses of developing and commercializing any product candidates. We anticipate that we will face intense and increasing competition as new drugs enter the market, as advanced technologies become available and as generic forms of currently branded drugs become available. Finally, the development of new treatment methods for the diseases we are targeting could render our drugs non-competitive or obsolete.

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

We anticipate that, if approved, solithromycin will compete with other antibiotics that demonstrate CABP activity. These include well established, widely prescribed drugs, including generic versions, such as azithromycin, clarithromycin, moxifloxacin, levofloxacin, linezolid and ceftriaxone. Among macrolides, azithromycin (Zithromax, Z-Pak) is the class leader, and a generic drug.  Azithromycin is available as oral tablets, lyophilized vials for intravenous and a powder for suspension, which has allowed dosing of all age groups and has been used broadly including for simple respiratory tract infections and in combination with ceftriaxone to treat CABP.  Azithromycin and other macrolides are used broadly in COPD for their anti-inflammatory properties to lower the dose of steroids, in bacterial urethritis to treat gonorrhea and Chlamydia infections, and many other infections. Azithromycin is among the most widely used antibiotics. Ceftaroline was approved in CABP, but only the intravenous formulation is available; no oral or powder for suspension for pediatric use is available. For intravenous use in CABP, ceftaroline must be co-administered with azithromycin or another macrolide because it does not provide adequate coverage for atypical bacteria, such as Legionella or Mycoplasma.  Patients can stay in the hospital for IV therapy or be discharged on a different, lower potency second generation cephalosporin. Ceftobiprole has failed to get approval in the U.S. and is being evaluated in Europe for CABP. However, it is very similar to ceftaroline in being available for intravenous use.  Novaxel’s pleuromutilin analog was licensed to Forest Laboratories and returned to them recently. This product could potentially be developed in CABP, but could be cross resistant with the oxazolidinones and chloramphenicol, binding to the same cfr site on the bacterial ribosome, thus potentially having limited ability to fight resistance. We are not aware of any other drugs in development for CABP currently; to our knowledge, the majority in development are being developed for ABSSI and for hospital acquired pneumonia, or HAP.  Fluoroquinolones, such as levofloxacin and moxifloxacin, could be used in CABP and are available in oral and IV formulations. They are not approved for pediatric use because of safety. Levofloxacin is now generic and because of its lower potency, its use in CABP has been taken over by the branded moxifloxacin (Avelox). Fluoroquinolones are known for several undesirable effects such as tendonitis, achilles tendon rupture, C. difficile colitis, and hepatotoxicity and central nervous system side effects. These adverse events limit the use of these drugs in CABP.  In the area of bacterial urethritis, gonococcus has become resistant to older macrolides and other drugs and only intramuscular ceftriaxone is currently available for treating these patients. A fluoroquinolone is under development for gonorrhea by Melinta Therapeutics, Inc. but has not been tested in a Phase 2 trial yet.  Gonorrhea also has shown resistance to fluoroquinolones.  We believe that a few companies, such as Paratek Pharmaceuticals, Inc. and Nabriva Therapeutics AG are initiating the development of a new tetracycline and a new pleuromutilin analog in CABP.  Neither of these antibiotic classes have historically been used as first line or second line treatment of CABP patients.

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

Intellectual Property

Due to the length of time and expense associated with bringing new products to market, biopharmaceutical companies have traditionally placed considerable importance on obtaining and maintaining patent protection for significant new technologies, products and processes. Solithromycin is a new chemical entity developed from the macrolide library of compounds licensed from Optimer (now owned by Cubist) and is covered by a series of patents and patent applications, which claim, among other things, the composition of matter of solithromycin. The original patents covering the composition of matter for fusidic acid have expired. Our proprietary position for Taksta has two bases. For prosthetic joint infections or bone and joint infections, if Taksta is the first fusidic acid product approved by the FDA, it would be a new chemical entity, or NCE, and would receive five years of data exclusivity under the Hatch-Waxman Act, which would be increased to 10 years under the GAIN Act. Taksta was awarded orphan drug status for prosthetic joint infections, which, if approved by the FDA would extend the first exclusivity period to seven years which, together with the five years granted under the GAIN Act, would provide 12 years statutory exclusivity. In addition, we expect that Taksta would also be eligible for pediatric exclusivity.  We will work to have orphan drug status granted to Taksta for the treatment of refractory bone and joint infections, which, if granted, and Takasta is approved by the FDA for treating this indication, Takata would receive this same protection. Our loading dose regimen, which received a U.S. patent in May 2013, provides patent protection to 2029.

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

We have applied, and are applying, for patents directed to our three main areas of focus: (1) macrolide and ketolide antibiotics, (2) fusidic acid antibiotics, and (3) macrolides and ketolides for non-antibiotic uses, both in the U.S. and, when appropriate, in other countries. As of December 31, 2014, our owned and in-licensed patent portfolio consisted of eight issued patents in the U.S., and approximately 120 other patent applications pending worldwide.

With respect to solithromycin and a broad group of macrolide antibiotics, our U.S. patent portfolio consists of three issued U.S. patents, U.S. Patent Nos. 7,601,695, 8,012,943 and 8,343,936, each entitled “Novel Antibacterial Agents,” which we exclusively license from Optimer. U.S. Patent No. 7,601,695 (US ‘695) issued on October 13, 2009 and is scheduled to expire in 2025, including a Patent Term Adjustment of 330 days under 35 U.S.C. § 154(b). U.S. Patent No. 8,012,943 (US ‘943) issued on September 6, 2011, is scheduled to expire in 2024, and does not include a Patent Term Adjustment under 35 U.S.C. § 154(b).  U.S. Patent No. 8,343,936 (US‘936) issued on January 1, 2013, is scheduled to expire in 2024, and does not include a Patent Term Adjustment under 35 U.S.C. § 154(b). The exclusively in-licensed portfolio also includes a continuing patent application of US ‘695, US ‘943, and US‘936 pending in the U.S., a corresponding issued patent in Canada, corresponding patent applications pending in Europe (European Patent Convention), and patent registrations that have been initiated in Hong Kong. Prosecution is ongoing in each of those patent applications. Each of the foregoing patents and applications ultimately arise from a PCT international application filed on March 5, 2004, which claims a priority benefit to U.S. provisional applications filed on March 10, 2003, and May 6, 2003.

We have filed patent applications in the U.S., Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Mexico, New Zealand, the Russian Federation, South Africa, and South Korea claiming two new crystalline forms of solithromycin. U.S. Patent No. 8,759,500 (US‘500), entitled “Crystalline Forms of a Macrolide, and Uses Therefor,” issued on June 24, 2014, is scheduled to expire in 2031.We have also filed additional patent applications pending in the U.S., Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Mexico, New Zealand, the Russian Federation, Singapore, and South Korea covering solithromycin and related compounds.  A few of those applications have already issued as patents.  Those patents and applications claim related chemical compounds, pharmaceutical compositions, pharmaceutical formulations, methods for treating particular infections and other diseases, and/or manufacturing processes. We are seeking to develop a strategy to increase the breadth of solithromycin coverage, particularly in the U.S., Europe, and Asia, and prosecution is ongoing in each case.. In particular, we have filed patent applications in several countries that claim processes for manufacturing solithromycin and related compounds from either clarithromycin or erythromycin. Those same patent applications also claim the composition of matter of various intermediates used in those processes. Solithromycin and related compounds have also been described by us in U.S. and international patent applications claiming their use in (a) treating bacterial infections arising from one or more resistant bacterial strains, including bacterial strains resistant to other macrolides or ketolides, (b) biowarfare and biodefense applications, (c) treating Mycobacterium infections, including tuberculosis and Mycobacterium avium infections, (d) treating bacterial gastrointestinal diseases, (e) treating eye infections, (f) treating NASH, and (g) treating diabetes. We have also filed U.S. and international patent applications claiming pharmaceutical compositions and pharmaceutical formulations of solithromycin and related compounds, including lyophilized forms of solithromycin, parenteral formulations of solithromycin for IV delivery, and topical formulations of solithromycin for ocular delivery. We have filed, or are preparing for filing, U.S. and international patent applications covering solithromycin and other macrolides and ketolides for treating diseases other than infection, including inflammatory diseases, cystic fibrosis, motilin receptor-mediated diseases and malaria to increase the breadth of coverage of other macrolides and ketolides in the U.S., Europe, and Asia.

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

With respect to fusidic acid, our U.S. patent portfolio consists of two issued U.S. patents. 8,450,300, entitled "Fusidic Acid Dosing Regimens for Treatment of Bacterial Infections," issued on May 28, 2013, and is scheduled to expire in 2029, including a Patent Term Adjustment of 149 days under 35 U.S.C. § 154(b). U.S. Patent No. 8,247,394, entitled "Methods of Treating Urethritis and Related Infections Using Fusidic Acid," issued on August 21, 2012, and is scheduled to expire in 2031, including a Patent Term Adjustment of 267 days under 35 U.S.C. § 154(b). We are continuing a strategy to increase the breadth of our fusidic acid coverage in the U.S., Europe, and Asia. We have filed patent applications covering fusidic acid in the U.S., Canada and Japan. The fusidate sodium chemical entity itself is a compound which is no longer subject to composition of matter patents in the U.S. Therefore, our pending patent applications claim new dosing protocols and uses of fusidic acid, and new formulations and packaging. The novel loading dose regimen that has been developed to overcome pre-existing limitations on a broader, more effective use of fusidic acid in the treatment of bacterial infections, including infections not previously considered to be susceptible to fusidic acid, like urethritis. We have also filed patent applications covering new formulations of fusidic acid for direct bronchial and pulmonary delivery, and formulations and packaging of fusidic acid dosage units to overcome the storage limitations of fusidic acid.

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

Patent and Trademark Office in granting a patent, or may be shortened if a patent is terminally disclaimed over another patent. In the U.S. and certain other countries, the patent’s term may also be lengthened by patent term extension or restoration, which compensates a patentee for administrative delays in granting a regulatory approval by the FDA, or similar agency in other countries. For a more comprehensive discussion of patent term and extensions thereto, please see “Business—Government Regulation and Product Approval.”

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

Further, we seek trademark protection in the U.S. and internationally where available and when appropriate. We have a registered trademark in the U.S. for the CEMPRA mark, which we use in connection with our pharmaceutical research and development services, and which we plan to use with our proposed products. We also have filed applications at the U.S. Patent and Trademark Office for the TAKSTA, STRAFEX, and STAFREL marks. We plan to use the TAKSTA mark with our proposed sodium fusidate product. The remaining marks may be used with the sodium fusidate product or other proposed products.  Because solithromycin is being used as monotherapy in our Phase 3 trials for CABP, we selected the trial name of “Solitaire”.

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

As consideration for the execution of the license agreement, Toyama paid us an upfront payment of $10.0 million. Toyama is also obligated to pay us up to an aggregate of $60.0 million in milestone payments, depending on the achievement of various regulatory, patent, development and commercial milestones. The first of these milestones was achieved in the third quarter of 2014 for which we received a payment of $10.0 million from Toyama. Under the terms of the license agreement, Toyama must also pay us a royalty equal to a low-to-high first double decimal digit percentage of net sales, subject to downward adjustment in certain circumstances.

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

The agreement is a cost plus fixed fee development contract, with a base performance segment valued at approximately $17.7 million, and four option work segments that BARDA may request in its sole discretion. If all four option segments are requested, the cumulative value of the agreement would be approximately $58 million. Three of the options are cost plus fixed fee arrangements, while the second to last option is a cost sharing arrangement for which we would be responsible for a designated portion of the costs associated with that work segment. The estimated period of performance for the base performance segment is May 24, 2013 through May 23, 2015. BARDA exercised the second option in November 2014.  The value of the second option work segment is approximately $16.0 million and the estimated period of performance is November 14, 2014 through November 30, 2016. If all option segments are requested, this estimated period of performance would be extended until approximately May 23, 2018.

Activities being conducted for the base performance include, among other things, toxicology studies, pharmacokinetics and pharmacodynamics studies, safety studies, animal model efficacy studies, activities to develop a powder for suspension formulation, and select chemical synthesis activities. In the event that BARDA requests one or more of the option work segments, optional activities to be conducted would include, among other things, additional efficacy studies, Phase 1 and Phase 2/3 clinical studies, dose determination studies and filing of new drug applications. BARDA may terminate this agreement upon our uncured default in our performance of the agreement or at anytime if the contracting officer determines that it is in the government’s interest to terminate the agreement.

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

We have presented to and received feedback from several E.U. member countries regarding our plan to submit an MAA to the EMA.  As part of this, our PIP has been accepted by the EMA for the suspension formulation of solithromycin to treat CABP in pediatric patients.

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

Employees

As of February 23, 2015, we had 55 employees, 16 of whom hold Ph.D. or M.D. degrees. Thirty-seven of our employees were engaged in research and development activities and eighteen were engaged in support administration, including business development and finance. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Clinical testing is expensive, can take many years to complete and its outcome is highly uncertain. Failure can occur at any time during the clinical trial process due to inadequate performance of a drug or inadequate adherence by patients or investigators to clinical trial protocols. Pursuant to FDA guidelines, new drugs must show non-inferiority or superiority to existing approved treatments. We have conducted our solithromycin for CABP clinical trials pursuant to proposed guidelines published by the FDA in 2011 for drugs being developed for the treatment of CABP (these guidelines were revised in 2014, which would materially alter our planned clinical development). To date, those clinical trials demonstrate solithromycin are comparable to current standard of care. However, because the number of patients in our Phase 2 trial for the oral formulation of solithromycin was small, our results were not powered to show, and did not show, statistical non-inferiority. If in our ongoing and any later clinical trials solithromycin fails to demonstrate safety and/or superiority or non-inferiority according to FDA guidelines, the FDA will not approve that product candidate and we would not be able to commercialize it, which will have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Further, regulatory approvals in foreign countries are subject to risks associated with different regulatory requirements, including clinical trial guidance, and regulatory schemes, including, for example, multiple country regulation within the European Union.  As a result, clinical trial results and other regulatory processes undertaken by us within the U.S. may not be accepted in foreign countries, which would add to the cost and time to develop our product candidates in foreign countries.

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

In particular, drugs being tested and/or developed for the treatment of CABP, including solithromycin, are subject to proposed guidelines published by the FDA in 2009 (with new guidelines proposed in November 2011 and again in 2014). We have conducted our clinical trials to date according to the standards established by the 2009 and 2011 proposed guidelines.  While we expected the FDA to revise the proposed guidelines for CABP, we could not delay development of solithromycin and began the Phase 3 oral trial in December 2012 and the Phase 3 IV-to-oral trial in December 2013, which was before the FDA issued revised proposed guidelines in 2014.  While the 2014 proposed guidelines did not impose any new requirements on our Phase 3 trials, the FDA could further revise the guidelines. Any new proposed guidelines may require us to conduct additional clinical trials, re-run previously completed trials to gather data at different endpoints or according to different protocols, or otherwise materially alter our planned clinical development of solithromycin. Any such regulatory change may materially increase our costs, delay the completion of our clinical trials, and otherwise impact our ability to obtain regulatory approval for our product candidate. Furthermore, the FDA’s guidance documents are not binding on the FDA. As a result, the FDA may not accept the results of clinical trials we conduct even if they were to follow the FDA’s most recent guidance.

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

Ketek is a macrolide antibiotic that the FDA approved in 2004 for the treatment of multi-drug resistant pneumococci and other CABP bacteria. Soon after release, however, Ketek was found to cause reversible visual disturbances, exacerbate myasthenia gravis (a neurological disorder characterized by improper muscle regulation) and cause liver failure. These effects led the FDA to require the drug label for Ketek to include a strengthened warning section regarding specific drug-related adverse events and contributed to Ketek being withdrawn in 2007 for the treatment of all infections other than CABP. Our research suggests these side effects may be caused by the pyridine moiety, which forms a part of the structure of Ketek. We have demonstrated that pyridine inhibits the action of nicotinic acid acetylcholine receptors that could result in the side effects caused by Ketek. Solithromycin and older generation macrolides, including azithromycin and clarithromycin, that have been widely marketed do not have a pyridine component. If our research is proven to be incorrect or if solithromycin demonstrates similar side effects, the FDA might not approve solithromycin, or, if already approved, might withdraw approval, require us to conduct additional clinical trials or require warnings on product labeling, which would significantly harm our ability to generate revenues from solithromycin. Even if the FDA approves solithromycin, physicians may not be convinced that solithromycin is a safe and effective treatment for CABP and other infections. If physicians believe solithromycin demonstrates characteristics similar to Ketek, they might not prescribe solithromycin, which would negatively affect our revenues.

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

We may experience delays in clinical trials of our product candidates. Our planned clinical trials might not begin on time, may be interrupted or delayed once commenced, might need to be redesigned, might not enroll a sufficient number of patients or might not be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including the following:

•	delays in obtaining regulatory approval to commence a trial;
•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;
•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
•	delays in obtaining required institutional review board, or IRB, approval at each site;
•	delays in identifying, recruiting and training suitable clinical investigators;
•	delays in recruiting suitable patients to participate in a trial;
•	delays in having patients complete participation in a trial or return for post-treatment follow-up;
•	clinical sites dropping out of a trial to the detriment of enrollment;
•	time required to add new sites;
•	delays in obtaining sufficient supplies of clinical trial materials, including suitable active pharmaceutical ingredient, or API, whether of our product candidates or comparator drugs; or
•	delays resulting from negative or equivocal findings of the data safety monitoring board, or DSMB, for a trial.

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

We have completed a Phase 2 clinical trial of Taksta for the treatment of prosthetic joint infections but there is no guarantee that the results of our planned Phase 3 trial or any other trial we conduct will be consistent with the results of the Phase 2 trial or any other trials conducted to date or will demonstrate safety and efficacy to the satisfaction of the FDA.

While we have completed a Phase 2 clinical trial comparing Taksta to linezolid for the treatment of ABSSSI the results of our completed Phase 2 trial for the treatment of ABSSSI were not powered to show, and did not show, statistical non-inferiority. Comparisons to results from other reported clinical trials, including our completed Phase 2 clinical trial for the treatment of ABSSSI, can assist in evaluating the potential efficacy of Taksta for the treatment of prosthetic joint infections; however, there are many factors that affect the outcome for patients in clinical trials, some of which are not apparent in published reports, and results from different trials often cannot be reliably compared. Therefore, there is no assurance that the results of any other trials we conduct for Taksta in the treatment of refractory bone and joint infections or ABSSSI will demonstrate safety and efficacy comparable to the results of trials conducted to date or will be sufficient to attain FDA approval.

We initiated, in December 2012, our Phase 2 clinical trial of Taksta for the treatment of prosthetic joint infections. In October 2013, the FDA granted orphan drug designation to Taksta for the treatment of PJI and we will work to have orphan drug designation granted for Taksta for refractory bone and joint infections. There is no published FDA guidance for clinical trials for PJI or for bone and joint infections. Further, we need to determine the impact of the orphan drug designation for PJI and possible designation for bone and joint infections on our clinical development plan and the completed Phase 2 clinical trial to support an NDA.  In the Phase 2 PJI trial we noted that although oral fusidic acid plus rifampin had similar efficacy to intravenous vancomycin, rifampin significantly diminished the blood levels of fusidic acid..  We concluded the Phase 2 trial because we demonstrated that fusidic acid in combination with rifampin was generally comparable to intravenous standard of care antibiotics. We believe that the proper dosing of fusidic acid is without rifampin and that the loading dose and maintenance dose that we had tested in the ABSSSI Phase 2 trial was optimal for the Phase 3 refractory bone and joint infection trial. We submitted a synopsis of our planned clinical trial protocol to support an NDA submission for Taksta as a treatment for refractory bone and joint infections, including prosthetic joint infections, with the FDA and met with the FDA to discuss the protocol in December 2014.  Based on that meeting, our plan involves testing Taksta for long-term suppressive therapy of refractory bone and joint infections, including PJI. The proposed trial would consist of a Phase 3 superiority trial of approximately 30 to 100 patients to test efficacy for chronic suppression of refractory bone and joint infections, and a Phase 3 trial in ABSSSI to provide safety and efficacy data.  However, the FDA is not bound by our discussion and if the FDA believes that the plan is inadequate, it could delay or prevent our ability to receive regulatory approval or commercialize Taksta for the treatment of refractory bone and joint infections.

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

On December 20, 2011, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules, pursuant to which we borrowed $10.0 million. On May 31, 2013, we amended the loan and security agreement, pursuant to which Hercules agreed to provide us with additional credit of approximately $5.2 million, which amount we borrowed at closing.  In addition, at the time that the loan is either due or prepaid, we must pay Hercules a fee of $400,000.  On March 27, 2014, we amended the loan and security agreement to provide us with additional credit of $3.0 million upon our request, which we borrowed on June 30, 2014, at which time we further amended the loan and security agreement to provide us with additional credit of $10.0 million upon our request, provided we meet all conditions precedent to requesting an advance; the additional $10.0 million will be made available to us as follows: $5.0 million upon the receipt of a specified amount of milestone payments from Toyama Chemical Co., Ltd., and the remaining $5.0 million upon our receipt, by a specified date, of designated Phase 3 data for oral solithromycin. At December 31, 2014 our aggregate borrowings were approximately $18.5 million.  In January 2015, the full $10.0 million became available to us.  We must repay the indebtedness on or before April 1, 2018. On the earliest to occur of (i) the maturity date of the loan, (ii) the date that we prepay the outstanding secured obligations under the loan agreement in full, or (iii) the acceleration of the secured obligations under the loan agreement, we must pay Hercules a charge of up to $200,000. In addition, at the earlier of the time the loan is prepaid, the time it is accelerated or June 1, 2017, we must pay Hercules a fee of $495,245. Our ability to make payments on this indebtedness depends on our ability to generate cash in the future. We expect to experience negative cash flow for the foreseeable future as we fund our operations and capital expenditures. There can be no assurance that we will be in a position to repay this indebtedness when due or obtain extensions of the maturity date. We anticipate that we will need to secure additional funding in order for us to be able to satisfy our obligations when due. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If that additional funding involves the sale of equity securities or convertible securities, it would result in the issuance of additional shares of our capital stock, which would result in dilution to our stockholders.

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

We need substantial amounts of cash to complete the clinical development of solithromycin and Taksta. Based on current assumptions and our estimates of costs and timelines for the development of solithromycin for the treatment of CABP and our existing cash and equivalents, we expect that we have sufficient funds in hand to fund our operating expenses and capital expenditure requirements into 2017, including the completion of our IV-to-oral Phase 3 clinical trial for solithromycin as a treatment for CAPB and the completion of our Phase 3 trial for solithromycin for the treatment of gonorrhea and initial commercial readiness activities for solithromycin. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our clinical trials may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect and we may be required to conduct additional trials requested by the FDA that could increase our costs significantly. We would also need to raise additional funds sooner if we choose to initiate clinical trials more rapidly than we presently anticipate or if we elect to conduct additional trials for alternate indications. In any event, the costs to develop solithromycin beyond our two ongoing Phase 3 trials and Taksta beyond our completed Phase 2 trial will be significant and we will need to raise additional capital to continue those development activities to obtain regulatory approval of and to commercialize solithromycin and Taksta.

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

Strategic partners may cease to pursue their own development of our product candidates or cease funding and other activities required by our agreements with those strategic partners for reasons beyond our control.

In May 2013, we entered into a license agreement with Toyama under which Toyama is to initiate certain clinical trials, obtain regulatory approval and launch and commercialize approved licensed products in Japan. If the results of Toyama’s studies are disappointing or inconclusive or if Toyama were to breach its obligations under the license agreement, the development of solithromycin in Japan could be materially harmed, and any negative clinical results could materially harm our own development efforts for solithromycin.  In addition, the loss of milestone payments from Toyama called for under the license agreement could have a material adverse impact on our capital resources and ability to conduct our operations. These same risks will apply to any other strategic partnership into which we may enter in the future.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed in obtaining, or may ultimately not be able to obtain, regulatory approval for or commercialize solithromycin, Taksta or any other product candidates.

We have relied, and plan to continue to rely, on various CROs to recruit patients, monitor and manage data for our on-going clinical programs for solithromycin and Taksta, as well as for the execution of our pre-clinical and non-clinical studies. We control only certain aspects of our CROs’ activities; nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with the FDA’s current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before deciding whether to approve our product candidates. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. In addition, to evaluate the safety and effectiveness of solithromycin and Taksta to a statistically significant degree our clinical trials will require an adequately large number of test subjects. Any clinical trial that a CRO conducts abroad on our behalf is subject to similar regulation. Accordingly, if our CROs fail to comply with these regulations or recruit a sufficient number of patients, we may have to repeat clinical trials, which would delay the regulatory approval process.

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

We do not currently have nor do we plan to build the infrastructure or capability internally to manufacture solithromycin or Taksta for use in the conduct of our clinical trials. In January 2013, we entered into an agreement with Wockhardt to supply the API and commercial supply for solithromycin. Wockhardt manufactures solithromycin according to our specifications under our proprietary rights. While we have the ability to develop alternate sources for solithromycin (and have identified an alternate source) should Wockhardt be unable to supply our needs, we may not be able to negotiate an agreement with another source on acceptable terms, if at all. Similarly, in July 2013, we contracted with Hospira Worldwide, Inc., or Hospira, to provide us with clinical and commercial supplies of the intravenous form of solithromycin. If Hospira fails to supply a specified percentage of product to us, we may seek an alternate supplier. If Hospira were unable to provide our needed supply of intravenous solithromycin, we may not be able to negotiate an agreement with another source on acceptable terms, if at all.

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

Finally, we also could experience manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreement between us.If Wockhardt, Hospira, Ercros, or any alternate supplier of API or finished drug product for solithromycin or Taksta experiences any significant difficulties in its respective manufacturing processes, does not comply with the terms of the agreement between us or does not devote sufficient time, energy and care to providing our manufacturing needs, we could experience significant interruptions in the supply of solithromycin or Taksta, which could impair our ability to supply solithromycin or Taksta at the levels required for our clinical trials and commercialization and prevent or delay their successful development and commercialization. On June 20, 2012, the FDA issued a Warning Letter to Ercros, citing cGMP violations at the Ercros facility that manufactures the API for Taksta. Although some of the alleged violations may be related to products other than fusidic acid, the FDA’s issuance of a Warning Letter signifies Agency concerns with cGMP compliance at the Ercros facility. We believe Ercros is actively working with FDA to resolve these issues. However, if Ercros is unable to satisfactorily address the FDA’s concerns in a timely manner, the FDA may take further enforcement actions that could significantly jeopardize our supply of Taksta API for use in clinical trials or later commercialization. For example, the FDA might issue an import alert, which could preclude us from importing Taksta API manufactured at the Ercros facility. Particularly in light of the unavailability of alternative suppliers for Taksta API, this could significantly impact our ability to develop and commercialize Taksta.

Similarly, one of two facilities in India at which Wockhardt produces API for solithromycin was audited by the Medicines and Healthcare Products Regulatory Agency, or MHRA, the regulatory agency of Great Britain, which took issue with Wockhardt’s practices at the plant and as a result the capsules of solithromycin produced at that plant could not be imported into Europe.  We had product on hand and also have reformulated capsules, but the incident caused a several month delay in having drug available for our Phase 3 oral solithromycin trials in Europe, which, however, was planned to be in advance of the onset of flu season in Europe so the delay had minimal impact on the trial timeline.  However, similar experiences could occur with more significant impact on our development program for solithromycin.

These same risks apply to procuring comparator API or other comparator supplies needed for clinical trials in which we may compare our product candidates to currently approved drugs.

A substantial portion of our future revenues may be dependent upon our strategic partnerships.

Our success will depend in significant part on our ability to attract and maintain strategic partners and strategic relationships to support the development and commercialization of our product candidates. We currently expect that a substantial portion of our future revenues may be dependent upon our strategic partnership with Toyama and our ability to enter into strategic relationships in other territories. Under the license agreement we entered into in May 2013 with Toyama, Toyama has significant development and commercialization responsibilities with respect to solithromycin in Japan. If Toyama or any of our other strategic partners were to terminate their agreements with us, fail to meet their obligations or otherwise decrease their level of efforts, allocation of resources or other commitments under these agreements with us, our future revenues could be negatively impacted and the development and commercialization of product candidates could be interrupted. In addition, if some or any of the development, regulatory and commercial milestones are not achieved or if certain net sales thresholds are not achieved, as set forth in the Toyama agreement or any agreements with other strategic partners, we will not fully realize the expected economic benefits of those agreements. Further, the achievement of certain of the milestones under our partnership agreements will depend on factors that are outside of our control and most are not expected to be achieved for several years, if at all. Any failure to successfully maintain our strategic partnership agreements could materially and adversely affect our ability to generate revenues.

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

As a company, we have never commercialized a product candidate for any indication. Even if solithromycin, Taksta or any other product candidate that we develop is approved by the appropriate regulatory authorities for marketing and sale, physicians may not prescribe our approved products, which would prevent us from generating revenues or becoming profitable. Market acceptance of solithromycin, Taksta and any other product candidates that we develop by physicians, patients and payors will depend on a number of factors, many of which are beyond our control, including:

•	the clinical indications for which the product is approved;
•	acceptance by physicians and payors of each product as a safe and effective treatment;
•	the cost of treatment in relation to alternative treatments, including numerous generic drug products, such as azithromycin, levofloxacin and vancomycin;
•	the relative convenience and ease of administration of solithromycin in the treatment of CABP and Taksta in the treatment of refractory bone and joint infections;
•	the availability and efficacy of competitive drugs;
•	our ability to recruit and retain a sales force, if necessary;
•	the effectiveness of our or any third party partner’s sales force and marketing efforts;
•	our ability to forecast demand and maintain sufficient supplies of our drug products;
•	our ability to manufacture or obtain commercial quantities of our drug products;
•	our ability to deliver our products on a timely basis;
•	the extent to which bacteria develop resistance to any antibiotic product candidate that we develop, thereby limiting its efficacy in treating or managing infections;
•	the extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations;
•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections;
•	the availability of adequate reimbursement by third parties, such as insurance companies and other health care payors, and/or by government health care programs, including Medicare and Medicaid;
•	our ability to have our products included in hospital formularies;
•	limitations or warnings contained in a product’s FDA-approved labeling; and
•	prevalence and severity of adverse side effects.

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

If approved, both solithromycin and Taksta will face competition from currently commercially available antibiotics, as well as any competing products that may be developed in the future. In July 2012, the United States Congress passed, and President Obama signed, the Food and Drug Administration Safety and Innovation Act, which included the Generating Antibiotic Incentives Now Act, or the GAIN Act. The GAIN Act is intended to provide incentives for the development of new, qualified infectious disease products. These incentives might result in more competition in the market for new antibiotics and might cause pharmaceutical and biotechnology companies with more resources than we have to shift their efforts towards the development of products that could be competitive with our product candidates. Existing approved products that will compete with solithromycin include azithromycin (sold under the brand name Zithromax ®  by Pfizer Inc. and available as a generic), clarithromycin (sold under the brand name Biaxin ®  by Abbott Laboratories and available as a generic), moxifloxacin (sold under the brand name Avelox ®  by Bayer AG), levofloxacin (sold under the brand name Levaquin by Johnson & Johnson and available as a generic), linezolid (sold under the brand name Zyvox by Pfizer Inc.), ceftriaxone (sold under the brand name Rocephin ®  by F. Hoffman-La Roche Ltd and available as a generic) and ceftaroline (sold under the brand name Teflaro ®  by Forest Laboratories, Inc.). Existing approved products that will compete with Taksta include vancomycin (available as a generic), linezolid (sold under the brand name Zyvox by Pfizer Inc.), daptomycin (sold under the brand name Cubicin by Cubist Pharmaceuticals, Inc.), quinupristin/dalfopristin (sold under the brand name Synercid ®  by Sanofi-Aventis and Monarch Pharmaceuticals, Inc.), tigecycline (sold under the brand name Tygacil®  by Pfizer Inc.), telavancin (sold under the brand name Vibativ ®  by Theravance, Inc. and Astellas Pharma, Inc.) and ceftaroline (sold under the brand name Teflaro by Forest Laboratories, Inc.). Generic antibiotics are typically sold at lower prices than branded antibiotics and are generally preferred by managed care providers of health services.

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

Specifically, in both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. In the U.S., the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policies and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private

payors.In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, became law in the U.S. The goal of PPACA is to reduce the cost of health care and substantially change the way health care is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this legislation will have in general or on our business specifically, the PPACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of solithromycin or Taksta or any future products. Earlier this year, members of the U.S. Congress and some state legislatures sought to overturn at least portions of the legislation including those on the mandatory purchase of insurance. However, on June 28, 2012, the United States Supreme Court upheld the constitutionality of these provisions. Members of the U.S. Congress have since proposed a number of legislative initiatives, including possible repeal of the PPACA. We cannot predict the outcome or impact of current proposals or whether new proposals will be made or adopted, when they may be adopted or what impact they may have on us if they are adopted.

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

The successful commercialization of our product candidates will depend on the pricing we are able to achieve for our product candidates, both inside and outside the U.S.

Our ability to successfully commercialize our product candidates will be dependent on whether we can obtain adequate pricing for any particular product candidate.  Pricing may be substantially dependent on our ability to obtain reimbursement from third party payors, both in the U.S. and in foreign countries.  Outside the U.S., certain countries, including a number of European Union members, set prices and reimbursement for pharmaceutical products, or medicinal products as they are commonly referred to in the E.U., with limited participation from those marketing the products. We cannot be sure that any prices and reimbursement will be acceptable to us or our strategic commercial partners. If the regulatory authorities in these foreign jurisdictions set prices or reimbursement that are not commercially attractive for us or our strategic commercial partners, our revenues from sales by us or our collaborators, and the potential profitability of our product candidates, in those countries would be negatively affected. Further, through contractual or other arrangements, the price we may be able to obtain in foreign countries may be dependent on the price we can achieve in the U.S.

We currently have no marketing and sales organization and have no experience as a company in marketing drug products. If we are unable to establish our own marketing and sales capabilities, or enter into agreements with third parties, to market and sell our products after they are approved, we may not be able to generate product revenues.

We do not have a sales organization for the marketing, sales and distribution of any drug products. In order to commercialize any products, we must develop these capabilities on our own or make arrangements with third parties for the marketing, sales and distribution of our products. The establishment and development of our own sales force would be expensive and time consuming and could delay any product launch, and we cannot be certain that we would be able to successfully develop this capability. As a result, we may seek one or more licensing partners to handle some or all of the sales and marketing of solithromycin for CABP in the U.S. and elsewhere and Taksta for refractory bone and joint infections in the U.S. There also may be certain markets within the U.S. for solithromycin for which we may seek a co-promotion arrangement. However, we may not be able to enter into arrangements with third parties to sell solithromycin or Taksta on favorable terms or at all. In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize solithromycin, Taksta or any other product candidates that we develop, which would negatively impact our ability to generate product revenues. Further, whether we commercialize products on our own or rely on a third party to do so, our ability to generate revenue will be dependent on the effectiveness of the sales force. In addition, to the extent we rely on third parties to commercialize our approved products, we will likely receive less revenues than if we commercialized these products ourselves.

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

Despite our efforts to retain valuable employees, members of our management, scientific and medical teams may terminate their employment with us on short notice. While we have an employment agreement with our Chief Executive officer, Prabhavathi Fernandes, we do not have employment agreements with Mark W. Hahn, our Chief Financial Officer, David S. Moore, our Chief Commercial Officer, David W. Oldach, our Chief Medical Officer, or any other employee. As a result, all employees other than Dr. Fernandes are employed on an at-will basis, which means that any of these employees could leave our employment at any time, with or without notice, and may go to work for a competitor. Even though Dr. Fernandes has entered into an employment agreement with us, she could leave at any time, although she would be subject to that agreement’s non-compete provision. The loss of the services of any of our executive officers or other key employees could potentially harm our business, operating results or financial condition. Our success also depends on our ability to continue to attract, retain and motivate highly skilled scientific and medical personnel.

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

As of February 23, 2015, we had 55 employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources and, depending on our commercialization strategy, we may further expand our employee base for sales and marketing resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from their day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize solithromycin, Taksta and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth in our organization.

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

As of December 31, 2014, we had an accumulated deficit of approximately $227.9 million. We have no product revenues, but do have revenue from contract research and an upfront fee paid in connection with a license agreement. We have funded our operations to date from the private sale of equity and debt securities and our IPO. We expect to incur substantial additional losses over the next several years as our research, development, pre-clinical testing, and clinical trial activities increase, especially those related to solithromycin and Taksta. In addition, we also expect to incur additional costs operating as a public company. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

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

We began operations in 2006. Our operations to date have been limited to financing and staffing our company, conducting product development activities for solithromycin and Taksta and performing research and development with respect to our proprietary macrolide library. We have not yet demonstrated an ability as a company to obtain regulatory approval for or commercialize a product candidate. Consequently, the ability to predict our future performance may not be as accurate as it could be if we had a history of successfully developing and commercializing pharmaceutical products.

Government funding for any current or future development programs may be withheld, delayed or terminated for reasons beyond our control.

We have an agreement with BARDA pursuant to which we are pursuing the development of solithromycin for the evaluation and development of solithromycin for the treatment of bacterial infections in pediatric populations and infections caused by bioterror threat pathogens, specifically anthrax and tularemia.  Funding for any government-sponsored or government-funded program is subject to withholding, delay or termination for reasons beyond our control.  Further, funding could be reprioritized due to national or international developments.  Epidemics, such as the current crisis with Ebola, could cause government sponsors, including BARDA, to shift funding away from our program to address what the sponsor views as more pressing needs. BARDA also has the right to terminate its agreement with us at any time if the contracting officer determines that it is in the government’s interest to do so.

If we market any of our product candidates that receive approval in a manner that violates applicable health care laws, including laws prohibiting off-label promotion, disclosure laws or other similar laws, we may be subject to civil or criminal penalties.

Any regulatory approval of drug products is limited to those specific diseases and indications for which a product is deemed to be safe and effective by the FDA. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval. While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote the products is limited to those indications that are specifically approved by the FDA. Regulatory authorities in the United States generally do not regulate the behavior of physicians in their choice of treatments, and such off-label uses by healthcare professionals are common. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. If we are not able to obtain FDA approval for any desired future indications for solithromycin, Taksta or any other product candidates that may be approved, our ability to market and sell such products will be limited and our business may be adversely affected.

In addition, in recent years, several states and localities have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, health care provider payments and other activities. Additionally, the federal government has enacted the Physician Payment Sunshine Act which requires pharmaceutical manufacturers to report annually to the Secretary of Health and Human Services payments or other transfers of value made by that entity to physicians and teaching hospitals. If any of our product candidates are approved, we will be required to report certain information with respect to such payments. We also expect to have to comply with similar reporting obligations in foreign countries. We will need to expend significant efforts to establish, maintain and enhance such reporting systems and processes in order to comply with these regulations. Failure to comply with the reporting requirements would result in significant civil monetary penalties. The Affordable Care Act also includes various provisions designed to strengthen significantly fraud and abuse enforcement, such as increased funding for enforcement efforts and the lowering of the intent requirement of the federal anti-kickback statute and criminal health care fraud statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it.

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

Our agreement with Optimer (now owned by Cubist) provides us with a worldwide exclusive license to develop and sell solithromycin outside of ASEAN countries. We are obligated to use our diligent efforts to develop and commercialize products licensed from Optimer. We have other obligations to Optimer under the license related to progress reporting, payment terms and confidentiality. If we are unable to make the required milestone and royalty payments under the agreement, if we do not continue to use diligent efforts to develop and commercialize solithromycin or if we otherwise materially breach the agreement, our rights to develop and commercialize solithromycin would terminate and revert to Optimer. In addition, either we or Optimer may terminate the agreement upon the uncured material breach of the agreement or upon the other party’s bankruptcy. If our agreement with Optimer is terminated by Optimer, we would lose our rights to develop and commercialize solithromycin, which would adversely affect our business, financial condition, results of operations, and prospects.

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

Our competitive position may be harmed if a competitor obtains orphan drug exclusivity for the treatment of prosthetic joint infections or refractory bone and join infections before we do. Even if we were to obtain orphan drug exclusivity, a competitor could obtain approval of a different drug for the treatment of prosthetic joint infections or refractory bone and join infections or for the same drug upon a showing that its drug is clinically superior to ours, which would harm our business.

Orphan drug designation is an important element of our competitive strategy for Taksta. The company that obtains the first FDA approval for a drug that is designated as an orphan drug for a rare disease receives a type of marketing exclusivity known as “orphan drug exclusivity.” Orphan drug exclusivity prevents FDA approval of applications by others for the same drug and the designated orphan disease or condition for seven years from the date of NDA approval. If the orphan indication is the first NDA approved for the drug, the drug is also eligible for the five-year Hatch-Waxman exclusivity for NCEs. Orphan and Hatch-Waxman exclusivities run concurrently. The FDA has designated Taksta as an orphan drug for the treatment of PJI.  We will work to have orphan drug designation granted for Taksta for refractory bone and joint infections.

The FDA may approve a subsequent application from another entity for the orphan indication of prosthetic joint infections or refractory bone and joint infections if it determines that the application is for a different drug. The FDA may also approve a subsequent application for fusidic acid for an indication other than prosthetic joint infections or refractory bone and joint infections. Orphan exclusivity does not block the same drug from being approved for another indication; however, Hatch-Waxman exclusivity could block submission for a period of at least four years after approval if the subsequent application references data in the earlier NDA.

The FDA may approve a subsequent application from another entity for the same drug for the same designated and approved orphan indication during the orphan exclusivity period if it determines that the subsequent product is clinically superior, or that the holder of the initial orphan drug approval cannot assure the availability of sufficient quantities of the drug to meet the public’s need.

If we do not receive orphan exclusivity for Taksta for the treatment of prosthetic joint infections or refractory bone and join infections, our business would be negatively affected. In addition, even if we do obtain orphan exclusivity for Taksta, the FDA may permit other companies to market other drugs for the same condition or use. In addition, the FDA may approve another fusidic acid product for prosthetic joint infections or refractory bone and joint infections during our period of orphan drug exclusivity if it can be demonstrated that the drug is clinically superior to our drug, or if we are unable to supply sufficient product to meet the public’s need. This could create a more competitive market for us.

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

While we apply for patents covering both our technologies and potential products, including solithromycin and Taksta, as we deem appropriate, many biopharmaceutical companies and university and research institutions already have filed patent applications or have received patents in our areas of product development. These entities’ applications, patents and other intellectual property rights may conflict with patent applications to which we have rights and could prevent us from obtaining patents or could call into question the validity of any of our patents, if issued, or could otherwise adversely affect our ability to develop, manufacture or commercialize antibiotic candidates. In addition, if third parties file patent applications in the technologies that also claim technology to which we have rights, we may have to participate in interference, derivation or other proceedings with the U.S. Patent and

Trademark Office, or USPTO, or applicable foreign patent regulatory authorities, as applicable, to determine our rights in the invention, which may be time-consuming and expensive. Moreover, issued patents may be challenged during post-grant proceedings brought by a third party or the USPTO, or in foreign countries, or in the courts. These proceedings may result in loss of patent claims or adverse changes to the scope of the claims. Patent applications may also be challenged during pre-grant proceedings. If we are unsuccessful in defending any such opposition, only part of such patent would issue or the patent might not issue at all.

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

With respect to patents and patent applications relating to solithromycin or other compounds licensed from Optimer (now owned by Cubist), Optimer retains rights in ASEAN countries. Generally, we do not have the right to prosecute and maintain any applications in those countries, unless Optimer elects not to file, prosecute or maintain any or all of such patent applications. Our potential future licensors also may retain the right to prosecute and maintain the patent rights that they license to us. If Optimer or other licensors fail to appropriately prosecute and maintain patent protection for any of our product candidates in those countries controlled by them, our ability to develop and commercialize those products may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products in those countries.

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

We have filed applications with the USPTO for marks for our two current product candidates; however, we cannot guarantee that either application will be allowed, nor whether the USPTO will ultimately issue a trademark registration in respect to those applications. In addition, although we are not currently aware of any oppositions to or cancellations of our registered trademarks or pending applications, it is possible that one or more of the applications could be subject to opposition or cancellation after the marks are registered. The registrations will be subject to use and maintenance requirements. We have not yet registered all of our trademarks in all of our potential markets and there are names or symbols other than “Cempra” that may be protectable marks for which we have not sought registration. Failure to secure those registrations could adversely affect our business. We cannot assure you that opposition or cancellation proceedings will not be filed against our trademarks or that our trademarks would survive such proceedings.

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

Risks Related to Ownership of Our Common Stock

The trading market for our common stock may not provide our stockholders with adequate liquidity.

Prior to February 3, 2012, there had not been a public market for our common stock. Until recently, our common stock has been thinly traded. We cannot assure you that an active trading market for our common stock will be maintained. You may not be able to sell your shares quickly or at the market price if trading in our common stock is not active.

Sales of a substantial number of shares of our common stock in the public market by our stockholders could cause our stock price to decline.

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

Our stock began trading on the Nasdaq Global Market on February 3, 2012. Between that date and February 20, 2015, it has traded between $5.26 and $30.18. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

•	any delay in enrollment of our ongoing Phase 3 clinical trial for IV to oral solithromycin or commencement of our Phase 3 clinical trial for Taksta;
•	adverse results or delays in clinical trials;
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

At January 31, 2015, our executive officers, directors and entities affiliated with certain of our directors beneficially owned approximately 24% of our outstanding voting common stock. Therefore, these stockholders have the ability to influence us through their ownership position. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

The requirements of being a public company add to our operating costs and might strain our resources and distract our management.

We became a public company on February 2, 2012. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or SEC, and the NASDAQ Global Market have imposed various requirements on public companies. While we have opted to rely on certain exemptions from these requirements provided in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, our management and other personnel still need to devote a substantial amount of time to compliance initiatives. In addition, these rules and regulations may make our activities related to legal, accounting and financial compliance more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

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

Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we have chosen to rely on these exemptions, and as a result, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, or (iv) disclose executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation, if such disclosure requirements are adopted. These exemptions will apply for a period of five years following the completion of our IPO on February 8, 2012 or until we otherwise no longer satisfy the criteria to be an emerging growth company, whichever is earlier. We cannot be certain if our scaled disclosure will make our stock less attractive to investors or negatively affect the price of our stock.

If we fail to establish and maintain proper internal controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.

SEC rules that implement Section 404 of the Sarbanes-Oxley Act require us to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. We first became subject to this requirement for our Annual Report on Form 10-K for the year ended December 31, 2013. While we have concluded that our internal control over financial reporting was effective as of December 31, 2014, there can be no assurance that we will be able to so conclude in the future or that we will not identify one or more material weaknesses in our internal controls in connection with future evaluations. Additionally, we have opted to rely on the exemptions provided in the JOBS Act, and will not be required to provide our independent auditor’s assessment of our internal controls over financial reporting until such time we cease to be an “emerging growth company”, which, at the latest, would be for our annual report on Form 10-K for the year ending December 31, 2017. Investors may lose confidence in our operating results, our stock price could decline and we may be subject to litigation or regulatory enforcement actions if (i) in the future we are unable to conclude that our internal control over financial reporting is effective, (ii) we identify material weaknesses in our internal control over financial reporting, which could result in financial statement errors which, in turn, could require us to restate our operating results or (iii) when required, our independent auditors are unwilling or unable to provide us with an attestation report on the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Any of these events could cause investors to lose confidence in our operating results, our stock price could decline and we may be subject to litigation or regulatory enforcement actions. In addition, if we are unable to meet the requirements of Section 404 of the Sarbanes-Oxley Act, we may not be able to remain listed on the NASDAQ Global Market.

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

We have never declared or paid any cash dividends on our capital shares. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. In addition, under our loan and security agreement with Hercules Technology Growth Capital, Inc., we are prohibited from declaring or paying any cash dividends. Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 19,598 square feet of office space for our headquarters in Chapel Hill, North Carolina under an agreement that expires in May 2019.

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

On February 20, 2015, the closing price for the common stock as reported on the NASDAQ Global Market was $29.61.

As of February 23, 2015, there were 21 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers. We believe that, when our record holders and stockholders whose shares are held in nominee or street name by brokers are combined, we have in excess of 400 stockholders.

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

Item 6. Selected Financial Data

The consolidated statement of income data set forth below with respect to the fiscal years ended December 31, 2014, December 31, 2013, and December 31, 2012 and the consolidated balance sheet data at December 31, 2014 and December 31, 2013 are derived from the audited consolidated financial statements included in Item 8 of this Annual Report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of income data for the fiscal years ended December 31, 2011 and December 31, 201 and the consolidated balance sheet data at December 31, 2012, December 31, 2011 and December 31, 2010 are derived from audited consolidated financial statements not included herein.

Condensed Consolidated Statement of Operations Data

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(in thousands)
Revenue:
Total revenue	$-	$-	$-	$7,813	$15,216
Operating expenses:
Research and development	15,475	16,872	16,869	41,300	62,539
General and administrative	3,198	3,708	6,069	9,433	12,077

Total operating expenses	18,673	20,580	22,938	50,733	74,616

Loss from operations	(18,673)	(20,580)	(22,938)	(42,920)	(59,400)

Other income (expense), net	(1,002)	(641)	(1,289)	(2,114)	(2,249)

Net loss	(19,675)	(21,221)	(24,227)	(45,034)	(61,649)
Accretion of redeemable convertible preferred shares	(3,238)	(3,763)	(313)	-	-
Net loss attributable to common shareholders	(22,913)	(24,984)	(24,540)	(45,034)	(61,649)

Basic and diluted loss per share	$(46.60)	$(47.53)	$(1.23)	$(1.53)	$(1.81)
Shares used in computation of basic and diluted loss per share	491,722	525,689	19,882,585	29,449,716	34,130,901

Condensed Consolidated Balance Sheet Data

	As of December 31,
	2010	2011	2012	2013	2014
	(in thousands)
Balance sheet data:
Cash and equivalents	$20,048	$15,602	$70,109	$96,503	$99,113
Working capital	18,339	11,699	65,029	87,675	86,766
Total assets	20,553	16,859	70,738	99,008	105,311
Total debt	-	13,962	9,850	14,739	18,472
Total shareholders' equity (deficit)	(72,215)	(96,685)	57,770	69,975	61,021

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

Overview

We are a clinical-stage pharmaceutical company focused on developing differentiated antibiotics for the acute care and community settings to meet critical medical needs in the treatment of bacterial infectious diseases, particularly respiratory tract infections and chronic staphylococcal infections. Our lead product, solithromycin (CEM-101), has completed one Phase 3 clinical trial and a second Phase 3 clinical trial is ongoing. We are developing solithromycin in oral capsules, intravenous, or IV, and suspension formulations, initially for the treatment of community acquired bacterial pneumonia, or CABP, one of the most serious infections of the respiratory tract. Solithromycin is a potent new fourth generation macrolide and the first fluoroketolide in clinical development. We also are conducting a Phase 3 trial of solithromycin in uncomplicated gonorrhea. Our second program is Taksta, which we are developing exclusively in the U.S. as a long term oral treatment for refractory bone and joint infections caused by staphylococci, including S. aureus and MRSA. We are planning a Phase 3 trial for Taksta in patients with refractory bone and joint infections, including PJI, and a Phase 3 trial for Taksta in patients with ABSSSI, which could lead to an NDA.

We acquired worldwide rights (exclusive of ASEAN countries) to a library of over 500 macrolide compounds, including solithromycin, from Optimer Pharmaceuticals, Inc., or Optimer (acquired by Cubist Pharmaceuticals, Inc. in October 2013), in March 2006.  In 2013, we granted an exclusive license to solithromycin in Japan to Toyama Chemical Company, or Toyama, a subsidiary of Fujifilm Corporation.

We have all rights to Taksta in the U.S. and are developing Taksta exclusively for the U.S. market. We entered into a long-term supply arrangement with Ercros, S.A. in March 2011, pursuant to which we have the exclusive right to acquire fusidic acid for the production of Taksta. We believe Ercros is one of only two currently known manufacturers that can produce fusidic acid compliant with the purity required for human use.  The United States Patent and Trademark Office, or USPTO, issued our patent, entitled “Fusidic Acid Dosing Regimens for Treatment of Bacterial Infections,” on May 28, 2013 with claims directed to our novel loading dose regimen for Taksta.  This patent provides protection until 2029, excluding possible patent term extensions.

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

Financial Overview

Revenue

To date, we have not generated revenue from the sale of any products. All of our revenue to date has been derived from (1) a government contract, (2) the receipt of up-front proceeds and milestone payments under our license agreement with Toyama and (3) payments for clinical supply of finished product and supplies of API under our supply agreement with Toyama, a portion of which has been recognized in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.

In May 2013, we entered into an agreement with the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services, or BARDA, for the evaluation and development of solithromycin for the treatment of bacterial infections in pediatric populations and infections caused by bioterror threat pathogens, specifically anthrax and tularemia.

The BARDA agreement is a cost plus fixed fee development contract, with a base performance segment valued at approximately $17.7 million, and four option work segments that BARDA may request in its sole discretion pursuant to the agreement. If all four option segments are requested, the cumulative value of the agreement would be approximately $58 million. Three of the options are cost plus fixed fee arrangements and the last option is a cost sharing arrangement for which we would be responsible for a designated portion of the costs associated with that work segment. The estimated period of performance for the base performance segment is May 24, 2013 through May 23, 2015.  BARDA exercised the second option in November 2014.  The value of the second option work segment is approximately $16.0 million and the estimated period of performance is November 2014 through November 2016.  If all option segments are requested, this estimated period of performance would be extended until approximately May 2018.

Under the contract, we are reimbursed and recognize revenue as allowable costs are incurred plus a portion of the fixed-fee earned.  We consider fixed-fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated contract costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed.  Through December 31, 2014, we recognized $13.1 million in revenue under this agreement.

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

Following execution of the agreement, we received a $10.0 million upfront payment from Toyama. Toyama is also obligated to pay us up to an aggregate of $60.0 million in milestone payments, depending on the achievement of various regulatory, patent, development and commercial milestones. The first of these milestones was achieved in the third quarter of 2014 for which we received a payment of $10.0 million from Toyama.  Under the terms of the license agreement, Toyama must also pay us a royalty equal to a low-to-high first double decimal digit percentage of net sales, subject to downward adjustment in certain circumstances. Through December 31, 2014, we recognized $8.6 million in revenue under this agreement and the remainder, which is deferred, will be recognized when earned.

As part of the license agreement, we also entered into a supply agreement with Toyama, whereby we will be the exclusive supplier (with certain limitations) to Toyama and its sublicensees of API for solithromycin for use in licensed products in Japan, as well as the exclusive supplier to Toyama and its sublicensees of finished forms of solithromycin to be used in its clinical trials in Japan. Pursuant to the supply agreement, Toyama will pay us for such clinical supply of finished product and all supplies of API for solithromycin for any purpose, other than the manufacture of products for commercial sale in Japan, at prices equal to our costs. All API for solithromycin supplied by us to Toyama for use in the manufacture of finished product for commercial sale in Japan will be ordered from us at prices determined by our manufacturing costs, and which may, depending on such costs, equal, exceed, or be less than such costs. Either party may terminate the supply agreement for uncured material breach or insolvency of the other party, with Toyama’s right to terminate for our breach subject to certain further conditions in the case of our failure to supply API for solithromycin or clinical supply, but otherwise the supply agreement will continue until the expiration or termination of the license agreement.  Through December 31, 2014, we recognized $1.3 million in revenue under this agreement.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and related clinical trial fees. Our internal resources, employees and infrastructure are not directly tied to any individual research project and are typically deployed across multiple projects. Through our clinical development programs, we are advancing solithromycin and Taksta in parallel primarily for the treatment of CABP and refractory bone and joint infections, respectively, as well as for other indications. Through our pre-clinical development programs, we are seeking to develop macrolide product candidates for non-antibacterial indications.

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

	Year Ended December 31,
	2012	2013	2014
	(in thousands)
Direct research and development expense by program:
Solithromycin	$12,786	$34,155	$51,319
Taksta	1,079	1,459	2,903
Macrolide research	46	61	258
Research and development personnel cost	2,657	4,887	6,907
Total direct research and development expense	16,568	40,562	61,387
Indirect research and development expense	301	738	1,152
Total research and development expense	$16,869	$41,300	$62,539

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

We are conducting our pivotal trial program for solithromycin, including one completed trial with oral solithromycin and one ongoing trial with IV solithromycin progressing to oral solithromycin. We also are conducting a Phase 3 trial for solithromycin in patients with uncomplicated gonorrhea and chlamydia.

We are also conducting a clinical program for Taksta and we plan to conduct a Phase 3 trial of Taksta for long-term suppressive therapy of refractory bone and joint infections, including PJI as well as a Phase 3 non-inferiority trial for the treatment of ABSSSI to determine Taksta’s safety and efficacy.

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

Interest expense in 2012, 2013 and 2014 consisted of interest accrued and paid under the Hercules loan as described below as well as changes in fair value of warrants issued in connection with the Hercules warrant agreement.

In December 2014, Hercules exercised the First Hercules Warrant of 39,038 shares and the Second Hercules Warrant of 99,759 shares in a cashless exercise which resulted in 97,931 shares issued.  The exercise price was deemed to be $20.75, the average of the closing prices over a five day period ending three days before the day the current fair market value of the common stock was determined.

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

For arrangements that involve the delivery of more than one element, each product, service and/or right to use assets is evaluated to determine whether it qualifies as a separate unit of accounting. This determination is based on whether the deliverable has “stand-alone value” to the customer. The consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the fair value of each deliverable. The consideration allocated to each unit of accounting is recognized as the related goods and services are delivered, limited to the consideration that is not contingent upon future deliverables. When an arrangement is accounted for as a single unit of accounting, we determine the period over which the performance obligations will be performed and revenue recognized. Management exercises significant judgment in the determination of whether a deliverable has stand-alone value, is considered to be a separate unit of accounting, and in estimating the relative fair value of each deliverable in the arrangement.

Valuation of Financial Instruments

Liability-classified warrants

In connection with the initial $20.0 million loan and security agreement with Hercules under which we borrowed $10.0 million upon closing on December 20, 2011, we entered into the First Hercules Warrant, under which Hercules has the right to purchase up to 39,038 shares of common stock at an exercise price per share of $10.25 subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection. In connection with the amendment of the loan agreement, the exercise price of the First Hercules Warrant was reduced to the lower of (a) $6.11, and (b) the effective price per share of our common stock issued or issuable in any offering of our equity or equity-linked securities that occurs prior to June 1, 2014, provided that such offering is effected principally for equity or debt-financing purposes.  The warrant expires on December 20, 2021. Proceeds equal to the fair value of the warrants were recorded as a liability at the date of issuance and the borrowings under the Hercules loan will be increased to equal the face amount of the borrowings plus interest through interest expense over the term of the loan using the effective interest method. We did not offer any common stock between the amendment date and June 1, 2014 at a price below $6.11, therefore, the exercise price of the First Hercules Warrant became fixed at $6.11, which resulted in the warrant liability being reclassified to additional paid-in capital in the second quarter of 2014.

In May 2013, we amended the Hercules loan and security agreement increasing the initial loan amount to $15.0 million.  In connection with this amendment, we entered into the Second Hercules Warrant, under which Hercules has the right to purchase an aggregate number of shares of our common stock equal to the quotient derived by dividing $609,533 by the exercise price then in effect, which is defined as the lower of (a) $6.11, and (b) the effective price per share of our common stock issued or issuable in any offering of our equity or equity-linked securities that occurs prior to June 1, 2014, provided that such offering is effected principally for equity or debt-financing purposes.  The exercise price is subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection.  The warrant expires on May 31, 2023. Proceeds equal to the fair value of the warrants were recorded as a liability at the date of issuance and the borrowings under the Hercules loan will be increased to equal the face amount of the borrowings plus interest through interest expense over the term of the loan using the effective interest method. We did not offer any common stock between the amendment date and June 1, 2014 at a price below $6.11, therefore, the exercise price of the Second Hercules Warrant became fixed at $6.11, which resulted in the warrant being fixed at 99,759 shares of common stock and the warrant liability being reclassified to additional paid-in capital in the second quarter of 2014.

The fair value of the First and Second Hercules Warrants is determined using a Binomial model. The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of our common stock, the historical volatility of the stock prices of our peer group, risk-free rates based on U.S. Treasury security yields, the expected term of the warrants and our dividend yield. Changes in these assumptions can materially affect the fair value estimate. We continued to classify the estimated fair value of the First and Second Hercules Warrants as liabilities and record changes in fair value in other income (expense) until June 1, 2014 when the exercise price was no longer adjustable.

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

Share-based compensation expense includes options granted to employees and non-employees and has been reported in our statements of operations as follows:

	Year Ended December 31,
	2012	2013	2014
	(in thousands)
Research and development	$520	$963	$811
General and administrative	1,149	2,249	2,294
Total	$1,669	$3,212	$3,105

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

•	we determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant;
•	the assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future;
•	we determine the average expected life of options based on the mid-point between the vesting date and the contractual term; and
•	we estimate forfeitures based on our historical analysis of actual option forfeitures.

The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2012, 2013, and 2014 are set forth below:

	Year Ended December 31,
	2012	2013	2014
Volatility	72.5%	70.8%	82.3%
Risk-free interest rate	1.3%	1.0%	2.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life of options (in years)	5.5	5.5	5.8

Results of Operations

Comparison of Years Ended December 31, 2013 and December 31, 2014

The following table summarizes the results of our operations for each of the years ended December 31, 2013 and 2014, together with the changes in those items in dollars:

	Year Ended December 31,		Dollar
	2013	2014	Change
Revenue
Contract research	$3,478	$9,609	$6,131
License	4,335	4,339	4
Supply	-	1,268	1,268
Total revenue	7,813	15,216	7,403

Research and development expense (1)	41,300	62,539	21,239
General and administrative expense (1)	9,433	12,077	2,644
Other income (expense), net	(2,115)	(2,249)	(134)

(1) Includes the following stock-based compensation expenses:
Research and development expense	$963	$811	$(152)
General and administrative expense	2,249	2,294	45

Contract revenue

For the twelve months ended December 31, 2014, contract research revenue increased $6.1 million as we had a full year of revenue on our BARDA contract in 2014 compared to seven months in 2013. We expect contract research revenue to continue to increase as the base performance segment of the contract progresses.

License revenue

License revenue of $4.3 million was recognized upon receipt of the $10.0 million development milestone payment from the approval from Pharmaceuticals and Medical Devices Agency (PMDA) for Phase 2 studies in Japan in August 2014.   License revenue of $4.3 million was recognized upon receipt of the $10.0 million upfront payment from the execution of the Toyama license agreement in May 2013.

Supply revenue

For the twelve months ended December 31, 2014, we have recognized $1.3 million related to payments for clinical supply of finished product and supply of API under our supply agreement with Toyama.  No supply revenue was recognized for the twelve months ended December 31, 2013.

Research and Development Expense

For the twelve months ended December 31, 2014, our research and development expenses increased to $62.5 million compared to $41.3 million for the twelve months ended December 31, 2013. The increase of $21.2 million is primarily related to the following:

•

an increase in solithromycin clinical trial expenses of $9.0 million primarily related to the simultaneous conduct of the Phase 3 Oral and Phase 3 IV to oral trials for CABP and the initiation of the Phase 3 uncomplicated gonorrhea trial;

•	an increase in Taksta clinical trial expenses of $1.4 million primarily related to the Phase 2 trial;
•	an increase in clinical trial supplies of $4.4 million;
•	an increase in pre-clinical studies of $0.3 million;
•	an increase in BARDA expenses of $3.8 million;
•	an increase in license fee expenses of $0.3 million; and
•	an increase in employee cost of $2.0 million primarily from increased headcount.

General and Administrative Expense

For the twelve months ended December 31, 2014, our general and administrative costs increased to $12.0 million compared to $9.4 million for the twelve months ended December 31, 2013. The increase of $2.6 million is related to increases in employee costs, franchise tax, legal and other professional service fees, and pre-commercialization professional service fees.

Other Income (Expense), Net

Other income (expense) remained consistent for the years ended December 31, 2013 and December 31, 2014.

Comparison of Years Ended December 31, 2012 and December 31, 2013

The following table summarizes the results of our operations for each of the years ended December 31, 2012 and 2013, together with the changes in those items in dollars and as a percentage:

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

Research and Development Expense

For the twelve months ended December 31, 2013, our research and development expenses increased to $41.3 million compared to $16.9 million for the twelve months ended December 31, 2012. The increase of $24.4 million is primarily related to the following:

•	an increase in solithromycin clinical trial expenses of $17.2 million primarily related to the ongoing Phase 3 oral trial and the initiation of the Phase 3 IV to oral trial;
•	an increase in Taksta clinical trial expenses of $1.0 million primarily related to the ongoing Phase 2 trial;
•	an increase in clinical trial supplies of $2.7 million;
•	an increase in pre-clinical studies of $1.8 million;
•	an increase in consulting expense of $0.8 million;
•	a decrease in license fee and milestone payments of $1.4 million; and
•	an increase in employee cost of $2.3 million primarily from increased headcount and stock compensation expense.

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

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in November 2005 through December 31, 2014, we have funded our operations primarily with $292.5 million from debt, and the sale of convertible notes, convertible preferred shares, common shares and common stock.  As of December 31, 2014, we had cash and equivalents of approximately $99.1 million.  In January 2015, we completed a public offering of 6,037,500 shares of common stock at a price of $24.50 per share resulting in net proceeds of $138.7 million after deducting underwriting discounts, commissions and expenses of approximately $9.2 million.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2012	2013	2014
		(in thousands)
Net cash provided by (used in):
Operating activities	$(23,107)	$(32,441)	$(49,092)
Investing activities	(8)	(134)	(52)
Financing activities	77,622	58,969	51,754
Net increase (decrease) in cash and equivalents	$54,507	$26,394	$2,610

Operating Activities. Cash used in operating activities of $23.1 million during the year ended December 31, 2012 was primarily a result of our $24.2 million net loss and changes in operating assets and liabilities of $0.9 million offset by non-cash items of $2.0 million. Cash used in operating activities of $32.4 million during the year ended December 31, 2013 was primarily a result of our $45.0 million net loss, offset by changes in operating assets and liabilities of $8.5 million and non-cash items of $4.1 million.  Cash used in operating activities of $49.1 million during the year ended December 31, 2014 was primarily a result of our $61.6 million net loss, offset by changes in operating assets and liabilities of $8.7 million and non-cash items of $3.8 million.

Investing Activities. Net cash used in investing activities was $8,000, $134,000, and $52,000 for the years ended December 31, 2012, 2013 and 2014, respectively, primarily related to our purchases of equipment.

Financing Activities. Net cash provided by financing activities was $77.6 million for the year ended December 31, 2012, $59.0 million for the year ended December 31, 2013 and $51.8 million for the year ended December 31, 2014. The cash provided by financing activities of $77.6 million in the year ended December 31, 2012 consisted primarily of gross proceeds of $58.0 million from the IPO and a $25.0 million private placement, offset by underwriting discounts and offering costs of $5.6 million. The cash provided by financing activities of $59.0 million in the year ended December 31, 2013 consisted primarily of gross proceeds of $57.9 million from the public offering in June 2013 offset by underwriting discounts and offering costs of $3.7 million and $5.2 million of proceeds from the amendment of the December 2011 Note. The cash provided by financing activities of $51.8 million in the year ended December 31, 2014 consisted primarily of gross proceeds of $50.0 million from the At-the-marketing offering (ATM) offset by underwriting discounts and offering costs of $1.2 million and $3.0 million of proceeds from the amendment of the December 2011 Note.

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

Based on current assumptions, and after giving effect to the net proceeds from our January 2015 public offering, we expect that our existing cash and equivalents, including interest thereon, will enable us to fund our operating expenses and capital expenditure into 2017, which includes the completion of enrollment in our Phase 3 clinical trial for IV-to-oral solithromycin, the completion of our Phase 3 trial for solithromycin for the treatment of gonorrhea, and initial commercial readiness activities for solithromycin. This projection does not include any funds from future financings or partnerships beyond the Toyama relationship or the costs of commercial launch. We will need to obtain additional financing for the continued development of solithromycin and Taksta and our other product candidates and prior to the commercialization of any of our product candidates. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates.

Our future capital requirements will depend on many factors, including:

•

the progress, costs and results of our ongoing Phase 3 IV-to-oral trial for solithromycin, our ongoing Phase 3 uncomplicated gonorrhea trial, our planned Taksta Phase 3 trials and any future trials for solithromycin and Taksta;

•	the progress, costs and results of our planned Phase 2 trials for COPD and NASH;
•	the scope, progress costs, and results of pre-clinical development, laboratory testing and clinical trials for our other product candidates;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;
•	Receipt of payments under the BARDA contract;
•	our ability to establish collaborations on favorable terms;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•	revenue if any, received from sales of our product candidates, if approved by the FDA;
•	the extent to which we acquire or invest in businesses, products and technologies;
•	our ability to obtain government or other third-party funding; and
•	Obtaining milestone payments from Toyama.

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

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2014 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

				More
		1 - 3	4 - 5	Than
	Total	years	years	5 years
Operating lease	$1,949	$1,299	$650	$-
The Scripps Research Institute	698	238	170	290
December 2011 Note	18,995	16,524	2,471	-
Interest on December 2011 Note	3,470	3,422	48	-
Total	$25,112	$21,483	$3,339	$290

In March 2014, we amended our operating lease agreement for office space in Chapel Hill, North Carolina. The new lease provides for aggregate lease payments of $1.9 million paid over a 68 month term.

In December 2011, we entered into the $20.0 million the December 2011 Note with Hercules and borrowed $10.0 million upon closing. The principal amount outstanding under the $10.0 million borrowing bears interest at the greater of (i) 9.55%, or (ii) the sum of 9.55% plus the prime lending rate, as published by the Wall Street Journal, minus 3.25% per annum. The terms of the December 2011 Note agreement provided that we could, at any time prior to October 1, 2012, request another borrowing in the aggregate amount of $10.0 million. We elected not to request the additional borrowing and let the option expire on September 30, 2012. In May 2013, we amended the December 2011 Note, increasing the initial loan amount to $15.0 million, receiving an additional $5.2 million upon closing.  We also extended the date by which we could request the additional $10.0 million to September 30, 2013.  We elected not to request the additional borrowing and let the option expire on September 30, 2013.  In March 2014, we amended the December 2011 Note providing us the ability to request, at any time prior to December 26, 2014, another borrowing in the aggregate amount of $3.0 million.  This amendment also provides for us to make interest only payments through May 31, 2015. In June 2014, we borrowed the additional $3.0 million and amended the December 2011 Note to provide us the ability to request, at any time prior to June 30, 2015, additional borrowings of up to $10.0 million.  The additional borrowings will be made available to us as follows: $5.0 million upon the receipt of a specified amount of milestone payments from Toyama and the remaining $5.0 million upon our receipt, by a specified date, of designated Phase 3 data for oral solithromycin.  Upon receipt of the specified Phase 3 data, the full $10.0 million of these additional borrowings became available to us. Principal and interest payments will start on June 1, 2015 over a 35-month amortization

period.   The principal balance outstanding on the loan agreement and all accrued but unpaid interest thereunder will be due and payable on April 1, 2018.  In addition, we are to pay Hercules the following fees:

•

$0.4 million on the earliest to occur of (i) December 1, 2015, (ii) the date that we prepay all of the outstanding advances and accrued interest, or (iii) the date that all of the advances and interest become due and payable.

•

$0.5 million on the earliest to occur of (i) June 1, 2017, (ii) the date that we prepay all of the outstanding advances and accrued interest, or (iii) the date that all of the advances and interest become due and payable.

•

$0.1 million on the earliest to occur of (i) April 1, 2018, (ii) the date that we prepay all of the outstanding advances and accrued interest, or (iii) the acceleration of the date that all of the advances and interest become due and payable. If we borrow any portion of the $10.0 million made available in the June 2014 amendment, we will incur an additional $0.1 million in fees with the same due dates.

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

In March 2006, we entered into a Collaborative Research and Development and License Agreement with Optimer. Under the terms of the Optimer agreement, we acquired exclusive rights to further develop and commercialize certain Optimer technology worldwide, excluding ASEAN countries. As partial consideration for this license, during 2007 and 2006, we issued to Optimer an aggregate of 1,193,638 common shares with a total value of $0.2 million. We also have an obligation to make additional payments upon achievement of specified development, regulatory and commercialization milestones. The aggregate amount of such milestone payments we may need to pay is based in part on the number of products developed under the agreement. The aggregate amount of such payments would be $27.5 million if four products are developed and gain FDA approval. A milestone payment is due only once on a product regardless of the number of indications it may be approved for.  Additional limited milestone payments would be due if we develop more than four products. In July 2010, we made a $0.5 million milestone payment to Optimer after our successful completion of the Phase 1 trial for oral solithromycin and in July 2012 we made a $1.0 million milestone payment upon completion of our discussions with the FDA for the protocol for our proposed pivotal Phase 3 trial for oral solithromycin. Optimer can elect to receive certain milestone payments in cash or in shares of our common stock having an equivalent fair market value. We are also obligated to make tiered, mid-single-digit royalty payments to Optimer based on annual net sales of licensed products outside the ASEAN countries, which royalties are subject to reduction in the event additional licenses are obtained from third parties in order to practice our rights under the agreement and/or we are required to grant a compulsory license to a third party. We have not included these payments in the table above because we cannot estimate if, when or in what amounts such payments will become due under this agreement.

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

Net Operating Losses

As of December 31, 2014, we had federal net operating loss carryforwards of approximately $162.0 million and state net operating loss carryforwards of approximately $109.2 million. The net operating loss carryforwards begin to expire in 2026 and 2021 for federal and state tax purposes, respectively. We also had federal research and development credit carryforwards of approximately $6.2 million which begin to expire in 2026, federal orphan drug credits carryforwards of approximately $1.1 million which begin to expire in 2033, federal charitable contribution carryforwards of approximately $47,000 which begin to expire in 2015, and state credit carryforwards of approximately $458,000, which begin to expire in 2018.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-08 specifies new accounting for costs associated with obtaining or fulfilling contracts with customers and expands the required disclosures related to revenue and cash flows from contracts with customers. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. We are currently determining our implementation approach and assessing the impact on the consolidated financial statements.

Cautionary Statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Item 1A. Risk Factors”.

Statements contained in this Form 10-K that are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: risks related to the costs, timing, regulatory review and results of our studies and clinical trials; our ability to obtain FDA approval of our product candidates; differences between historical studies on which we have based our planned clinical trials and actual results from our trials; our anticipated capital expenditures, our estimates regarding our capital requirements, and our need for future capital; our liquidity and working capital requirements; our ability to commercialize and launch, whether on our own or with a strategic partner, any product candidate that receives regulatory approval; our expectations regarding our revenues, expenses and other results of operations; the unpredictability of the size of the markets for, and market acceptance of, any of our products; our ability to sell any approved products and the price we are able realize; our need to obtain additional funding and our ability to obtain future funding on acceptable terms; our ability to retain and hire necessary employees and to staff our operations appropriately; our ability to compete in our industry and innovation by our competitors; our ability to stay abreast of and comply with new or modified laws and regulations that currently apply or become applicable to our business; estimates and estimate methodologies used in preparing our financial statements; the future trading prices of our common stock and the impact of securities analysts’ reports on these prices; and the risks set out in our filings with the SEC.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during 2012, 2013 or 2014.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Executive Officers

As of February 23, 2015, our executive officers are Dr. Prabhavathi Fernandes, our President and Chief Executive Officer and Mark W. Hahn, our Chief Financial Officer, David S. Moore, our Chief Commercial Officer, and David W. Oldach, our Chief Medical Officer. Information for each is provided below.

Name	Age (as of 02/23/15)	Business Experience For Last Five Years
Prabhavathi Fernandes, Ph.D.	65

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

Mark W. Hahn	52

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

Name	Age (as of 02/23/15)	Business Experience For Last Five Years
David Moore	41

Mr. Moore joined us in January 2014.  From July 2013 to December 2013, Mr. Moore was Chief Business Officer of Ocera Therapeutics where he was responsible for developing the commercial plans for an orphan-designated advanced liver disease product for both the community and acute care markets.  Mr. Moore was Chief Business Officer of Tranzyme Pharma from December 2012 to July 2013, and Vice President, Commercial Operations from August 2011 to January 2013, during which time he was responsible for building the commercial organization as well as in- and out-licensing clinical-stage assets.  Between January 1998 and July 2011, Mr. Moore held increasing levels of responsibility in the Ortho-McNeil and Janssen divisions of Johnson & Johnson.  Mr. Moore received his B.Sc. in Biology from Towson University and an M.B.A. from Lehigh University, and a second graduate degree in Health Policy Excellence from Thomas Jefferson University.

David W. Oldach, M.D.	57

Dr. Oldach joined us in February 2011.  From 2006 to 2011, Dr. Oldach directed clinical research at Gilead Sciences, Inc., where his drug development experience ranged from IND/first-in-human trial development and execution through NDA-supportive Phase 3 protocol development and execution. Dr. Oldach received his Medical Degree, Magna Cum Laude, from the University of Maryland School of Medicine and completed a residency in Internal Medicine at the Massachusetts General Hospital. He completed an Infectious Disease Fellowship at Johns Hopkins University School of Medicine, serving under John Bartlett. His academic clinical research included studies in community-acquired pneumonia and surgical infections, as well as HCV pathogenesis. At the time of his transition from academic medicine to industry, Dr. Oldach was a tenured Associate Professor of Medicine at the University of Maryland School of Medicine and served as the Infectious Diseases Section Chief in the Baltimore Veterans Administration Hospital.

The other information required by this Item concerning our directors is incorporated by reference from the section captioned “Proposal No. 1—Election of Directors” and “Corporate Governance” contained in our proxy statement related to the 2015 Annual Meeting of Stockholders scheduled to be held on May 21, 2015 which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item concerning our directors is incorporated by reference from the section captioned “Director Compensation,” “Executive Compensation – Summary Compensation Table” and “Executive Compensation – Outstanding Equity Awards at Fiscal Year End 2014” contained in the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the indicated information as of December 31, 2014 with respect to our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Plan Category
Equity compensation plans approved by our shareholders	2,484,559	$7.34	1,398,303

Equity compensation plans not approved by our shareholders	-	$-	-
Total	2,484,559		1,398,303

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

(3) Exhibits. The following exhibits are included herein or incorporated herein by reference:

Exhibit No.	Description	Registrant's Form	Dated	Exhibit Number	Filed Herewith
1.2	Sales Agreement dated as of March 8, 2013 by and between Cempra, Inc. and Cowen and Company, LLC	S-3	3/03/2013	1.2
1.3	Underwriting Agreement, dated June 14, 2013 by and between Cempra, Inc. and Barclays Capital Inc., Stifel, Nicolaus & Company, Incorporated, and Cowen and Company, LLC, as representatives of the several underwriters named therein.	8-K	6/14/2013	1.2
1.4	Amendment No. 1 to Sales Agreement, dated as of December 10, 2013 by and between Cempra, Inc. and Cowen and Company, LLC.	S-3	12/10/2013	1.4
1.5	Amendment No. 2 to Sales Agreement, dated as of December 10, 2013.	8-K	10/17/2014	1.1
1.6	Amendment No. 3 to Sales Agreement, dated as of December 10, 2013.	S-3	11/19/2014	1.5
2.1	Form of Plan of Conversion of Cempra Holdings, LLC.	S-1	10/12/2011	2.1

Exhibit No.	Description	Registrant's Form	Dated	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation of Cempra, Inc.	S-1/A	1/13/2012	3.1
3.2	Form of Bylaws of Cempra, Inc.	S-1	10/12/2011	3.2
3.3	Certificate of Formation of Cempra Holdings, LLC dated May 16, 2008.	S-1	10/12/2011	3.3
3.4	Cempra Holdings, LLC Second Amended and Restated Limited Liability Company Agreement dated as of May 13, 2009, as amended.	S-1	10/12/2011	3.4
4.1	Specimen of Common Stock Certificate of Cempra, Inc.	S-1/A	11/22/2011	4.1
4.2	Form of Registration Rights Agreement by and among Cempra, Inc. and certain of its stockholders, to be effective upon the corporate conversion.	S-1	10/12/2011	4.2
4.3	Cempra Holdings, LLC Preferred Unit Purchase Warrant and Global Amendment thereto dated October 11, 2011.	S-1	10/12/2011	4.3
4.4	Cempra Holdings, LLC Unsecured Convertible Promissory Note and Global Amendment thereto dated October 11, 2011.	S-1	10/12/2011	4.4
4.5	Amended and Restated Warrant Agreement, dated as of December 20, 2011, amended and restated on May 31, 2013, between Cempra Holdings, LLC and Hercules Technology Growth Capital, Inc.	8-K	6/06/2013	4.10
4.6	Global Amendment, dated December 20, 2011, to Cempra Holdings, LLC Unsecured Convertible Promissory Note dated August 5, 2011, as amended October 11, 2011.	S-1/A	1/30/2012	4.6
4.7	Fifth Amendment to Cempra Holdings, LLC Second Amended and Restated Limited Liability Company Agreement, effective as of January 12, 2012.	S-1/A	1/30/2012	4.7
4.9	Warrant Agreement, dated May 31, 2013, issued to Hercules Technology Growth Capital, Inc.	8-K	6/06/2013	4.9
10.1	Forms of Indemnification Agreements by and between Cempra, Inc. and its directors.	S-1	10/12/2011	10.1
10.2	Cempra, Inc. Sixth Amended and Restated 2006 Stock Plan.	S-1/A	1/13/2012	10.2
10.3	Cempra, Inc. 2011 Equity Incentive Plan and Form of Stock Option Agreement thereunder.	S-1/A	1/13/2012	10.3
10.4*	Collaborative Research and Development and License Agreement dated March 31, 2006, by and between Cempra Pharmaceuticals, Inc. and Optimer Pharmaceuticals, Inc.	S-1	10/12/2011	10.4
10.5*	Supply Agreement effective March 15, 2011, by and among CEM-102 Pharmaceuticals, Inc., Ercros S.A. and Gyma Laboratories of America, Inc.	S-1	10/12/2011	10.5
10.6	Office Lease Agreement dated November 9, 2011 between Cempra Pharmaceuticals, Inc. and Property Reserve, Inc.	S-1/A	11/22/2011	10.6
10.7	Loan and Security Agreement dated December 20, 2011 between Cempra Holdings, LLC and Hercules Technology Growth Capital, Inc.	S-1/A	12/22/2011	10.7
10.8	Secured Promissory Note dated December 20, 2011, issued by Cempra Holdings, LLC to Hercules Technology Growth Capital, Inc.	S-1/A	12/22/2011	10.8
10.9*	License Agreement, effective June 12, 2012, between The Scripps Research Institute and Cempra Pharmaceuticals, Inc.	10-Q	8/08/2012	10.9

Exhibit No.	Description	Registrant's Form	Dated	Exhibit Number	Filed Herewith
10.11*	API Manufacturing and Supply Agreement, dated as of January 30, 2013, by and between Wockhardt Ltd. and Cempra Pharmaceuticals, Inc.	10-K	3/07/2013	10.11
10.12	2011 Equity Incentive Plan, as amended May 23, 2013.	10-Q	7/31/2013	10.3
10.13*	Exclusive License and Development Agreement by and between Cempra Pharmaceuticals, Inc. and Toyama Chemical Co., Ltd., dated May 8, 2013.	10-Q	7/31/2013	10.13
10.14*	Supply Agreement by and between Cempra Pharmaceuticals, Inc. and Toyama Chemical Co., Ltd., dated May 8, 2013.	10-Q	7/31/2013	10.14
10.15*	Contract by and between Cempra, Inc. and the Biomedical Advanced Research and Development Authority, dated May 24, 2013.	10-Q	7/31/2013	10.15
10.16*	Development and Supply Agreement by and between Cempra Pharmaceuticals, Inc. and Hospira Worldwide, Inc. effective as of July 1, 2013.	10-Q/A	11/08/2013	10.18
10.17	Amendment No. 1, effective as of September 26, 2013 to Exclusive License And Development Agreement by and between Cempra Pharmaceuticals, Inc. and Toyama Chemical Co., Ltd, dated May 8, 2013.	10-Q	10/29/2013	10.19
10.18	Amendment No. 2 to Loan and Security Agreement, dated May 31, 2013, by and among Cempra, Inc., and each of its subsidiaries signatory thereto, and Hercules Capital Funding Trust 2012-1, as a lender and Hercules Technology Growth Capital, Inc., as a lender and as an agent for the lenders.	8-K	6/06/2013	10.12
10.19	Form of Employment Agreement by and between Cempra, Inc. and Prabhavathi B. Fernandes, Ph.D.	8-K	8/13/2013	10.16
10.20	Form of Change in Control Severance Agreement by and between Cempra, Inc. and Prabhavathi B. Fernandes, Ph.D.	8-K	8/13/2013	10.17
10.21	First Amendment, dated May 17, 2013, to Office Lease Agreement dated November 9, 2011 between Cempra Pharmaceuticals, Inc., and Property Reserve, Inc.	10-K	2/28/2014	10.21
10.22	Second Amendment, dated August 13, 2013, to Office Lease Agreement dated November 9, 2011 between Cempra Pharmaceuticals, Inc., and Property Reserve, Inc.	10-K	2/28/2014	10.22
10.23	Amendment No. 3 to Loan and Security Agreement, dated March 27, 2014, by and among Cempra, Inc., and each of its subsidiaries signatory thereto, and Hercules Capital Funding Trust 2012-1, as a lender and Hercules Technology Growth Capital, Inc., as a lender and as an agent for the lenders.	8-K	10/17/2014	10.23
10.24	Third Amendment, dated March 31, 2014, to Office Lease Agreement dated November 9, 2011 between Cempra, Inc. and Property Reserve, Inc.	10-Q	4/29/2014	10.24
10.25	Change in Control Severance Agreement, dated May 23, 2014, by and between Cempra, Inc. and Mark W. Hahn.	8-K	5/29/2014	10.25
10.26	Amendment No. 4 to Loan and Security Agreement, dated June 30, 2014, by and among Cempra, Inc., and each of its subsidiaries signatory thereto, and Hercules Capital Funding Trust 2012-1, as a lender and Hercules Technology Growth Capital, Inc., as a lender and as an agent for the lenders.	10-Q	7/29/2014	10.25
10.27	Amendment, dated November 13, 2014, to Contract by and between Cempra Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Agency, dated May 24, 2013.				X
21.1	List of subsidiaries of Cempra Holdings, LLC. (5)	S-1	10/12/2011	21.1

Exhibit No.	Description	Registrant's Form	Dated	Exhibit Number	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	Financials in XBRL format.				X

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

Signature	Title	Date
/s/ Prabhavathi Fernandes, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2015
Prabhavathi Fernandes, Ph.D.
/s/ Mark W. Hahn	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2015
Mark W. Hahn
/s/ Shane M. Barton	Controller and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2015
Shane M. Barton
/s/ Garheng Kong, M.D., Ph.D.	Chairman of the Board	February 26, 2015
Garheng Kong, M.D., Ph.D.
/s/ Dov Goldstein, M.D.	Director	February 26, 2015
Dov Goldstein, M.D.
/s/ John H. Johnson	Director	February 26, 2015
John H. Johnson
/s/ Richard Kent, M.D.	Director	February 26, 2015
Richard Kent, M.D.
/s/ P. Sherrill Neff P.	Director	February 26, 2015
Sherrill Neff
/s/ Michael R. Dougherty	Director	February 26, 2015
Michael R. Dougherty
/s/ David N. Gill	Director	February 26, 2015
David N. Gill

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

CEMPRA, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cempra, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of redeemable preferred shares and shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Cempra, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

February 26, 2015

CEMPRA, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2013	2014
Assets
Current assets
Cash and equivalents	$96,502,918	$99,113,378
Receivables	1,626,237	2,350,052
Prepaid expenses	407,911	3,387,883
Total current assets	98,537,066	104,851,313
Furniture, fixtures and equipment, net	137,721	113,146
Deposits	333,031	346,228
Total assets	$99,007,818	$105,310,687
Liabilities
Current liabilities
Accounts payable	$6,273,602	$11,893,790
Accrued expenses	391,657	1,002,496
Accrued payroll and benefits	1,043,247	1,595,882
Deferred revenue	31,988	-
Warrant liability	920,174	-
Current portion of long-term debt	2,200,922	3,593,536
Total current liabilities	10,861,590	18,085,704
Deferred revenue	5,632,600	11,325,946
Long-term debt	12,538,238	14,878,114
Total liabilities	29,032,428	44,289,764
Commitments and Contingencies (Notes 4 and 10)
Shareholders' Equity
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2013 and December 31, 2014	-	-
Common stock; $.001 par value; 80,000,000 shares authorized; 33,200,341 and 37,474,944 issued and outstanding at December 31, 2013 and December 31, 2014, respectively	33,200	37,475
Additional paid-in capital	236,202,423	288,892,951
Accumulated deficit	(166,260,233)	(227,909,503)
Total shareholders’ equity	69,975,390	61,020,923
Total liabilities and shareholders’ equity	$99,007,818	$105,310,687

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2012	2013	2014
Revenue
Contract research	$-	$3,477,554	$9,608,951
License	-	4,335,412	4,338,642
Supply	-	-	1,268,341
Total revenue	-	7,812,966	15,215,934
Operating expenses
Research and development	16,869,078	41,299,695	62,539,108
General and administrative	6,068,457	9,433,447	12,076,767
Total costs and expenses	22,937,535	50,733,142	74,615,875
Loss from operations	(22,937,535)	(42,920,176)	(59,399,941)
Other income (expenses)
Interest income	107,564	17,693	134,380
Interest expense	(1,396,818)	(2,132,223)	(2,383,709)
Other income (expense), net	(1,289,254)	(2,114,530)	(2,249,329)
Net loss and comprehensive loss	(24,226,789)	(45,034,706)	(61,649,270)
Accretion of redeemable convertible preferred shares	(313,588)	-	-
Net loss attributable to common shareholders	$(24,540,377)	$(45,034,706)	$(61,649,270)
Basic and diluted net loss attributable to common shareholders per share	$(1.23)	$(1.53)	$(1.81)
Basic and diluted weighted average shares outstanding	19,882,585	29,449,716	34,130,901

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Redeemable Preferred Shares and Shareholders’ Equity (Deficit)

	Redeemable Convertible						Additional		Total
	Preferred Shares		Common Shares		Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2011	7,591,058	94,514,036	533,839	-	-	-	-	(96,685,150)	(96,685,150)
Issuance of common shares upon exercise of options	-	-	-	-	10,351	10	34,498	-	34,508
Issuance of common stock, net of offering costs of $4.7 million	-	-	-	-	9,660,000	9,660	53,184,681	-	53,194,341
Issuance of common stock, net of offering costs of $1.6 million	-	-			3,864,461	3,865	23,508,098	-	23,511,963
Conversion of common shares to common stock	-	-	(533,839)	-	533,839	534	(534)	-	-
Accretion of redeemable convertible preferred shares	-	313,588	-	-	-	-	-	(313,588)	(313,588)
Conversion of preferred shares to common stock upon initial public offering	(7,591,058)	(94,827,624)	-	-	9,958,502	9,959	94,817,665	-	94,827,624
Conversion of notes payable to common stock upon initial public offering	-	-	-	-	876,621	876	4,723,658	-	4,724,534
Reclassification of warrant liability to additional paid-in capital	-	-	-	-	-	-	1,033,647	-	1,033,647
Share-based compensation	-	-	-	-	-	-	1,669,262	-	1,669,262
Net loss	-	-	-	-	-	-	-	(24,226,789)	(24,226,789)
Balance as of December 31, 2012	-	-	-	-	24,903,774	24,904	178,970,975	(121,225,527)	57,770,352
Share-based compensation	-	-	-	-	-	-	3,211,802	-	3,211,802
Issuance of common shares upon exercise of options and warrants	-	-			22,629	22	61,843		61,865
Issuance of common stock, net of offering costs of $3.7 million	-	-	-	-	8,273,938	8,274	54,199,390	-	54,207,664
Reclassification of additional paid-in capital to warrant liability	-	-					(241,587)		(241,587)
Net loss	-	-	-	-	-	-	-	(45,034,706)	(45,034,706)
Balance as of December 31, 2013	-	$-	-	$-	33,200,341	$33,200	$236,202,423	$(166,260,233)	$69,975,390
Share-based compensation	-	-	-	-	-	-	3,105,338	-	3,105,338
Issuance of common shares upon exercise of options and warrants	-	-	-	-	182,078	182	351,157	-	351,339
Proceeds from issuance of common stock	-	-	-	-	4,092,525	4,093	48,530,704	-	48,534,797
Payment of offering costs	-	-	-	-	-	-	(97,188)	-	(97,188)
Reclassification of warrant liability to additional paid-in capital	-	-	-	-	-	-	800,517	-	800,517
Net loss	-	-	-	-	-	-	-	(61,649,270)	(61,649,270)
Balance as of December 31, 2014	-	$-	-	$-	37,474,944	$37,475	$288,892,951	$(227,909,503)	$61,020,923

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2012	2013	2014
Operating activities
Net loss	$(24,226,789)	$(45,034,706)	$(61,649,270)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation	47,140	39,622	76,273
Share-based compensation	1,669,262	3,211,802	3,105,338
Change in fair value of warrant liabilities	(87,204)	217,443	(119,657)
Amortization of debt issuance costs	355,663	650,780	767,396
Changes in operating assets and liabilities
Receivables	-	(1,626,237)	(723,815)
Prepaid expenses	19,059	(142,930)	(2,979,972)
Deposits	(311,524)	(11,637)	(13,197)
Accounts payable	(809,245)	4,101,969	5,620,188
Accrued expenses	53,564	49,739	610,839
Accrued payroll and benefits	183,447	438,699	552,635
Deferred revenue	-	5,664,588	5,661,358
Net cash used in operating activities	(23,106,627)	(32,440,868)	(49,091,884)
Investing activities
Purchases of furniture, fixtures and equipment	(8,437)	(134,125)	(51,698)
Net cash used in investing activities	(8,437)	(134,125)	(51,698)
Financing activities
Proceeds from borrowing on long-term debt	-	5,238,327	3,000,000
Payment of debt issuance costs	-	(300,372)	(34,906)
Payments on long-term debt	-	(238,327)	-
Proceeds from exercise of stock options and warrants	34,508	61,865	351,339
Proceeds from issuance of common stock, net of underwriting discounts	78,289,762	54,407,814	48,534,797
Payment of offering costs	(702,716)	(200,150)	(97,188)
Net cash provided by financing activities	77,621,554	58,969,157	51,754,042
Net change in cash and equivalents	54,506,490	26,394,164	2,610,460
Cash and equivalents at beginning of the period	15,602,264	70,108,754	96,502,918
Cash and equivalents at end of the period	$70,108,754	$96,502,918	$99,113,378
Supplemental cash flow information
Cash paid for interest	$920,514	$1,208,526	$1,578,934
Non-cash investing and financing activities
Accretion of redeemable convertible preferred shares	$313,588	$-	$-
Allocation of the long-term debt proceeds to warrant	$-	$461,144	$-
Conversion of convertible notes payable and accrued interest into common stock	$4,724,534	$-	$-
Conversion of redeemable convertible preferred shares into common stock	$94,827,625	$-	$-
Reclassification of warrant liability to additional paid-in capital	$1,033,647	$-	$800,517
Reclassification of additional paid-in capital to warrant liability	$-	$241,587	$-

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

December 31, 2014

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

Research and Development Expenses

Research and development (“R&D”) expenses include direct and indirect R&D costs. Direct R&D consists principally of external costs, such as fees paid to investigators, consultants, central laboratories and clinical research organizations, including costs incurred in connection with clinical trials, and related clinical trial fees and all employee-related expenses for those employees working in research and development functions, including stock-based compensation for R&D personnel. Indirect R&D costs include insurance or other indirect costs related to the Company’s research and development function to specific product candidates. R&D costs are expensed as incurred. Expenses paid but not yet incurred are recorded in prepaid expenses.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of common stock shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of common stock shares adjusted for the dilutive effect of common stock equivalent shares outstanding during the period. Common stock equivalents consist of convertible senior notes (using the “as if converted” method), stock options, restricted stock shares and stock warrants. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect on earnings per share.

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

The Company recorded the following share-based compensation expense in accordance with ASC Topic 718:

	Year Ended December 31,
	2012	2013	2014
Research and development	$519,717	$962,443	$811,227
General and administrative	1,149,545	2,249,359	2,294,111

Total	$1,669,262	$3,211,802	$3,105,338

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

The weighted-average assumptions used to determine the fair value of each option grant are as follows:

	2012	2013	2014
Estimated dividend yield	0.0%	0.0%	0.0%
Expected share price volatility	72.5%	70.8%	82.3%
Risk-free interest rate	1.3%	1.0%	2.0%
Expected life of option (in years)	5.5	5.5	5.8
Weighted-average fair value per share	$4.65	$4.26	$8.58

Expected stock price volatility is based on an average of the Company’s volatility and several peer public companies due to the Company’s limited history. For purposes of identifying peer companies, the Company considered characteristics such as industry, market capitalization, length of trading history, similar vesting terms and in-the-money option status. The risk-free rate is based on the U.S. Treasury yield curve during the expected life of the option. The dividend yield percentage is zero because the Company neither currently pays dividends nor intends to do so during the expected option term. The expected term represents the average time that options are expected to be outstanding. Due to a lack of term length data, the Company elected to use the mid-point between the vesting date and the contractual term as the expected term for employee options and contractual life for non-employees options.  This is in accordance with the simplified method prescribed in SEC Staff Accounting Bulletin No. 107, Share-Based Payment, as the options meet the criteria of “plain-vanilla” options.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-08 specifies new accounting for costs associated with obtaining or fulfilling contracts with customers and expands the required disclosures related to revenue and cash flows from contracts with customers. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. The Company is currently determining its implementation approach and assessing the impact on the consolidated financial statements.

3. Fair Value of Financial Instruments

The carrying values of cash equivalents, receivables, prepaid expenses, and accounts payable at December 31, 2014 approximated their fair values due to the short-term nature of these items.

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

At December 31, 2013 and December 31, 2014, financial instruments and respective fair values have been classified as follows:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2013
Assets:
Money Market Funds	$91,165,448	$-	$-	$91,165,448
Total assets at fair value:	$91,165,448	$-	$-	$91,165,448
Liabilities:
Warrant liabilities	$-	$-	$920,174	$920,174
Total liabilities at fair value:	$-	$-	$920,174	$920,174

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2014
Assets:
Money Market Funds	$85,801,024	$-	$-	$85,801,024
Total assets at fair value:	$85,801,024	$-	$-	$85,801,024

The change in the fair value measurement using significant unobservable inputs (Level 3) is summarized below:

Balance at December 31, 2012	$-
Allocation of long-term debt proceeds to warrant	461,144
Reclassification of additional paid-in-capital to warrant	241,587
Change in fair value recorded as interest income	(14,355)
Change in fair value recorded as interest expense	231,798
Balance at December 31, 2013	$920,174
Allocation of long-term debt proceeds to warrant	-
Reclassification of warrant to additional paid-in-capital	(800,517)
Change in fair value recorded as interest income	(132,050)
Change in fair value recorded as interest expense	12,393
Balance at December 31, 2014	$-

The warrant liability represents the Company’s allocation of a portion of the proceeds from the August 2011 Notes and the December 2011 Note (both as defined in Note 9). The allocation of the proceeds from the August 2011 Notes and the December 2011 Note was based on the fair value of the warrant liability on the dates of grant. The Company accounted for the warrant liability in accordance with ASC Topic 480, Distinguishing Liabilities from Equity, which requires that a purchase option to acquire redeemable equity (either puttable or mandatorily redeemable) be reported as liabilities. The Company measured the fair value of the warrant liability based upon contemporaneous valuations. The August 2011 Warrants (as defined in Note 9) utilized the Black-Scholes pricing model while the Hercules Warrant (as defined in Note 9) utilized the Binomial model at each balance sheet date. The Company recorded changes in the fair value of the warrant liability as interest expense or interest income, as applicable.

The August 2011 Warrant liability and Hercules Warrant liability were reclassified to additional paid-in-capital upon the conversion of warrants to purchase preferred stock into warrants to purchase common stock, in connection with the Company’s IPO. The May 2013 amendment to the warrant agreement with Hercules required the First Hercules Warrant and the Second Hercules Warrant (as defined in Note 9) to be classified as a liability and be marked to market at each reporting period.

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

The warrant liability was reclassified to additional paid-in capital in the second quarter of 2014 upon expiration of the pricing feature in May 2013 amendment (see Note 9.  The Company calculated the fair value of the Hercules warrants (defined and discussed in Note 9) at the expiration of the pricing feature (Note 9) using a Binomial model.  For the year ended December 31, 2014, the Company applied the following assumptions:

	Year Ended December 31, 2014
	First Hercules Warrant	Second Hercules Warrant
Estimated dividend yield	-	-
Volatility	85.8%	87.4%
Risk-free interest rate	2.3%	2.4%
Expected life of warrant (in years)	7.6	9.0

The August 2011 Notes were converted to common stock in February 2012 when the Company completed its IPO.

In December 2014, Hercules exercised the First Hercules Warrant of 39,038 shares and the Second Hercules Warrant of 99,759 shares in a cashless exercise which resulted in 97,931 shares issued.  The exercise price was deemed to be $20.75, the average of the closing prices over a five day period ending three days before the day the current fair market value of the common stock was determined.

The December 2011 Note, which is classified as a level 2 liability (see Note 9) has a variable interest rate and, accordingly, its carrying value approximates its fair value.  At December 31, 2014, the carrying value was $18.5 million.  There were no transfers between levels of the fair value hierarchy for any assets or liabilities measured at fair value in the twelve months ended December 31, 2014.

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

Under the terms of the agreement, the Company is also required to pay additional fees on royalties, sublicensing and milestone payments if the Company, an affiliate with TSRI, or a sub licensee challenges the validity or enforceability of any of the patents licensed under the agreement. Such increased payments would be required until all patent claims subject to challenge are invalidated in the particular country where such challenge was mounted. License and milestone payments received under the license agreement with Toyama (discussed below), have resulted in a payment of $200,000 of fees to TSRI as of December 31, 2014.

Biomedical Advanced Research and Development Authority

In May 2013, the Company entered into an agreement with BARDA, for the evaluation and development of the Company’s lead product candidate solithromycin for the treatment of bacterial infections in pediatric populations and infections caused by bioterror threat pathogens.

The agreement is a cost plus fixed fee development contract, with a base performance segment valued at approximately $17.7 million, and four option work segments that BARDA may request at its sole discretion pursuant to the agreement. If all four option segments are requested, the cumulative value of the agreement would be approximately $58 million. Three of the options are cost plus fixed fee arrangements and one option is a cost sharing arrangement for which the Company would be responsible for a designated portion of the costs associated with that work segment. The estimated period of performance for the base performance segment is May 24, 2013 through May 23, 2015.   BARDA exercised the second option in November 2014.  The value of the second option work segment is approximately $16.0 million and the estimated period of performance is November 14, 2014 through November 30, 2016.  If all option segments are requested, this estimated period of performance would be extended until approximately May 23, 2018.

Under the agreement, the Company is reimbursed and recognizes revenue as allowable costs are incurred plus a portion of the fixed-fee earned.  The Company considers fixed-fees under cost reimbursable agreements to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated agreement costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed.  For the years ended December 31, 2013 and 2014, the Company recognized $3.5 million and $9.6 million in revenue under this agreement, respectively.

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

Following execution of the agreement, the Company received a $10.0 million upfront payment from Toyama. Toyama is also obligated to pay the Company up to an aggregate of $60.0 million in milestone payments, depending on the achievement of various regulatory, patent, development and commercial milestones.  Under the terms of the license agreement, Toyama must also pay the Company a royalty equal to a low-to-high first double decimal digit percentage of net sales, subject to downward adjustment in certain circumstances.  In August 2014, the Company received a $10.0 million milestone payment from Toyama (“August 2014 Milestone”), which was triggered by Toyama’s progress of its solithromycin clinical development program in Japan. The payment was made following Toyama’s receipt of regulatory clearance to begin a Phase 2 trial of solithromycin in Japan following successful completion of a Phase 1 trial.

As part of the license agreement, Toyama and the Company also entered into a supply agreement, whereby the Company will be the exclusive supplier (with certain limitations) to Toyama and its sublicensees of API for solithromycin for use in licensed products in Japan, as well as the exclusive supplier to Toyama and its sublicensees of finished forms of solithromycin to be used in Phase 1 and Phase 2 clinical trials in Japan. Pursuant to the supply agreement, which is an exhibit to the license agreement, Toyama will pay the Company for such clinical supply of finished product and all supplies of API for solithromycin for any purpose, other than the manufacture of products for commercial sale in Japan, at prices equal to the Company’s cost. All API for solithromycin supplied by the Company to Toyama for use in the manufacture of finished product for commercial sale in Japan will be ordered from the Company at prices determined by the Company’s manufacturing costs, and which may, depending on such costs, equal, exceed, or be less than such costs. Either party may terminate the supply agreement for uncured material breach or insolvency of the other party, with Toyama’s right to terminate for the Company’s breach subject to certain further conditions in the case of the Company’s failure to supply API for solithromycin or clinical supply, but otherwise the supply agreement will continue until the expiration or termination of the license agreement.  Through December 31, 2014, the Company has recognized $1.3 million in revenue under this supply agreement.

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

The Company recognized $4.3 million in revenue associated with the delivery of the license in May 2013.  Additionally because the milestone event triggering the August 2014 Milestone payment was considered non-substantive for accounting purposes, this milestone payment will be recognized into revenue proportionately to the six deliverables in the agreement using the same allocation as the upfront payment.  Therefore, $4.3 million of the August 2014 Milestone payment was recognized into revenue in August 2014.  The remainder of the upfront and milestone payments which aggregate to $11.4 million are recorded as deferred revenue at December 31, 2014 and will be recognized as revenue when the revenue recognition criteria of each deliverable has been met.

5. Receivables

Receivables consist of billed and unbilled amounts that have been earned under the Company’s licensing agreements or its contract with BARDA. At December 31, 2014, the Company’s receivables consisted primarily of earned but unbilled receivables under the BARDA agreement.

6. Prepaid Expenses

Prepaid expenses are compromised of the following as of:

	Year ended December 31,
	2013	2014
Prepaid developmental expenses	$-	$2,936,702
Prepaid insurance	266,427	242,980
Other prepaid expenses	141,484	208,201
Total prepaid expenses	$407,911	$3,387,883

The $2.9 million prepaid developmental expenses consist of payments for active pharmaceutical ingredient (“API”) which will be used for the clinical development program of solithromycin in Japan.

7. Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consist of the following as of:

	Useful Life (years)	December 31,
		2013	2014

Computer equipment	2	$207,795	$173,241
Software	2	41,842	62,675
Furniture	5	74,499	45,935
Leasehold improvements	3	11,936	21,183
Total furniture, fixtures and equipment		336,072	303,034
Less: accumulated depreciation		(198,351)	(189,888)
Furniture, fixtures and equipment, net		$137,721	$113,146

Depreciation expense for the years ended December 31, 2012, 2013 and 2014 was $47,140, $39,622 and $76,273, respectively.

8. Accrued Expenses

Accrued expenses are comprised of the following as of:

	December 31,
	2013	2014
Accrued professional fees	$153,689	$372,639
Other accrued fees	55,046	32,062
Franchise tax	-	383,287
Accrued interest	123,354	148,025
Deferred rent	59,568	66,483
Total accrued expenses	$391,657	$1,002,496

9. Long-term Debt

In December 2011, the Company entered into a $20.0 million loan and security agreement (the “December 2011 Note”) with Hercules Technology Growth Capital, Inc. (“Hercules”) and borrowed $10.0 million upon closing. Borrowings under the December 2011 Note bear interest at the greater of (i) 9.55%, or (ii) the sum of 9.55% plus the prime lending rate, as published by the Wall Street Journal, minus 3.25% per annum. The terms of the December 2011 Note agreement provided that the Company could, at any time prior to October 1, 2012, request another borrowing in the aggregate amount of $10.0 million. The Company elected not to request the additional borrowing and let the option expire on September 30, 2012. In May 2013, the Company amended its December 2011 Note, increasing the initial loan amount to $15.0 million, and receiving an additional $5.2 million upon closing. The Company also extended the date by which it could request the additional $10.0 million to September 30, 2013. The Company elected not to request the additional borrowing and let the option expire on September 30, 2013.  In March 2014, the Company amended the December 2011 Note providing the Company the ability to request, at any time prior to December 26, 2014, another borrowing in the aggregate amount of $3.0 million.   This amendment also provides for the Company to make interest only payments through May 31, 2015. In June 2014, the Company borrowed the additional $3.0 million and amended the December 2011 Note to provide the Company the ability to request, at any time prior to June 30, 2015, additional borrowings of up to $10.0 million.  The additional borrowings will be made available to the Company as follows: $5.0 million upon the receipt of a specified amount of milestone payments from Toyama and the remaining $5.0 million upon the Company’s receipt, by a specified date, of designated Phase 3 data for oral solithromycin.  Additional borrowings became available to the Company in January 2015 upon receipt of the specified data. Principal and interest payments will start on June 1, 2015 over a 35-month amortization period.   The principal balance outstanding on the loan agreement and all accrued but unpaid interest thereunder will be due and payable on April 1, 2018. In addition, the Company is to pay Hercules the following fees:

•

$0.4 million on the earliest to occur of (i) December 1, 2015, (ii) the date that the Company prepays all of the outstanding advances and accrued interest, or (iii) the date that all of the advances and interest become due and payable.

•

$0.5 million on the earliest to occur of (i) June 1, 2017, (ii) the date that the Company prepays all of the outstanding advances and accrued interest, or (iii) the date that all of the advances and interest become due and payable.

•

$0.1 million on the earliest to occur of (i) April 1, 2018, (ii) the date that the Company prepays all of the outstanding advances and accrued interest, or (iii) the acceleration of the date that all of the advances and interest become due and payable. If the Company borrows any portion of the $10.0 million made available in the June 2014 amendment, the Company will incur an additional $0.1 million in fees with the same due dates.

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

In December 2014, Hercules exercised the First Hercules Warrant of 39,038 shares and the Second Hercules Warrant of 99,759 shares in a cashless exercise which resulted in 97,931 shares issued.  The exercise price was deemed to be $20.75, the average of the closing prices over a five day period ending three days before the day the current fair market value of the common stock was determined.

Scheduled Maturities:

Scheduled maturities of long-term debt are as follows:

Year Ending December 31:
2015(1)	3,593,536
2016	5,916,078
2017(2)	7,014,226
2018(3)	2,471,405
Total	18,995,245
Less: Unamortized discount	(523,595)
Less: Current portion of long-term debt	(3,593,536)
Long-term debt	$14,878,114

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

(3)

On the date that all of the principal and interest of the December 2011 Note become due and payable as amended, the Company must pay Hercules an end of term fee of $100,000, which is represented in year 2018 of the table above.

10. Commitments and Contingencies

Future minimum lease payments required under non-cancellable operating leases as of December 31, 2014 are as follows:

Operating
Leases
2015	$416,504
2016	435,758
2017	447,040
2018	455,561
2019	194,040
Total minimum lease payments	$1,948,903

Rent expense for the years ended December 31, 2012, 2013 and 2014 was $114,642, $145,549, and $185,647, respectively.

See Note 4—Significant Agreements and Contracts for contingencies related to the Optimer Agreement and the TSRI agreement.

11. Shareholders’ Equity (Deficit)

Common Stock

In March 2013, the Company entered into an at-the-market (“ATM”) sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company could, at its discretion, from time to time sell shares of its common stock, with a sales value  of up to $25.0 million. The Company provided Cowen with customary indemnification rights, and Cowen was entitled to a commission at a fixed commission rate of 3.0% of the gross proceeds per share sold.  Sales of the shares under the Sales Agreement were to be made in transactions deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. In October 2014, the Company and Cowen amended the Sales Agreement (the “Amended Agreement”) to increase the aggregate gross sales proceeds that could be raised to $50 million.

The Company began the sale of ATM shares in July 2014 and sold an aggregate of 4,092,525 shares of common stock under the Sales Agreement in 2014 resulting in net proceeds of $48.5 million after deducting commissions of $1.5 million.  The Sales Agreement was terminated on January 5, 2015.

During 2014, the Company issued 39,980 shares of common stock at a weighted average exercise price of $2.16 per share for the exercise of option grants and 142,098 shares of common stock at a weighted average exercise price of $6.08 per share for the exercise of warrants, which includes a cashless exercise of 97,931 net shares issued.

During June 2013, the Company completed a public offering issuing 8,273,938 shares of common stock, at a price of $7.00 per share, resulting in net proceeds to the Company of approximately $54.2 million after deducting underwriting discounts of $3.5 million and offering costs of $0.2 million.

The following table presents common stock reserved for future issuance for the following equity instruments as of December 31, 2014:

Warrants to purchase common stock (1)	155,221
Options:
Outstanding under the 2006 Stock Plan	652,458
Outstanding under the 2011 Equity Incentive Plan	1,832,101
Available for future grants under the 2011 Equity Incentive Plan	1,398,303
Total common stock reserved for future issuance	4,038,083

(1)	The Warrants to purchase common stock are exercisable at a price of $6.00 per share and expire in August 2018.

12. Stock Option Plans

The Company adopted the 2006 Stock Plan in January 2006 (“the 2006 Plan”). The 2006 Plan provided for the granting of incentive share options, nonqualified share options and restricted shares to Company employees, representatives and consultants. As of December 31, 2014, there were options for an aggregate of 652,458 shares issued and outstanding under the 2006 Plan.

The Company’s board of directors adopted the 2011 Equity Incentive Plan in October 2011 (the “2011 Plan”), which authorizes the issuance of up to 3,236,842 shares under the 2011 Plan, which amount gives effect to the automatic annual increase discussed below. As of December 31, 2014, there were 1,398,303 options shares available under the 2011 Plan.  The number of shares of common stock reserved for issuance under the 2011 Plan automatically increases on January 1 of each year, starting on January 1, 2013 and continuing through January 1, 2021, by the least of (a) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 105,263 shares, or (c) such lesser number of shares of common stock as determined by the Company’s board of directors.

Upon adoption of the 2011 Plan, the Company eliminated the authorization for any unissued shares previously reserved under the Company’s 2006 Plan. The stock awards previously issued under the 2006 Plan remain in effect in accordance with the terms of the 2006 Plan.

The following table summarizes the Company’s 2006 and 2011 Plan activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value (1)
Outstanding - December 31, 2011	715,811	$2.00
Granted	475,417	7.45
Exercised	(10,351)	3.33
Forfeited	(18,275)	5.86
Expired	-	-
Outstanding - December 31, 2012	1,162,602	4.18
Granted	758,374	7.03
Exercised	(13,685)	0.60
Forfeited	(74,440)	7.16
Expired	-	-
Outstanding - December 31, 2013	1,832,851	$5.26
Granted	753,250	12.35
Exercised	(39,980)	2.16
Forfeited	(60,021)	10.28
Expired	(1,541)	7.22
Outstanding - December 31, 2014	2,484,559	7.34	7.43	$40,178,810
Exercisable - December 31, 2014	1,839,100	5.95	6.88	32,288,671
Vested and expected to vest at December 31, 2014 (2)	2,439,082	$7.26	7.40	$39,637,472

(1)	Intrinsic value is the excess of the fair value of the underlying common shares as of December 31, 2014 over the weighted-average exercise price.
(2)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.

The following table summarizes certain information about all options outstanding as of December 31, 2014:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Remaining Contractual Term (in years)
$0.48 - $1.71	53,951	1.67	53,951	1.67
$1.72 - $2.94	598,507	5.11	596,235	5.10
$5.40 - $7.86	1,074,351	7.81	978,480	7.79
$7.87 - $13.71	757,750	9.15	210,434	9.03
	2,484,559		1,839,100

During the year ended December 31, 2012, 2013 and 2014, the Company recorded $1,669,262, $3,211,802, and $3,105,338 in share-based compensation expense, respectively. As of December 31, 2014, approximately $4,473,170 of total unrecognized compensation cost related to unvested share options is expected to be recognized over a weighted-average period of 2.97 years.

13. Income Taxes

No provision for U.S. Federal or state income taxes has been recorded as the Company has incurred net operating losses since inception.

Significant components of the Company’s deferred income tax assets as of December 31, 2013 and 2014 consist of the following:

	2013	2014
Current
Deferred income tax assets
Other current assets	$22,200	$23,900
Total net deferred income taxes, current	22,200	23,900
Less valuation allowance	(22,200)	(23,900)
Total net deferred income taxes, current	$-	$-
Non-current
Deferred income tax assets
Tax loss carryforwards	$40,193,200	$58,528,300
Contribution carryforwards	30,900	16,000
Tax credits	4,230,300	7,559,400
Start-up costs	6,871,600	6,164,400
Share-based compensation	1,080,200	1,600,100
Deferred revenue	-	2,038,600
Other assets	429,900	355,300
Total net deferred income taxes, non-current	52,836,100	76,262,100
Less valuation allowance	(52,836,100)	(76,262,100)
Total net deferred income tax	$-	$-

At December 31, 2013 and 2014, the Company provided a full valuation allowance against its net deferred tax assets since at that time, the Company could not assert that it was more likely than not that these deferred tax assets would be realized. There was an increase in the valuation allowance in the current year in the amount of $23,427,700.

The table below summarizes changes in the deferred tax valuation allowance:

	2012	2013	2014
Balance at beginning of year	$27,419,700	$36,345,900	$52,858,300
Charges to costs and expenses	8,926,200	16,512,400	23,427,700
Write-offs	-	-	-

Balance at end of year	$36,345,900	$52,858,300	$76,286,000

As of December 31, 2014, the Company had federal net operating loss carryforwards of approximately $161,958,500 and state net operating loss carryforwards of approximately $109,165,300. The net operating loss carryforwards begin to expire in 2026 and 2021 for federal and state tax purposes, respectively.  The Company's federal and state net operating loss carryforwards include approximately $381,100 of excess tax benefits related to deductions from the exercise of stock options. The tax benefit of these deductions has not been recognized in deferred tax assets. If utilized, the benefits from these deductions will be recorded as adjustments to additional paid-in capital. The Company also had federal research and development credit carryforwards of approximately $6,155,300 which begin to expire in 2026, federal orphan drug credits carryforwards of approximately $1,101,500 which begin to expire in 2033, federal charitable contribution carryforwards of approximately $47,000 which begin to expire in 2015, and state credit carryforwards of approximately $458,000, which begin to expire in 2018.

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

The reasons for the difference between actual income tax expense (benefit) for the years ended December 31, 2012, 2013 and 2014 and the amount computed by applying the statutory federal income tax rate to losses before income tax (benefit) are as follows:

	2012		2013		2014
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
United States federal tax at statutory rate	$(8,237,100)	34%	$(15,311,800)	34%	$(20,960,800)	34%
State taxes (net of federal benefit)	(1,092,600)	5%	(1,463,600)	3%	(1,238,800)	2%
Nondeductible expenses	342,300	(1%)	901,900	(2%)	889,900	(1%)
Loss from pass-through entity	58,700	(0%)	-	0%	-	0%
Credits	-	0%	(1,731,500)	4%	(3,329,200)	5%
Adjustment for state rate change	-	0%	1,092,000	(2%)	1,249,100	(2%)
Other, net	2,500	0%	600	0%	(37,900)	0%
Change in valuation allowance	8,926,200	(37%)	16,512,400	(37%)	23,427,700	(38%)

Provision for income taxes	$-	0%	$-	0%	$-	0%

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

On July 23, 2013, North Carolina enacted House Bill 998, which reduced the corporate income tax rate from 6.9% in 2013 to 6% in 2014 and to 5% in 2015.  As a result of the new enacted tax rate, the Company adjusted its deferred tax assets in 2013 by applying the lower rate, which resulted in a decrease in the deferred tax assets and a corresponding decrease to the valuation allowance of approximately $1,092,000.

As of December 31, 2013 and 2014, the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. At the adoption date of January 1, 2007 and as of December 31, 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company has analyzed its filing positions in all significant federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, and local tax examinations by tax authorities for years before 2011 although carryforward attributes that were generated prior to 2011 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period. No income tax returns are currently under examination by taxing authorities.

14. Net Loss Per Share

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	December 31,
	2012	2013	2014
Redeemable convertible preferred share	691,623	-	-
Convertible debt	44,682	-	-
Warrants outstanding	239,021	301,938	330,585
Stock options outstanding	1,049,660	1,726,918	2,411,891

	2,024,986	2,028,856	2,742,476

15. Selected Quarterly Data (unaudited, in thousands, except for loss per share data)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Revenue
Contract research	$2,984	$1,897	$3,431	$1,298
License	-	-	4,335	3
Supply	99	-	-	1,169
Total revenue	$3,083	$1,897	$7,766	$2,470
Operating expenses
Research and development	16,383	15,198	15,653	15,305
General and administrative	3,190	2,605	2,853	3,429
Loss from operations	(16,490)	(15,906)	(10,740)	(16,264)
Interest income	45	88	1	1
Interest expense	(576)	(560)	(617)	(632)
Net loss attributable to common shareholders	$(17,021)	$(16,378)	$(11,356)	$(16,895)
Net loss per share - basic and diluted	$(0.51)	$(0.49)	$(0.34)	$(0.46)
Shares used in calculating basic and diluted net loss per share	33,201	33,217	33,588	36,493

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Revenue
Contract research	$-	$232	$1,172	$2,073
License	-	4,335	-	-
Total revenue	$-	$4,567	$1,172	$2,073
Operating expenses
Research and development	7,371	6,327	11,919	15,683
General and administrative	2,647	2,081	2,167	2,538
Loss from operations	(10,018)	(3,841)	(12,914)	(16,148)
Interest income	1	12	3	2
Interest expense	(328)	(384)	(736)	(684)
Net loss attributable to common shareholders	$(10,345)	$(4,213)	$(13,647)	$(16,830)
Net loss per share - basic and diluted	$(0.42)	$(0.16)	$(0.41)	$(0.51)
Shares used in calculating basic and diluted net loss per share	24,904	26,382	33,184	33,197

16. Subsequent Event

In January 2015, the Company completed a public offering of 6,037,500 shares of common stock at a price of $24.50 per share resulting in net proceeds of $138.7 million after deducting underwriting discounts, commissions and expenses of approximately $9.2 million.