Form 10-Q
period 2015-03-31
CEMPRA, INC.
filed 2015-04-30
CIK 1461993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 17, 2015 there were 43,588,646 shares of the registrant’s common stock, $0.001 par value, outstanding.

CEMPRA, INC.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CEMPRA, INC.

Consolidated Balance Sheets

(Unaudited)

	December 31,	March 31,
	2014	2015

Assets
Current assets
Cash and equivalents	$99,113,378	$209,118,117
Receivables	2,350,052	14,217,911
Prepaid expenses	3,387,883	2,518,301
Total current assets	104,851,313	225,854,329
Furniture, fixtures and equipment, net	113,146	140,793
Deposits	346,228	346,228
Total assets	$105,310,687	$226,341,350
Liabilities
Current liabilities
Accounts payable	$11,893,790	$10,851,558
Accrued expenses	1,002,496	524,785
Accrued payroll and benefits	1,595,882	564,253
Current portion of long-term debt	3,593,536	5,021,005
Total current liabilities	18,085,704	16,961,601
Deferred revenue	11,325,946	11,325,946
Long-term debt	14,878,114	13,634,979
Total liabilities	44,289,764	41,922,526
Commitments and contingencies (Note 4)
Shareholders' Equity
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2014 and March 31, 2015	-	-
Common stock; $.001 par value; 80,000,000 shares authorized; 37,474,944 and 43,587,346 issued and outstanding at December 31, 2014 and March 31, 2015, respectively	37,475	43,588
Additional paid-in capital	288,892,951	429,701,219
Accumulated deficit	(227,909,503)	(245,325,983)
Total shareholders’ equity	61,020,923	184,418,824
Total liabilities and shareholders’ equity	$105,310,687	$226,341,350

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2014	2015

Revenue
Contract research	$2,983,830	$2,076,580
License	-	10,000,000
Supply	99,119	1,886,786
Total revenue	3,082,949	13,963,366
Operating expenses
Research and development	16,383,658	26,117,336
General and administrative	3,189,697	4,650,180
Total operating expenses	19,573,355	30,767,516
Loss from operations	(16,490,406)	(16,804,150)
Other income (expense)
Interest income	45,124	1,754
Interest expense	(575,728)	(614,084)
Other income (expense), net	(530,604)	(612,330)
Net loss and comprehensive loss	$(17,021,010)	$(17,416,480)
Basic and diluted net loss attributable to common shareholders per share	$(0.51)	$(0.41)
Basic and diluted weighted average shares outstanding	33,200,950	42,670,632

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2014	2015

Operating activities
Net loss	$(17,021,010)	$(17,416,480)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	14,534	18,158
Share-based compensation	876,704	1,434,944
Change in fair value of warrant liabilities	(44,421)	-
Amortization of debt issuance costs	217,603	184,334
Changes in operating assets and liabilities
Receivables	(1,519,266)	(11,867,859)
Prepaid expenses	(1,361,510)	869,582
Deposits	(12,875)	-
Accounts payable	2,513,110	(1,042,232)
Accrued expenses	70,569	(477,711)
Accrued payroll and benefits	(629,294)	(1,031,629)
Net cash used in operating activities	(16,895,856)	(29,328,893)
Investing activities
Purchases of furniture, fixtures and equipment	(21,061)	(45,805)
Net cash used in investing activities	(21,061)	(45,805)
Financing activities
Payment of debt issuance costs	(33,646)	-
Proceeds from exercise of stock options and warrants	2,200	549,290
Proceeds from issuance of common stock, net of underwriting discounts	-	139,043,625
Payment of offering costs	-	(213,478)
Net cash (used in) provided by financing activities	(31,446)	139,379,437
Net change in cash and equivalents	(16,948,363)	110,004,739
Cash and equivalents at beginning of the period	96,502,918	99,113,378
Cash and equivalents at end of the period	$79,554,555	$209,118,117
Supplemental cash flow information
Cash paid for interest	$358,125	$429,750

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

March 31, 2015

Notes to Consolidated Financial Statements

1. Description of Business

Cempra, Inc. (the “Company” or “Cempra”, previously known as Cempra Holdings, LLC) is the successor entity of Cempra Pharmaceuticals, Inc. which was incorporated on November 18, 2005 and commenced operations in January 2006. Cempra is located in Chapel Hill, North Carolina, and is a pharmaceutical company developing antibiotics to treat drug-resistant bacterial infections in the community and hospital.

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

Unaudited Interim Financial Data

The accompanying interim consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2014 contained in the Company’s Annual Report on Form 10-K. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2015 and the results of operations and cash flows for the three months ended March 31, 2014 and 2015. The December 31, 2014 consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures including notes required by U.S. GAAP for complete financial statements.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Receivables

Receivables consist of amounts billed and amounts earned but unbilled under the Company’s contract with the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (“BARDA”) as well as amounts billed under the Company’s license agreement with Toyama Chemical Co., Ltd. (“Toyama”). Receivables under the BARDA contract are recorded as qualifying research activities are conducted and invoices from the Company’s vendors are received. Unbilled receivables are also recorded based upon work estimated to be complete for which the Company has not received vendor invoices. The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance based on its history of collections and write-offs and the current status of all receivables. The Company does not accrue interest on trade receivables. If accounts become uncollectible, they will be written off through a charge to the allowance for doubtful accounts. The Company has not recorded an allowance for doubtful accounts as management believes all receivables are fully collectible.

Research and Development Expenses

Research and development (“R&D”) expenses include direct and indirect R&D costs. Direct R&D consists principally of external costs, such as fees paid to investigators, consultants, central laboratories and clinical research organizations, including costs incurred in connection with clinical trials, and related clinical trial fees and all employee-related expenses for those employees working in research and development functions, including stock-based compensation for R&D personnel. Indirect R&D costs include insurance or other indirect costs related to the Company’s research and development function to specific product candidates. R&D costs are expensed as incurred. Expenses paid but not yet incurred are recorded in prepaid expenses.  The Company expenses pre-approval inventory as R&D until there is a high probability of regulatory approval, which will be determined after the Company has analyzed Phase 3 data or filed an NDA.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-3, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  The FASB issued ASU 2015-03 to simplify the presentation of debt issuance costs. The new standard will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable IFRS standards.  Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The Company is currently evaluating the impact that the implementation of this standard will have on our consolidated financial statements.

In May 2014, FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for the Company for the year ending December 31, 2017. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s consolidated financial statements.

3. Fair Value of Financial Instruments

The carrying values of cash equivalents, receivables, prepaid expenses, and accounts payable at March 31, 2015 approximated their fair values due to the short-term nature of these items.

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

At December 31, 2014 and March 31, 2015, financial instruments and respective fair values have been classified as follows:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2014
Assets:
Money Market Funds	$85,801,024	$-	$-	$85,801,024
Total assets at fair value:	$85,801,024	$-	$-	$85,801,024

	Quoted Prices	Significant
	in Active	Other	Significant	Balance at
	Markets for	Observable	Unobservable	March 31,
	Identical Assets	Inputs	Inputs	2015
	(Level 1)	(Level 2)	(Level 3)	(Unaudited)
Assets:
Money Market Funds	$190,846,333	$-	$-	$190,846,333
Total assets at fair value:	$190,846,333	$-	$-	$190,846,333

The December 2011 Note (defined and discussed in Note 8), which is classified as a level 2 liability, has a variable interest rate and, accordingly, its carrying value approximates its fair value. At March 31, 2015, the carrying value was $18.7 million. There were no transfers between levels of the fair value hierarchy for any assets or liabilities measured at fair value in the three months ended March 31, 2015.

4. Significant Agreements and Contracts

License Agreements

Optimer Pharmaceuticals, Inc.

In March 2006, the Company, through its wholly owned subsidiary, Cempra Pharmaceuticals, Inc., entered into a Collaborative Research and Development and License Agreement (“Optimer Agreement”) with Optimer Pharmaceuticals, Inc. (“Optimer”). Under the terms of the Optimer Agreement, the Company acquired exclusive rights to further develop and commercialize certain Optimer technology worldwide, excluding member nations of the Association of Southeast Asian Nations. Optimer was acquired by Cubist Pharmaceuticals, Inc. in October 2013.  Cubist was acquired by Merck & Co., Inc. in December 2014.

In exchange for this license, during 2006 and 2007, the Company issued an aggregate of 125,646 common shares with a total fair value of $190,418 to Optimer. These issuances to Optimer were expensed as incurred in research and development expense.

In July 2010, the Company paid a $500,000 milestone payment to Optimer after the successful completion of its first solithromycin Phase 1 program. In July 2012, the Company paid a $1,000,000 milestone after the successful completion of its first solithromycin Phase 2 program. Both milestones were expensed as incurred in research and development expense. Under the terms of the Optimer Agreement, the Company will owe Optimer additional payments, contingent upon the achievement of various development, regulatory and commercialization milestone events. The aggregate amount of such milestone payments the Company may need to pay is based in part on the number of products developed under the agreement and would total $27,500,000 (including two milestone payments made to date) if four products are developed and gain FDA approval.  Additional limited milestone payments would be due if the Company develops more than four products. The Company will also pay tiered mid-single-digit royalties based on the amount of annual net sales of licensed products outside the Association of Southeast Asian Nations (“ASEAN”) countries, which royalties are subject to reduction in the event additional licenses are obtained from third parties in order to practice the Company’s rights under the Optimer Agreement and/or the Company is required to grant a compulsory license to a third party.

The Scripps Research Institute

In June 2012, the Company entered into a license agreement with The Scripps Research Institute (“TSRI”), whereby TSRI licensed to the Company rights, with rights of sublicense, to make, use, sell, and import products for human or animal therapeutic use that use or incorporate one or more macrolides as an active pharmaceutical ingredient and is covered by certain patent rights owned by TSRI claiming technology related to copper-catalysed ligation of azides and acetylenes. The rights licensed to the Company are exclusive as to the People’s Republic of China (excluding Hong Kong), South Korea and Australia, and are non-exclusive in all other countries worldwide, except ASEAN member-nations, which are not included in the territory of the license. Under the terms of the agreement with TSRI, the Company paid a one-time only, non-refundable license issue fee in the amount of $350,000 which was charged to research and development expense in the second quarter of 2012.

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

Under the terms of the agreement, the Company is also required to pay additional fees on royalties, sublicensing and milestone payments if the Company, an affiliate with the Company, or a sub licensee challenges the validity or enforceability of any of the patents licensed under the agreement. Such increased payments would be required until all patent claims subject to challenge are invalidated in the particular country where such challenge was mounted.  License and milestone payments received under the license agreement with Toyama (discussed below), have resulted in $200,000 of fees paid to TSRI.

Biomedical Advanced Research and Development Authority

In May 2013, the Company entered into an agreement with BARDA, for the evaluation and development of the Company’s lead product candidate solithromycin for the treatment of bacterial infections in pediatric populations, segment III developmental toxicology, pediatric suspension and infections caused by bioterror threat pathogens.

The agreement is a cost plus fixed fee development contract, with a base performance segment valued at approximately $17.7 million, and four option work segments that BARDA may request at its sole discretion pursuant to the agreement. If all four option segments are requested, the cumulative value of the agreement would be approximately $58.0 million. Three of the options are cost plus fixed fee arrangements and one option is a cost sharing arrangement for which the Company would be responsible for a designated portion of the costs associated with that work segment. The estimated period of performance for the base performance segment is May 2013 through November 2015, which was extended in late April 2015 by six months from the original May 2015 date at the Company’s request to allow more time to deliver the completed work product; this extension will not increase the cost of the work to be performed under the base performance segment nor does it change any other terms or provisions of the BARDA contract, including timeframes for the other work options. BARDA exercised the second option in November 2014. The value of the second option work segment is approximately $16.0 million and the estimated period of performance is November 2014 through November 2016. If all option segments are requested, this estimated period of performance would be extended until approximately May 2018.

Under the agreement, the Company is reimbursed and recognizes revenue as allowable costs are incurred plus a portion of the fixed-fee earned. The Company considers fixed-fees under cost reimbursable agreements to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated agreement costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed. Since inception of the agreement through March 31, 2015, the Company has recognized $15.2 million in revenue under this agreement.

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

Following execution of the agreement, the Company received a $10.0 million upfront payment from Toyama. Toyama is also obligated to pay the Company up to an aggregate of $60.0 million in milestone payments, depending on the achievement of various regulatory, patent, development and commercial milestones. Under the terms of the license agreement, Toyama must also pay the Company a royalty equal to a low-to-high first double decimal digit percentage of net sales, subject to downward adjustment in certain circumstances. In August 2014, the Company received a $10.0 million milestone payment from Toyama, which was triggered by Toyama’s progress of its solithromycin clinical development program in Japan. The payment was made following Toyama’s receipt of regulatory clearance to begin a Phase 2 trial of solithromycin in Japan following successful completion of a Phase 1 study.  In March 2015, the Company recognized a $10.0 million milestone from Toyama based on the Japan Patent Office issuing a Decision of Allowance for the Company’s patent covering certain crystal forms of solithromycin in Japan, which payment was received in April 2015.

As part of the license agreement, Toyama and the Company also entered into a supply agreement, whereby the Company will be the exclusive supplier (with certain limitations) to Toyama and its sublicensees of API for solithromycin for use in licensed products in Japan, as well as the exclusive supplier to Toyama and its sublicensees of finished forms of solithromycin to be used in Phase 1 and Phase 2 clinical trials in Japan. Pursuant to the supply agreement, which is an exhibit to the license agreement, Toyama will pay the Company for such clinical supply of finished product and all supplies of API for solithromycin for any purpose, other than the manufacture of products for commercial sale in Japan, at prices equal to the Company’s cost. All API for solithromycin supplied by the Company to Toyama for use in the manufacture of finished product for commercial sale in Japan will be ordered from the Company at prices determined by the Company’s manufacturing costs, and which may, depending on such costs, equal, exceed, or be less than such costs. Either party may terminate the supply agreement for uncured material breach or insolvency of the other party, with Toyama’s right to terminate for the Company’s breach subject to certain further conditions in the case of the Company’s failure to supply API for solithromycin or clinical supply, but otherwise the supply agreement will continue until the expiration or termination of the license agreement.  Since inception of the agreement through March 31, 2015, the Company has recognized $3.2 million in revenue under this agreement.

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

The Company recognized $4.3 million in revenue associated with the delivery of the license in May 2013.  Additionally, because the milestone event triggering the August 2014 Milestone payment was considered non-substantive for accounting purposes, this milestone payment is being recognized into revenue proportionately to the six deliverables in the agreement using the same allocation as the upfront payment.  Therefore, $4.3 million of the August 2014 milestone payment was recognized into revenue in August 2014.  The  remainder of the upfront and milestone payments which aggregate to $11.4 million are recorded as deferred revenue at March 2015 and will be recognized as revenue when the revenue recognition criteria of each deliverable has been met.  The Company also recognized a $10.0 million milestone based on the Japan Patent Office issuing a Decision of Allowance for the Company’s patent covering certain crystal forms of solithromycin in Japan, which payment was received in April 2015.  The March 2015 milestone payment is considered substantive for accounting purposes, and therefore the $10.0 million milestone was recognized in its entirety as revenue in March 2015.

5. Prepaid Expenses

Prepaid expenses are comprised of the following as of:

	December 31,	March 31,
	2014	2015
	(Unaudited)	(Unaudited)
Prepaid developmental expenses	$2,936,702	$1,468,351
Prepaid insurance	242,980	734,243
Other prepaid expenses	208,201	315,707
Total prepaid expenses	$3,387,883	$2,518,301

The $1.5 million prepaid development expenses consists of payments for active pharmaceutical ingredient (API) which will be used for the clinical development program of solithromycin in Japan.

6. Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consist of the following as of:

	Useful Life (years)	December 31,	March 31,
		2014	2015
		(Unaudited)	(Unaudited)
Computer equipment	2	$173,241	$209,066
Software	2	62,675	62,675
Furniture	5	45,935	45,935
Leasehold improvements	3	21,183	31,163
Total furniture, fixtures and equipment		303,034	348,839
Less accumulated depreciation		(189,888)	(208,046)
Furniture, fixtures and equipment, net		$113,146	$140,793

During the three-month periods ended March 31, 2014 and 2015, the Company recorded $14,534 and $18,158 in depreciation expense, respectively.

7. Accrued Expenses

Accrued expenses are comprised of the following as of:

	December 31,	March 31,
	2014	2015
	(Unaudited)	(Unaudited)
Franchise tax	$383,287	$95,822
Accrued professional fees	372,639	176,595
Accrued interest	148,025	148,025
Deferred rent	66,483	71,860
Other accrued fees	32,062	32,483
Total accrued expenses	$1,002,496	$524,785

8. Long-term Debt

In December 2011, the Company entered into a $20.0 million loan and security agreement (the “December 2011 Note”) with Hercules Technology Growth Capital, Inc. (“Hercules”) and borrowed $10.0 million upon closing. Borrowings under the December 2011 Note bear interest at the greater of (i) 9.55%, or (ii) the sum of 9.55% plus the prime lending rate, as published by the Wall Street Journal, minus 3.25% per annum. The terms of the December 2011 Note agreement provided that the Company could, at any time prior to October 1, 2012, request another borrowing in the aggregate amount of $10.0 million. The Company elected not to request the additional borrowing and let the option expire on September 30, 2012. In May 2013, the Company amended its December 2011 Note, increasing the initial loan amount to $15.0 million, and received an additional $5.2 million upon closing. The Company also extended the date by which it could request the additional $10.0 million to September 30, 2013. The Company elected not to request the additional borrowing and let the option expire on September 30, 2013.  In March 2014, the Company amended the December 2011 Note providing the Company the ability to request, at any time prior to December 26, 2014, another borrowing in the aggregate amount of $3.0 million.   This amendment also provided for the Company to make interest only payments through May 31, 2015. In June 2014, the Company borrowed the additional $3.0 million and amended the December 2011 Note to provide the Company  the ability to borrow up to an additional $10.0 million.  Principal and interest payments will start on June 1, 2015 over a 35-month amortization period.   The principal balance outstanding on the loan agreement and all accrued but unpaid interest thereunder will be due and payable on April 1, 2018. In addition, the Company is to pay Hercules the following fees:

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

9. Shareholders’ Equity

Common Stock

During January 2015, the Company completed a public offering issuing 6,037,500 shares of common stock, at a price of $24.50 per share, resulting in net proceeds to the Company of approximately $138.8 million after deducting underwriting discounts, commissions and expenses of approximately $9.1 million.

During the first three months of 2015, the Company issued 74,902 shares of common stock at a weighted average exercise price of $7.33 per share upon the exercise of option grants.

In March 2013, the Company entered into an at-the-market (“ATM”) sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company could, at its discretion, from time to time sell shares of its common stock, with a sales value up to $25.0 million.  The Company provided Cowen with customary identification rights, and Cowen was entitled to a commission at a fixed commission rate of 3.0% of the gross proceeds per share sold.  Sales of the shares sold under the Sales Agreement were to be made in transactions deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended.  In October 2014, the Company and Cowen amended the Sales Agreement (the “Amended Agreement”) to increase the aggregate gross sales proceeds that could be raised to $50.0 million. During 2014, the Company sold 4,092,525 shares of common stock under the Sales Agreement resulting in net proceeds of $48.5 million after deducting commissions of $1.5 million.  The Sales Agreement was terminated on January 5, 2015.

The following table presents common stock reserved for future issuance for the following equity instruments as of March 31, 2015 (Unaudited):

Warrants to purchase common stock	155,221
Options:
Outstanding under the 2006 Stock Plan	638,509
Outstanding under the 2011 Equity Incentive Plan	2,366,644
Available for future grants under the 2011 Equity Incentive Plan	908,070
Total common stock reserved for future issuance	4,068,444

10. Stock Option Plans

The Company adopted the 2006 Stock Plan in January 2006 (the “2006 Plan”). The 2006 Plan provided for the granting of incentive share options, nonqualified share options and restricted shares to Company employees, representatives and consultants. As of March 31, 2015, there were options for an aggregate of 638,509 shares issued and outstanding under the 2006 Plan.

The Company’s board of directors and stockholders adopted the 2011 Equity Incentive Plan in October 2011 (the “2011 Plan”), which authorizes the issuance of up to 3,131,579 shares under the 2011 Plan. As of March 31, 2015, there were 908,070 options available under the 2011 Plan for future grant.

Upon adoption of the 2011 Plan, the Company eliminated the authorization for any unissued shares previously reserved under the Company’s 2006 Plan. The stock awards previously issued under the 2006 Plan remain in effect in accordance with the terms of the 2006 Plan.

The following table summarizes the Company’s 2006 and 2011 Plan activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value (1)
Outstanding - December 31, 2014	2,484,559	$7.34
Granted	621,225	24.68
Exercised	(74,902)	7.33
Forfeited	(25,729)	12.87
Outstanding - March 31, 2015 (Unaudited)	3,005,153	10.88	7.70	$70,423,238
Exercisable - March 31, 2015 (Unaudited)	1,883,201	6.57	6.76	52,230,735
Vested and expected to vest at March 31, 2015 (Unaudited) (2)	2,923,002	$10.65	7.66	$69,161,392

(1)	Intrinsic value is the excess of the fair value of the underlying common shares as of March 31, 2015 over the weighted-average exercise price.
(2)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.

The following table summarizes certain information about all options outstanding as of March 31, 2015:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Remaining Contractual Term (in years)
$0.48 - $1.71	51,898	1.42	51,898	1.42
$1.72 - $2.94	586,611	4.84	586,611	4.84
$5.40 - $7.86	1,027,627	7.56	944,777	7.54
$7.87 - $13.71	725,292	8.90	246,610	8.80
$23.51 - $32.05	613,725	9.79	53,305	9.76
	3,005,153		1,883,201

During the three-month periods ended March 31, 2014 and 2015, the Company recorded $876,704 and $1,434,944 in share-based compensation expense, respectively. As of March 31, 2015, approximately $12,226,257 of total unrecognized compensation cost related to unvested share options is expected to be recognized over a weighted-average period of 3.14 years.

11. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2015 as the Company incurred losses for the three-month period ended March 31, 2015 and is forecasting additional losses through the fourth quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2015. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended March 31,
	2014	2015
	(Unaudited)
Warrants outstanding	338,185	155,221
Stock options outstanding	2,330,182	3,001,037
	2,668,367	3,156,258

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2014, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1. Business - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a clinical-stage pharmaceutical company focused on developing differentiated antibiotics for the acute care and community settings to meet critical medical needs in the treatment of bacterial infectious diseases, particularly respiratory tract infections and chronic staphylococcal infections. Our lead product, solithromycin (CEM-101), has completed one Phase 3 clinical trial and a second Phase 3 clinical trial is ongoing. We are developing solithromycin in oral capsules, intravenous, or IV, and suspension formulations, initially for the treatment of community acquired bacterial pneumonia, or CABP, one of the most serious infections of the respiratory tract. Solithromycin is a potent new fourth generation macrolide and the first fluoroketolide in clinical development. We also are conducting a Phase 3 trial of solithromycin in uncomplicated gonorrhea. Our second program is Taksta, which we are developing exclusively in the U.S. as a long term oral treatment for refractory bone and joint infections caused by staphylococci, including S. aureus and MRSA. We are planning a Phase 3 trial for Taksta in patients with refractory bone and joint infections, including prosthetic joint infections (“PJI”), and a Phase 3 trial for Taksta in patients with acute bacterial skin and skin structure infections, or ABSSSI, which could lead to a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA.

We acquired worldwide rights (exclusive of member nations of the Association of Southeast Asian, or ASEAN, countries) to a library of over 500 macrolide compounds, including solithromycin, from Optimer Pharmaceuticals, Inc., or Optimer, in March 2006. Optimer was acquired by Cubist Pharmaceuticals Inc. in October 2013.  Cubist Pharmaceuticals Inc. was acquired by Merck in December 2014.  We entered into a long-term supply arrangement with Ercros, S.A. in March 2011, pursuant to which we have the exclusive right to acquire fusidic acid for the production of Taksta. We believe Ercros is one of only two currently known manufacturers that can produce fusidic acid compliant with the purity required for human use. The United States Patent and Trademark Office, or USPTO, issued our patent, entitled “Fusidic Acid Dosing Regimens for Treatment of Bacterial Infections,” on May 28, 2013 with claims directed to our novel loading dose regimen for Taksta. This patent provides protection until 2029, excluding possible patent term extensions.  Additionally, in October 2013, fusidic acid was designated as an orphan drug for the treatment of PJI.

Financial Overview

Revenue

To date, we have not generated revenue from the sale of any products. All of our revenue to date has been derived from (1) a government contract and (2) the receipt of proceeds under our license and supply agreements with Toyama Chemical Co., Ltd., or Toyama, a portion of which has been recognized in accordance with generally accepted accounting principles in the U.S., or U.S. GAAP.

In May 2013, we entered into an agreement with the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services, or BARDA, for the evaluation and development of solithromycin for the treatment of bacterial infections in pediatric populations and infections caused by bioterror threat pathogens, specifically anthrax and tularemia.

The BARDA agreement is a cost plus fixed fee development contract, with a base performance segment valued at approximately $17.7 million, and four option work segments that BARDA may request in its sole discretion pursuant to the agreement. If all four option segments are requested, the cumulative value of the agreement would be approximately $58.0 million. Three of the options are cost plus fixed fee arrangements and the last option is a cost sharing arrangement for which we would be responsible for a designated portion of the costs associated with that work segment. The estimated period of performance for the base performance segment is May 2013 through November 2015, which was extended late April 2015 by six months from the original May 2015 date at our request to allow more time to deliver the completed work product; this extension will not increase the cost of the work to be performed under the base segment nor does it change any other terms or provisions of the BARDA contract, including timeframes for the other work options.  BARDA exercised the second option in November 2014.  The value of the second option work segment is approximately $16.0 million and the estimated period of performance is November 2014 through November 2016.  If all option segments are requested, this estimated period of performance would be extended until approximately May 2018.

Under the contract, we are reimbursed and recognize revenue as allowable costs are incurred plus a portion of the fixed-fee earned. We consider fixed-fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated contract costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed. Cumulatively, through March 31, 2015, we have recognized $15.2 million in revenue under this agreement.

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

Following execution of the agreement, we received a $10.0 million upfront payment from Toyama. Toyama is also obligated to pay us up to an aggregate of $60.0 million in milestone payments, depending on the achievement of various regulatory, patent, development and commercial milestones. The first of these milestones was achieved in the third quarter of 2014 for which we received a payment of $10.0 million from Toyama.  The second $10.0 million milestone was recognized in the first quarter of 2015 which is based on the Japan Patent Office issuing a Decision of Allowance for our parent covering certain crystal forms of solithromycin in Japan.  We received payment for the second milestone in April 2015.  Under the terms of the license agreement, Toyama must also pay us a royalty equal to a low-to-high first double decimal digit percentage of net sales, subject to downward adjustment in certain circumstances. Cumulatively, through March 31, 2015, we have recognized $18.6 million in revenue under this agreement and the remainder, which is deferred, will be recognized when earned.

As part of the license agreement, we also entered into a supply agreement with Toyama, whereby we will be the exclusive supplier (with certain limitations) to Toyama and its sublicensees of API for solithromycin for use in licensed products in Japan, as well as the exclusive supplier to Toyama and its sublicensees of finished forms of solithromycin to be used in its clinical trials in Japan. Pursuant to the supply agreement, Toyama will pay us for such clinical supply of finished product and all supplies of API for solithromycin for any purpose, other than the manufacture of products for commercial sale in Japan, at prices equal to our costs. All API for solithromycin supplied by us to Toyama for use in the manufacture of finished product for commercial sale in Japan will be ordered from us at prices determined by our manufacturing costs, and which may, depending on such costs, equal, exceed, or be less than such costs. Either party may terminate the supply agreement for uncured material breach or insolvency of the other party, with Toyama’s right to terminate for our breach subject to certain further conditions in the case of our failure to supply API for solithromycin or clinical supply, but otherwise the supply agreement will continue until the expiration or termination of the license agreement.  Cumulatively, through March 31, 2015, we have recognized $3.2 million in revenue under this agreement.

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

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting pre-clinical studies and clinical trials, manufacturing development efforts, activities related to regulatory filings for our product candidates, and activities related to the potential commercial launch of solithromycin as a treatment for CABP. We recognize our research and development expenses as they are incurred. Our research and development expenses consist primarily of:

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

Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and related clinical trial fees. Our internal resources, employees and infrastructure are not directly tied to any individual research project and are typically deployed across multiple projects. Through our clinical development programs, we are advancing solithromycin and Taksta in parallel primarily for the treatment of CABP and uncomplicated gonorrhea (for solithroymcin) and prosthetic joint infections (for Taksta) as well as for other indications. Through our pre-clinical development programs, we are seeking to develop macrolide product candidates for non-antibacterial indications.

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

	Three Months Ended March 31,
	2014	2015
	(Unaudited, in thousands)
Direct research and development expense by program:
Solithromycin	$12,790	$23,304
Taksta	1,714	49
Macrolide research	63	122
Research and development personnel cost	1,525	2,400
Total direct research and development expense	16,092	25,875
Indirect research and development expense	292	242
Total research and development expense	$16,384	$26,117

The successful development of our clinical and pre-clinical product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our clinical or pre-clinical product candidates or the period, if any, in which material net cash inflows from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our ongoing, as well as any additional, clinical trials required and other research and development activities;
•	ongoing and future clinical trial results; and
•	the timing of regulatory approvals.

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

We are conducting our pivotal trial program for solithromycin, including one completed trial with oral solithromycin and one ongoing trial with IV solithromycin progressing to oral solithromycin. We also are conducting a Phase 3 trial for solithromycin in patients with uncomplicated gonorrhea.

We are also planning to conduct a Phase 3 trial of Taksta for long-term suppressive therapy of refractory bone and joint infections, including PJI as well as a Phase 3 non-inferiority trial for the treatment of ABSSSI to determine Taksta’s safety and efficacy.

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

Other Income (Expense), Net

Interest income consists of interest earned on our cash and equivalents, as well as decreases in fair value of warrants issued in connection with the note issued to Hercules Technology Growth Capital, Inc., or Hercules, in December 2011, referred to as the December 2011 Note

Interest expense consists of interest incurred on the December 2011 Note.

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

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission, or SEC, on February 26, 2015. We believe the following accounting policies to be most critical to the judgments and estimates used in preparation of our financial statements and such policies have been reviewed and discussed with our audit committee.

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

Results of Operations

The following table summarizes the results of our operations for each of three-month periods ended March 31, 2014 and 2015, together with the changes in those items in dollars:

	Three Months Ended March 31,		Dollar
	2014	2015	Change
	(Unaudited, in thousands)
Revenue
Contract research	$2,984	$2,077	$(907)
License	-	10,000	10,000
Supply	99	1,887	1,788
Total revenue	3,083	13,964	10,881

Research and development expense (1)	16,384	26,117	9,733
General and administrative expense (1)	3,190	4,650	1,460
Other income (expense), net	(531)	(612)	(81)

(1) Includes the following share-based compensation expenses:
Research and development expense	$126	$449	$323
General and administrative expense	751	986	235

Comparison of the Three Months Ended March 31, 2014 and March 31, 2015

Contract revenue

For the three months ended March 31, 2015, contract research revenue decreased approximately 30% due to a decrease in activities associated with the BARDA contract as the first option under the contract is winding down, partially offset by increases related to the start of the second option period.  We expect contract research revenue to increase as the second option period of the BARDA contract progresses.

License revenue

For the three months ended March 31, 2015, license revenue increased $10.0 million compared to the three months ended March 31, 2015 due to revenue recognized under the Toyama license agreement based on the Japan Patent Office issuing a Decision of Allowance for our patent covering certain crystal forms of solithromycin in Japan.

Supply revenue

For the three months ended March 31, 2015, we have recognized $1.8 million related to payments for clinical supply of finished product and supply of API under our supply agreement with Toyama.  Supply revenue of $0.1 million was recognized for the three months ended March 31, 2014.

Research and Development Expense

For the three months ended March 31, 2015, our research and development expense increased $9.7 million compared to the three months ended March 31, 2014. The increase is primarily related to the following:

•	an increase in purchase of API of $9.5 million ordered for commercial quantities in preparation for potential commercial launch;
•	an increase in Toyama expenses of $1.7 million for API to be used in clinical trials in Japan;
•	an increase in employee cost of $0.9 million primarily from increased headcount;
•	an increase in regulatory expenses of $0.7 million in support of a planned NDA;
•	a decrease in Taksta expenses of $1.6 million primarily related to the cessation of the Phase 2 trial;
•	a decrease in clinical trial materials of $0.7 million,
•	a decrease of BARDA related expenses of $0.6 million related to base performance period activities nearing completion; and
•	a decrease in solithromycin clinical trial expenses of $0.2 million primarily related to the completion of the Phase 3 oral trial.

General and Administrative Expense

General and administrative expense increased by $1.5 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 as a result of salary increases and increased headcount of $0.5 million and professional service expense of $1.0 million primarily related to our initial commercial readiness activities.

Other Income (Expense), Net

Other income (expense) decreased by $0.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to higher interest expense on higher outstanding debt balances.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in November 2005 through March 31, 2015, we have funded our operations primarily with $431.5 million from debt, and the sale of convertible notes, convertible preferred shares, common shares and common stock, including net proceeds of $139.0 million from our January 2015 public offering, before deducting offering costs of $0.2 million.  As of March 31, 2015, we had cash and equivalents of approximately $209.1 million.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2014	2015
	(Unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$(16,896)	$(29,329)
Investing activities	(21)	(46)
Financing activities	(31)	139,380
Net increase (decrease) in cash and equivalents	$(16,948)	$110,005

Operating Activities. Cash used in operating activities of $16.9 million for the three months ended March 31, 2014 was primarily a result of our $17.0 million net loss and cash used by changes in operating assets and liabilities of $0.9 million partially offset by non-cash items of $1.0 million. Cash used in operating activities of $29.3 million for the three months ended March 31, 2015 was primarily a result of our $17.4 million net loss and cash used by changes in operating assets and liabilities of $13.5 million partially offset by non-cash items of $1.6 million.

Investing Activities. Net cash used in investing activities was $21,000 for the three months ended March 31, 2014 and $46,000 for the three months ended March 31, 2015. Cash used in investing activities during each of these periods reflected our purchases of equipment.

Financing Activities. Net cash used in financing activities was $31,000 for the three months ended March 31, 2014 related to the March 2014 amendment of the December 2011 Note.  Net cash provided by financing activities of $139.4 million for the three months ended March 31, 2015 consisted of net proceeds of $139.0 million from the January 2015 public offering of common stock, offset by $0.2 million in offering costs, and $0.6 million from the exercise of stock options.

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

Based on current assumptions, we expect that our existing cash and equivalents, including interest thereon, will enable us to fund our operating expenses and capital expenditure into 2017, which includes the completion of our Phase 3 clinical trial for IV-to-oral solithromycin and the completion of a planned NDA for solithromycin for a CABP indication, the completion of our Phase 3 trial for solithromycin for the treatment of gonorrhea, and initial commercial readiness activities for solithromycin. This projection does not include any funds from future financings or partnerships beyond the Toyama relationship, the BARDA contract, or the costs of commercial launch. We will need to obtain additional financing for the continued development of solithromycin and Taksta and our other product candidates and prior to the commercial launch of any of our product candidates. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates.

Our future capital requirements will depend on many factors, including:

•

the progress, costs and results of our ongoing Phase 3 IV-to-oral trial for solithromycin, our ongoing Phase 3 uncomplicated gonorrhea trial, our planned Taksta Phase 3 trials and any future trials for solithromycin and Taksta;

•	the progress, costs and results of our planned Phase 2 trials for chronic obstructive pulmonary disease, or COPD, and nonalcoholic steatohepatitis, or NASH;
•	the scope, progress costs, and results of pre-clinical development, laboratory testing and clinical trials for our other product candidates;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;
•	receipt of payments under the BARDA contract;
•	our ability to establish collaborations on favorable terms;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•	revenue if any, received from sales of our product candidates, if approved by the FDA;
•	the extent to which we acquire or invest in businesses, products and technologies;
•	our ability to obtain government or other third-party funding; and
•	obtaining milestone payments from Toyama.

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

During the three months ended March 31, 2015, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those specified in our 2014 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2015-3, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03’).  The FASB issued ASU 2015-03 to simplify the presentation of debt issuance costs. The new standard will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable IFRS standards.  Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  We are currently evaluating the impact that the implementation of this standard will have on our consolidated financial statements.

In May 2014, FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for the year ending December 31, 2017. We are currently evaluating the impact that the implementation of this standard will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the quarter ended March 31, 2015. For additional information regarding market risk, refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2014 Annual Report on Form 10-K.

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

PART II—OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Filed	Exhibit Number	Filed Herewith

10.1	Change in Control Severance Agreement, dated May 23, 2014, by and between Cempra, Inc. and David Moore				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	Financials in XBRL format.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEMPRA, INC.

Dated: April 30, 2015	By:	/s/ Prabhavathi Fernandes, Ph.D.
Prabhavathi Fernandes, Ph.D.
President and Chief Executive Officer

Dated: April 30, 2015	By:	/s/ Mark W. Hahn
Mark W. Hahn
Chief Financial Officer

Dated: April 30, 2015	By:	/s/ Shane M. Barton
Shane M. Barton
Chief Accounting Officer