Form 10-Q
period 2015-06-30
CEMPRA, INC.
filed 2015-07-29
CIK 1461993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 21, 2015 there were 43,877,632 shares of the registrant’s common stock, $0.001 par value, outstanding.

CEMPRA, INC.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CEMPRA, INC.

Consolidated Balance Sheets

(Unaudited)

	December 31,	June 30,
	2014	2015

Assets
Current assets
Cash and equivalents	$99,113,378	$202,407,866
Receivables	2,350,052	3,694,375
Prepaid expenses	3,387,883	1,791,589
Total current assets	104,851,313	207,893,830
Furniture, fixtures and equipment, net	113,146	119,445
Deposits	346,228	57,704
Total assets	$105,310,687	$208,070,979
Liabilities
Current liabilities
Accounts payable	$11,893,790	$13,753,995
Accrued expenses	1,002,496	776,890
Accrued payroll and benefits	1,595,882	1,230,192
Current portion of long-term debt	3,593,536	6,036,838
Total current liabilities	18,085,704	21,797,915
Deferred revenue	11,325,946	11,325,946
Long-term debt	14,878,114	12,362,315
Total liabilities	44,289,764	45,486,176
Commitments and contingencies
Shareholders' Equity
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2014 and June 30, 2015	-	-
Common stock; $.001 par value; 80,000,000 shares authorized; 37,474,944 and 43,833,275 issued and outstanding at December 31, 2014 and June 30, 2015, respectively	37,475	43,834
Additional paid-in capital	288,892,951	432,835,981
Accumulated deficit	(227,909,503)	(270,295,012)
Total shareholders’ equity	61,020,923	162,584,803
Total liabilities and shareholders’ equity	$105,310,687	$208,070,979

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015

Revenue
Contract research	$1,896,705	$3,171,064	$4,880,535	$5,247,644
License	-	-	-	10,000,000
Supply	-	1,882,997	99,119	3,769,783
Total revenue	1,896,705	5,054,061	4,979,654	19,017,427
Operating expenses
Research and development	15,197,917	23,675,698	31,581,575	49,793,034
General and administrative	2,604,898	5,731,792	5,794,595	10,381,972
Total operating expenses	17,802,815	29,407,490	37,376,170	60,175,006
Loss from operations	(15,906,110)	(24,353,429)	(32,396,516)	(41,157,579)
Other income (expense)
Interest income	88,145	1,804	133,269	3,558
Interest expense	(559,731)	(617,404)	(1,135,459)	(1,231,488)
Other income (expense), net	(471,586)	(615,600)	(1,002,190)	(1,227,930)
Net loss and comprehensive loss	$(16,377,696)	$(24,969,029)	$(33,398,706)	$(42,385,509)
Basic and diluted net loss attributable to common shareholders per share	$(0.49)	$(0.57)	$(1.01)	$(0.98)
Basic and diluted weighted average shares outstanding	33,216,865	43,686,174	33,208,952	43,181,209

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2014	2015

Operating activities
Net loss	$(33,398,706)	$(42,385,509)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	29,765	39,506
Share-based compensation	1,606,831	2,861,344
Change in fair value of warrant liabilities	(119,657)	-
Amortization of debt issuance costs	402,837	370,740
Changes in operating assets and liabilities
Receivables	290,664	(1,344,323)
Prepaid expenses	(2,556,483)	1,596,294
Deposits	(48,336)	288,524
Accounts payable	3,128,711	1,860,205
Accrued expenses	12,844	(225,606)
Accrued payroll and benefits	(186,130)	(365,690)
Net cash used in operating activities	(30,837,660)	(37,304,515)
Investing activities
Purchases of furniture, fixtures and equipment	(36,698)	(45,805)
Net cash used in investing activities	(36,698)	(45,805)
Financing activities
Proceeds from borrowing on long-term debt	3,000,000	-
Payment of long-term debt	-	(443,237)
Payment of debt issuance costs	(34,906)	-
Proceeds from exercise of stock options and warrants	48,677	2,257,898
Proceeds from issuance of common stock, net of underwriting discounts	-	139,043,625
Payment of offering costs	-	(213,478)
Net cash provided by financing activities	3,013,771	140,644,808
Net change in cash and equivalents	(27,860,587)	103,294,488
Cash and equivalents at beginning of the period	96,502,918	99,113,378
Cash and equivalents at end of the period	$68,642,331	$202,407,866
Supplemental cash flow information
Cash paid for interest	$724,209	$869,046
Reclassification of warrant liability to additional paid-in capital	$800,517	$-

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

June 30, 2015

Notes to Consolidated Financial Statements

1. Description of Business

Cempra, Inc. (the “Company” or “Cempra”, previously known as Cempra Holdings, LLC) is the successor entity of Cempra Pharmaceuticals, Inc. which was incorporated on November 18, 2005 and commenced operations in January 2006. Cempra is located in Chapel Hill, North Carolina, and is a pharmaceutical company developing antibiotics to treat drug-resistant bacterial infections in the hospital and community.

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

Unaudited Interim Financial Data

The accompanying interim consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2014 contained in the Company’s Annual Report on Form 10-K. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2015 and the results of operations and cash flows for the three months and six months ended June 30, 2014 and 2015. The December 31, 2014 consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures including notes required by U.S. GAAP for complete financial statements.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-3, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  The new standard will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable International Financial Reporting Standards (“IFRS”).  Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The Company has evaluated the impact of the above standard and has determined it will have no material impact on its consolidated financial statements.

In May 2014, FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, which is effective for the Company for the year ending December 31, 2018. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s consolidated financial statements.

3. Fair Value of Financial Instruments

The carrying values of cash equivalents, receivables, prepaid expenses, and accounts payable at June 30, 2015 approximated their fair values due to the short-term nature of these items.

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

At December 31, 2014 and June 30, 2015, financial instruments and respective fair values have been classified as follows:

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

The December 2011 Note (defined and discussed in Note 8), which is classified as a level 2 liability, has a variable interest rate and, accordingly, its carrying value approximates its fair value. At June 30, 2015, the carrying value was $18.4 million. There were no transfers between levels of the fair value hierarchy for any assets or liabilities measured at fair value in the six months ended June 30, 2015.

4. Significant Agreements and Contracts

License Agreements

Optimer Pharmaceuticals, Inc.

In March 2006, the Company, through its wholly owned subsidiary, Cempra Pharmaceuticals, Inc., entered into a Collaborative Research and Development and License Agreement (“Optimer Agreement”) with Optimer Pharmaceuticals, Inc. (“Optimer”). Under the terms of the Optimer Agreement, the Company acquired exclusive rights to further develop and commercialize certain Optimer technology worldwide, excluding member nations of the Association of Southeast Asian Nations (“ASEAN”). Optimer was acquired by Cubist Pharmaceuticals, Inc. in October 2013.  Cubist was acquired by Merck & Co., Inc. in January 2015.

In exchange for this license, during 2006 and 2007, the Company issued an aggregate of 125,646 common shares with a total fair value of $190,418 to Optimer. These issuances to Optimer were expensed as incurred in research and development expense.

In July 2010, the Company paid a $500,000 milestone payment to Optimer after the successful completion of its first solithromycin Phase 1 program. In July 2012, the Company paid a $1,000,000 milestone after the successful completion of its first solithromycin Phase 2 program. Both milestones were expensed as incurred in research and development expense. Under the terms of the Optimer Agreement, the Company will owe Optimer additional payments, contingent upon the achievement of various development, regulatory and commercialization milestone events. The aggregate amount of such milestone payments the Company may need to pay is based in part on the number of products developed under the agreement and would total $27,500,000 (including two milestone payments made to date) if four products are developed and gain FDA approval.  Additional limited milestone payments would be due if the Company develops more than four products. The Company will also pay tiered mid-single-digit royalties based on the amount of annual net sales of licensed products outside the ASEAN countries, which royalties are subject to reduction in the event additional licenses are obtained from third parties in order to practice the Company’s rights under the Optimer Agreement and/or the Company is required to grant a compulsory license to a third party.

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

Under the agreement, the Company is reimbursed and recognizes revenue as allowable costs are incurred plus a portion of the fixed-fee earned. The Company considers fixed-fees under cost reimbursable agreements to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated agreement costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed. Since inception of the agreement through June 30, 2015, the Company has recognized $18.3 million in revenue under this agreement.

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

The Company recognized $4.3 million in revenue associated with the delivery of the license in May 2013.  Additionally, because the milestone event triggering the August 2014 Milestone payment was considered non-substantive for accounting purposes, this milestone payment is being recognized into revenue proportionately to the six deliverables in the agreement using the same allocation as the upfront payment.  Therefore, $4.3 million of the August 2014 milestone payment was recognized into revenue in August 2014.  The  remainder of the upfront and milestone payments which aggregate to $11.4 million are recorded as deferred revenue at June 2015 and will be recognized as revenue when the revenue recognition criteria of each deliverable has been met.  The Company also recognized a $10.0 million milestone based on the Japan Patent Office issuing a Decision of Allowance for the Company’s patent covering certain crystal forms of solithromycin in Japan, which payment was received in April 2015.  The March 2015 milestone payment is considered substantive for accounting purposes, and therefore the $10.0 million milestone was recognized in its entirety as revenue in March 2015.

5. Prepaid Expenses

Prepaid expenses are comprised of the following as of:

	December 31,	June 30,
	2014	2015
	(Unaudited)	(Unaudited)
Prepaid developmental expenses	$2,936,702	$882,000
Prepaid insurance	242,980	501,792
Other prepaid expenses	208,201	407,797
Total prepaid expenses	$3,387,883	$1,791,589

6. Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consist of the following as of:

	Useful Life (years)	December 31,	June 30,
		2014	2015
		(Unaudited)	(Unaudited)
Computer equipment	2	$173,241	$209,066
Software	2	62,675	62,675
Furniture	5	45,935	45,935
Leasehold improvements	3	21,183	31,163
Total furniture, fixtures and equipment		303,034	348,839
Less accumulated depreciation		(189,888)	(229,394)
Furniture, fixtures and equipment, net		$113,146	$119,445

During the three-month periods ended June 30, 2014 and 2015, the Company recorded $15,233 and $21,348 in depreciation expense, respectively.  During the six-month periods ended June 30, 2014 and 2015, the Company recorded $29,765 and $39,506 in depreciation expense, respectively.

7. Accrued Expenses

Accrued expenses are comprised of the following as of:

	December 31,	June 30,
	2014	2015
	(Unaudited)	(Unaudited)
Franchise tax	$383,287	$191,644
Accrued professional fees	372,639	220,972
Accrued interest	148,025	139,723
Deferred rent	66,483	74,163
Other accrued fees	32,062	150,388
Total accrued expenses	$1,002,496	$776,890

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

9. Shareholders’ Equity

Common Stock

During January 2015, the Company completed a public offering issuing 6,037,500 shares of common stock, at a price of $24.50 per share, resulting in net proceeds to the Company of approximately $138.8 million after deducting underwriting discounts and commissions, and expenses of approximately $9.1 million.

During the first six months of 2015, the Company issued 320,832 shares of common stock at a weighted average exercise price of $7.04 per share upon the exercise of option grants.

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

The following table presents common stock reserved for future issuance for the following equity instruments as of June 30, 2015 (Unaudited):

Warrants to purchase common stock	155,221
Options:
Outstanding under the 2006 Stock Plan	562,844
Outstanding under the 2011 Equity Incentive Plan	2,310,004
Available for future grants under the 2011 Equity Incentive Plan	2,294,445
Total common stock reserved for future issuance	5,322,514

10. Stock Option Plans

The Company adopted the 2006 Stock Plan in January 2006 (the “2006 Plan”). The 2006 Plan provided for the granting of incentive share options, nonqualified share options and restricted shares to Company employees, representatives and consultants. As of June 30, 2015, there were options for an aggregate of 562,844 shares issued and outstanding under the 2006 Plan.

The Company’s board of directors and stockholders adopted the 2011 Equity Incentive Plan in October 2011 (the “2011 Plan”), which authorizes the issuance of up to 4,842,105 shares under the 2011 Plan. As of June 30, 2015, there were 2,294,445 options available under the 2011 Plan for future grant.

The 2011 Plan provides for an automatic annual increase in the number of shares of common stock reserved for issuance thereunder in the amount of 4% of the shares of common stock outstanding on December 31 of the preceding year.

Upon adoption of the 2011 Plan, the Company eliminated the authorization for any unissued shares previously reserved under the Company’s 2006 Plan. The stock awards previously issued under the 2006 Plan remain in effect in accordance with the terms of the 2006 Plan.

The following table summarizes the Company’s 2006 and 2011 Plan activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value (1)
Outstanding - December 31, 2014	2,484,559	$7.34
Granted	734,850	26.05
Exercised	(320,832)	7.04
Forfeited	(25,729)	12.87
Outstanding - June 30, 2015 (Unaudited)	2,872,848	12.11	7.63	$63,933,403
Exercisable - June 30, 2015 (Unaudited)	1,741,773	7.14	6.65	47,417,797
Vested and expected to vest at June 30, 2015 (Unaudited) (2)	2,793,043	$11.86	7.58	$62,860,212

(1)	Intrinsic value is the excess of the fair value of the underlying common shares as of June 30, 2015 over the weighted-average exercise price.
(2)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.

The following table summarizes certain information about all options outstanding as of June 30, 2015:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Remaining Contractual Term (in years)
$0.48 - $1.71	35,339	1.03	35,339	1.03
$1.72 - $2.94	527,505	4.58	527,505	4.58
$5.40 - $7.86	906,320	7.32	841,279	7.30
$7.87 - $13.71	683,688	8.65	238,408	8.57
$23.51 - $34.49	719,996	9.59	99,242	9.52
	2,872,848		1,741,773

During the three-month periods ended June 30, 2014 and 2015, the Company recorded $730,127 and $1,426,400 in share-based compensation expense, respectively.  During the six-month periods ended June 30, 2014 and 2015, the Company recorded $1,606,831 and $2,861,344 in share-based compensation expense, respectively. As of June 30, 2015, approximately $13,235,246 of total unrecognized compensation cost related to unvested share options is expected to be recognized over a weighted-average period of 3.07 years.

11. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2015 as the Company incurred losses for the six-month period ended June 30, 2015 and is forecasting additional losses through the fourth quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2015. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(Unaudited)		(Unaudited)
Warrants outstanding	338,185	155,221	338,185	155,221
Stock options outstanding	2,395,161	2,967,029	2,362,850	2,983,939
	2,733,346	3,122,250	2,701,035	3,139,160

13. Subsequent Event

On July 10, 2015, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Comerica Bank (“Comerica”).  The Company immediately used proceeds from the Loan and Security Agreement to pay off all of its $17.7 million outstanding principal and interest and $1.1 million in end of term and prepayment fees under the Hercules loan and terminated the Hercules Loan.

The Loan and Security Agreement provides that the Company may borrow up to $20.0 million in a term loan (the “Term Loan”) and, upon FDA approval of its planned New Drug Application for solithromycin, the Company may also borrow an aggregate amount equal to the lesser of (i) up to 75% of its eligible inventory and 80% of eligible accounts receivable or (ii) $10.0 million (the “Revolver”). After FDA approval of the Company’s planned New Drug Application for solithromycin, the Company may convert the Term Loan to the Revolver, in which event the Revolver would have a maximum amount available to the Company of $25.0 million.  The Loan and Security Agreement specifies the criteria for determining eligible inventory and eligible accounts receivable and sets forth ongoing limitations and conditions precedent to the Company’s ability to borrow under the Revolver.  At closing, the Company received the full $20.0 million under the Term Loan and paid a facility fee of $100,000 for the Term Loan and a facility fee of $187,500 for the Revolver.

Amounts borrowed under the Term Loan may be repaid and reborrowed at any time without penalty or premium.  The Term Loan will be interest-only through April 30, 2016, followed by an amortization period of 36 months of equal monthly payments of principal plus interest, beginning on May 1, 2016 and continuing on the same day of each month thereafter until paid in full.  Any amounts borrowed under the Term Loan will bear interest at a floating interest rate equal to the 30 Day LIBOR rate plus 5.2%.

Amounts available to be borrowed under the Revolver may also be repaid and reborrowed at any time without penalty or premium prior to December 31, 2017, at which time all advances under the Revolver shall be immediately due and payable in full.  Any amounts borrowed under the Revolver will bear interest at the 30 Day LIBOR rate plus 4.2%.  Once available, the Revolver is subject to an annual unused facility fee equal of 0.25%.

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

Overview

We are a clinical-stage pharmaceutical company focused on developing differentiated antibiotics for the acute care and community settings to meet critical medical needs in the treatment of bacterial infectious diseases, particularly respiratory tract infections and chronic staphylococcal infections. Our lead product, solithromycin (CEM-101), has completed one Phase 3 clinical trial and a second Phase 3 clinical trial completed enrollment in July 2015 and data is being collected.  Additionally, we are currently enrolling a Phase 1B clinical trial for solithromycin with pediatric patients. We are developing solithromycin in oral capsules, intravenous, or IV, and suspension formulations, initially for the treatment of community acquired bacterial pneumonia, or CABP, one of the most serious infections of the respiratory tract. Solithromycin is a potent new fourth generation macrolide and the first fluoroketolide in clinical development. We also are conducting a Phase 3 trial of solithromycin in uncomplicated gonorrhea.  In the second half of 2015 we plan to begin exploring solithromycin’s anti-inflammatory properties by initiating Phase 2 studies of solithromycin treating chronic obstructive pulmonary disease, or COPD, and nonalcoholic steatohepatitis, or NASH patients. Our second program is Taksta, which we are developing exclusively in the U.S. as a long term oral treatment for refractory bone and joint infections caused by staphylococci, including S. aureus and MRSA. We are planning a Phase 3 trial for Taksta in patients with refractory bone and joint infections, including prosthetic joint infections (“PJI”), and a Phase 3 trial for Taksta in patients with acute bacterial skin and skin structure infections, or ABSSSI, which could lead to a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA.

We acquired worldwide rights (exclusive of member nations of the Association of Southeast Asian, or ASEAN, countries) to a library of over 500 macrolide compounds, including solithromycin, from Optimer Pharmaceuticals, Inc., or Optimer, in March 2006. Optimer was acquired by Cubist Pharmaceuticals Inc. in October 2013.  Cubist Pharmaceuticals Inc. was acquired by Merck in January 2015.  We entered into a long-term supply arrangement with Ercros, S.A. in March 2011, pursuant to which we have the exclusive right to acquire fusidic acid for the production of Taksta. We believe Ercros is one of only two currently known manufacturers that can produce fusidic acid compliant with the purity required for human use. The United States Patent and Trademark Office, or USPTO, issued our patent, entitled “Fusidic Acid Dosing Regimens for Treatment of Bacterial Infections,” on May 28, 2013 with claims directed to our novel loading dose regimen for Taksta. This patent provides protection until 2029, excluding possible patent term extensions.  Additionally, in October 2013, fusidic acid was designated as an orphan drug for the treatment of PJI.

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

Under the contract, we are reimbursed and recognize revenue as allowable costs are incurred plus a portion of the fixed-fee earned. We consider fixed-fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated contract costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed. Cumulatively, through June 30, 2015, we have recognized $18.3 million in revenue under this agreement.

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

Following execution of the agreement, we received a $10.0 million upfront payment from Toyama. Toyama is also obligated to pay us up to an aggregate of $60.0 million in milestone payments, depending on the achievement of various regulatory, patent, development and commercial milestones. The first of these milestones was achieved in the third quarter of 2014 for which we received a payment of $10.0 million from Toyama.  The second $10.0 million milestone was recognized in the first quarter of 2015 which is based on the Japan Patent Office issuing a Decision of Allowance for our patent covering certain crystal forms of solithromycin in Japan.  We received payment for the second milestone in April 2015.  Under the terms of the license agreement, Toyama must also pay us a royalty equal to a low-to-high first double decimal digit percentage of net sales, subject to downward adjustment in certain circumstances. Cumulatively, through June 30, 2015, we have recognized $18.6 million in revenue under this agreement and the remainder, which is deferred, will be recognized when earned.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and related clinical trial fees. Our internal resources, employees and infrastructure are not directly tied to any individual research project and are typically deployed across multiple projects. Through our clinical development programs, we are advancing solithromycin and Taksta in parallel primarily for the treatment of CABP and uncomplicated gonorrhea (for solithroymcin) and refractory bone and joint infections (for Taksta) as well as for other indications. Through our pre-clinical development programs, we are seeking to develop macrolide product candidates for non-antibacterial indications.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(Unaudited, in thousands)		(Unaudited, in thousands)
Direct research and development expense by program:
Solithromycin	$12,487	$20,203	$25,277	$43,507
Taksta	480	240	2,193	290
Macrolide research	161	52	224	174
Research and development personnel cost	1,722	2,890	3,247	5,290
Total direct research and development expense	14,850	23,385	30,941	49,261
Indirect research and development expense	348	291	641	532
Total research and development expense	$15,198	$23,676	$31,582	$49,793

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

Results of Operations

The following table summarizes the results of our operations for each of three-month and six-month periods ended June 30, 2014 and 2015, together with the changes in those items in dollars:

	Three Months Ended June 30,		Dollar	Six Months Ended June 30,		Dollar
	2014	2015	Change	2014	2015	Change
	(Unaudited, in thousands)			(Unaudited, in thousands)
Revenue
Contract research	$1,897	$3,171	$1,274	$4,881	$5,248	$367
License	-	-	-	-	10,000	10,000
Supply	-	1,883	1,883	99	3,770	3,671
Total revenue	1,897	5,054	3,157	4,980	19,018	14,038

Research and development expense (1)	15,198	23,676	8,478	31,582	49,793	18,211
General and administrative expense (1)	2,605	5,732	3,127	5,795	10,382	4,587
Other expense, net	(472)	(615)	(143)	(1,002)	(1,228)	(226)

(1) Includes the following share-based compensation expenses:
Research and development expense	$223	$475	$252	$349	$924	$575
General and administrative expense	507	951	444	1,258	1,938	680

Comparison of the Three Months Ended June 30, 2014 and June 30, 2015

Contract revenue

For the three months ended June 30, 2015, contract research revenue increased approximately $1.3 million due to incremental work performed for our initiation of the second option period under the BARDA contract.  We expect contract research revenue to increase as the second option period of the BARDA contract progresses.

Supply revenue

For the three months ended June 30, 2015, we have recognized $1.9 million related to shipment of solithromycin API and clinical supplies.

Research and Development Expense

For the three months ended June 30, 2015, our research and development expense increased $8.5 million compared to the three months ended June 30, 2014. The increase is primarily related to the following:

•	an increase in purchase of API of $4.1 million ordered for commercial quantities in preparation for potential commercial launch;
•	an increase in solithromycin clinical trial expenses of $3.3 million primarily related to the Phase 3 IV-to-oral trial;
•	an increase in Toyama expenses of $1.2 million for API to be used in clinical trials in Japan;
•	an increase in employee cost of $1.1 million primarily from increased headcount;
•	an increase in BARDA related expenses of $1.0 million related to initiation of activities for the second option period;
•	an increase in regulatory expenses of $0.7 million in support of a planned NDA for solithromycin for CABP;
•	a decrease in purchases of solithromycin clinical trial materials of $2.5 million; and
•	a decrease in Taksta expenses of $0.4 million primarily related to the cessation of the Phase 2 trial in 2014.

General and Administrative Expense

General and administrative expense increased by $3.1 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 as a result of increased headcount and salary increases of $1.0 million and professional service expense of $1.4 million primarily related to our initial commercial readiness activities.  Office expenses also increased by $0.3 million as a result of the increased headcount.  Taxes and trade fees increased by $0.1 million and $0.3 million, respectively.

Other Income (Expense), Net

Other income (expense) decreased by $0.1 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to higher interest expense on higher outstanding debt balances.

Comparison of the Six Months Ended June 30, 2014 and June 30, 2015

Contract revenue

For the six months ended June 30, 2015, contract research revenue remained consistent compared to the six months ended June 30, 2014 as increased activity under the second option period of the BARDA program offset decreases in activity related to the first option period.

License revenue

For the six months ended June 30, 2015, license revenue increased $10.0 million compared to the six months ended June 30, 2014 due to revenue recognized under the Toyama license agreement based on the Japan Patent Office issuing a Decision of Allowance for our patent covering certain crystal forms of solithromycin in Japan.

Supply revenue

For the six months ended June 30, 2015, we have recognized $3.8 million related to shipments of solithromycin API and clinical supplies under our supply agreement with Toyama.  Supply revenue of $0.1 million was recognized for the six months ended June 30, 2014.

Research and Development Expense

For the six months ended June 30, 2015, our research and development expense increased $18.2 million compared to the six months ended June 30, 2014. The increase is primarily related to the following:

•	an increase in purchase of API of $13.6 million ordered for commercial quantities in preparation for potential commercial launch;
•	an increase in solithromycin clinical trial expenses of $3.5 million primarily related to the Phase 3 IV-to-oral trial;
•	an increase in Toyama expenses of $2.9 million for API to be used in clinical trials in Japan;
•	an increase in employee cost of $2.0 million primarily from increased headcount;
•	an increase in regulatory expenses of $1.2 million in support of a planned NDA;
•	a decrease in purchases of solithromycin clinical trial materials of $3.2 million; and
•	a decrease in Taksta expenses of $1.8 million primarily related to the cessation of the Phase 2 trial in 2014.

General and Administrative Expense

General and administrative expense increased by $4.6 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 as a result of salary increases and increased headcount of $1.4 million.  Office expenses increased by $0.5 million due to the increase in headcount. Professional service expenses increased by $2.3 million primarily related to our initial commercial readiness activities.  Trade fees also increased by $0.4 million due to the increased commercial readiness activities.

Other Income (Expense), Net

Other income (expense) decreased by $0.2 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to higher interest expense on higher outstanding debt balances.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in November 2005 through June 30, 2015, we have funded our operations primarily with an aggregate of $440.4 million from debt and the sale of convertible notes, convertible preferred shares, common shares and common stock, including net proceeds of $139.0 million from our January 2015 public offering, before deducting offering costs of $0.2 million.  As of June 30, 2015, we had cash and equivalents of approximately $202.4 million.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2014	2015
	(Unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$(30,838)	$(37,305)
Investing activities	(37)	(46)
Financing activities	3,014	140,645
Net increase (decrease) in cash and equivalents	$(27,861)	$103,294

Operating Activities. Cash used in operating activities of $30.8 million for the six months ended June 30, 2014 was primarily a result of our $33.4 million net loss offset by changes in operating assets and liabilities of $0.6 million and non-cash items of $1.9 million. Cash used in operating activities of $37.3 million for the six months ended June 30, 2015 was primarily a result of our $42.4 million net loss and cash provided by changes in operating assets and liabilities of $1.8 million partially offset by non-cash items of $3.3 million.

Investing Activities. Net cash used in investing activities was $37,000 and $46,000 for the six months ended June 30, 2014 and 2015, respectively. Cash used in investing activities during each of these periods reflected our purchases of equipment.

Financing Activities. Net cash provided by financing activities was $3.0 million for the six months ended June 30, 2014 and consisted of gross proceeds of $3.0 million from proceeds from the amendment of the 2011 December Note offset by $35,000 of issuance costs and gross proceeds of $49,000 from exercise of stock options.  Net cash provided by financing activities of $140.6 million for the six months ended June 30, 2015 consisted of net proceeds of $139.0 million from the January 2015 public offering of common stock, offset by $0.2 million in offering costs, and $2.2 million from the exercise of stock options less $0.4 million in payment of long-term debt.

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

Based on current assumptions, we expect that our existing cash and equivalents, including interest thereon, will enable us to fund our operating expenses and capital expenditure into 2017, excluding the cost of commercial launch in the U.S. but including the completion of our Phase 3 clinical trial for IV-to-oral solithromycin and the completion of a planned NDA for solithromycin for a CABP indication, the completion of our Phase 3 trial for solithromycin for the treatment of gonorrhea, and initial commercial readiness activities for solithromycin. This projection does not include any funds from future financings or partnerships beyond the Toyama relationship and the BARDA contract. We will need to obtain additional financing for the continued development of solithromycin and Taksta and our other product candidates and prior to the commercial launch of any of our product candidates. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates.

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

Until we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds except for the potential $10.0 million revolver available under the Comerica loan we entered into in July 2015, which will be available to us upon approval of our planned NDA for solithromycin for CABP. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of any securities may include liquidation or other preferences that adversely affect our stockholders’ rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or declaring dividends, such as was imposed under the loan from Hercules and are imposed under the Comerica loan. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

We continue to evaluate our commercialization options for solithromycin in the United States.  Outside the U.S., as with our current development arrangement with Toyama for the commercialization of solithromycin in Japan, we intend to seek one or more commercialization partners.  In the meantime, we are working on the necessary regulatory application filings for solithromycin as a treatment for CABP in both the U.S. and Europe, and are continuing our commercial readiness activities to prepare for the commercial launch of solithromycin in the U.S.  We will need additional financing to fund the commercial launch of solithromycin in the U.S. as well as for the continued development and commercialization of solithromycin and Taksta and our other product candidates.  We plan, as noted, to seek partners as well as equity or debt financings or other sources of third-party funding, including government grants to support the continued development and commercialization of solithromycin, Taksta and our other products candidates. If we are unable to raise additional funds when needed, whether on favorable terms or not, we may be required to delay, limit, reduce or terminate our development of our product candidates, or our commercialization efforts, or to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

During the six months ended June 30, 2015, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those specified in our 2014 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2015-3, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03’).  The new standard will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable International Financial Reporting Standards, or IFRS.  Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  We have evaluated the impact of the above standard and have determined will have no material impact on our consolidated financial statements.

In May 2014, FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, which is effective for the year ending December 31, 2018. We are currently evaluating the impact that the implementation of this standard will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the quarter ended June 30, 2015. For additional information regarding market risk, refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2014 Annual Report on Form 10-K.

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

CEMPRA, INC.

Dated: July 29, 2015	By:	/s/ Prabhavathi Fernandes, Ph.D.
Prabhavathi Fernandes, Ph.D.
President and Chief Executive Officer

Dated: July 29, 2015	By:	/s/ Mark W. Hahn
Mark W. Hahn
Chief Financial Officer

Dated: July 29, 2015	By:	/s/ Shane M. Barton
Shane M. Barton
Chief Accounting Officer