Form 10-Q
period 2015-09-30
CEMPRA, INC.
filed 2015-10-22
CIK 1461993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 14, 2015 there were 43,966,743 shares of the registrant’s common stock, $0.001 par value, outstanding.

CEMPRA, INC.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CEMPRA, INC.

Consolidated Balance Sheets

(Unaudited)

	December 31,	September 30,
	2014	2015

Assets
Current assets
Cash and equivalents	$99,113,378	$182,017,081
Receivables	2,350,052	3,097,598
Prepaid expenses	3,387,883	1,376,227
Total current assets	104,851,313	186,490,906
Furniture, fixtures and equipment, net	113,146	104,587
Deposits	346,228	57,704
Total assets	$105,310,687	$186,653,197
Liabilities
Current liabilities
Accounts payable	$11,893,790	$14,918,866
Accrued expenses	1,002,496	1,470,311
Accrued payroll and benefits	1,595,882	1,955,896
Current portion of long-term debt	3,593,536	2,777,778
Total current liabilities	18,085,704	21,122,851
Deferred revenue	11,325,946	11,325,946
Long-term debt	14,878,114	16,929,339
Total liabilities	44,289,764	49,378,136
Commitments and contingencies
Shareholders' Equity
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2014 and September 30, 2015	-	-
Common stock; $.001 par value; 80,000,000 shares authorized; 37,474,944 and 43,966,077 issued and outstanding at December 31, 2014 and September 30, 2015, respectively	37,475	43,967
Additional paid-in capital	288,892,951	435,096,915
Accumulated deficit	(227,909,503)	(297,865,821)
Total shareholders’ equity	61,020,923	137,275,061
Total liabilities and shareholders’ equity	$105,310,687	$186,653,197

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015

Revenue
Contract research	$3,430,804	$2,496,778	$8,311,339	$7,744,422
License	4,335,412	-	4,335,412	10,000,000
Supply	-	-	99,119	3,769,783
Total revenue	7,766,216	2,496,778	12,745,870	21,514,205
Operating expenses
Research and development	15,652,879	23,540,799	47,234,454	73,333,833
General and administrative	2,853,433	5,848,254	8,648,028	16,230,226
Total operating expenses	18,506,312	29,389,053	55,882,482	89,564,059
Loss from operations	(10,740,096)	(26,892,275)	(43,136,612)	(68,049,854)
Other income (expense)
Interest income	515	382	133,784	3,940
Interest expense	(615,938)	(678,916)	(1,751,397)	(1,910,404)
Other income (expense), net	(615,423)	(678,534)	(1,617,613)	(1,906,464)
Net loss and comprehensive loss	$(11,355,519)	$(27,570,809)	$(44,754,225)	$(69,956,318)
Basic and diluted net loss attributable to common shareholders per share	$(0.34)	$(0.63)	$(1.34)	$(1.61)
Basic and diluted weighted average shares outstanding	33,587,506	43,910,908	33,336,522	43,427,114

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2015

Operating activities
Net loss	$(44,754,225)	$(69,956,318)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	44,930	54,364
Share-based compensation	2,270,611	4,426,660
Change in fair value of warrant liabilities	(119,658)	-
Amortization of debt issuance costs	574,388	404,955
Loss on extinguishment of debt	-	152,855
Changes in operating assets and liabilities
Receivables	(1,962,344)	(747,546)
Prepaid expenses	(3,313,343)	2,011,656
Deposits	(13,197)	288,524
Accounts payable	4,487,608	3,025,076
Accrued expenses	430,761	467,815
Accrued payroll and benefits	250,101	360,014
Deferred revenue	6,198,558	-
Net cash used in operating activities	(35,905,810)	(59,511,945)
Investing activities
Purchases of furniture, fixtures and equipment	(36,698)	(45,805)
Net cash used in investing activities	(36,698)	(45,805)
Financing activities
Proceeds from borrowing on long-term debt	3,000,000	20,000,000
Payment of long-term debt	-	(18,995,245)
Payment of debt issuance costs	(34,906)	(327,098)
Proceeds from exercise of stock options and warrants	127,772	2,953,649
Proceeds from issuance of common stock, net of underwriting discounts	10,554,552	139,043,625
Payment of offering costs	(35,000)	(213,478)
Net cash provided by financing activities	13,612,418	142,461,453
Net change in cash and equivalents	(22,330,090)	82,903,703
Cash and equivalents at beginning of the period	96,502,918	99,113,378
Cash and equivalents at end of the period	$74,172,828	$182,017,081
Supplemental cash flow information
Cash paid for interest	$1,144,409	$1,225,884
Reclassification of warrant liability to additional paid-in capital	$800,517	$-

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

September 30, 2015

Notes to Consolidated Financial Statements

(Unaudited)

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

Unaudited Interim Financial Data

The accompanying interim consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2014 contained in the Company’s Annual Report on Form 10-K. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2015 and the results of operations and cash flows for the three months and nine months ended September 30, 2014 and 2015. The December 31, 2014 consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures including notes required by U.S. GAAP for complete financial statements.

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

Research and Development Expenses

Research and development (“R&D”) expenses include direct and indirect R&D costs. Direct R&D consists principally of external costs, such as fees paid to investigators, consultants, central laboratories and clinical research organizations, including costs incurred in connection with clinical trials, and related clinical trial fees and all employee-related expenses for those employees working in research and development functions, including stock-based compensation for R&D personnel. Indirect R&D costs include insurance or other indirect costs related to the Company’s research and development function to specific product candidates. R&D costs are expensed as incurred. Expenses paid but not yet incurred are recorded in prepaid expenses.  The Company expenses pre-approval inventory as R&D until regulatory approval is received.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-3, Simplifying the Presentation of Debt Issuance Costs.  The new standard will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable International Financial Reporting Standards (“IFRS”).  Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  This standard has been applied and the Company has evaluated the impact of the above standard and has determined it does not have a material impact on its consolidated financial statements.

In May 2014, FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance, as amended by ASU 2015-14, is effective for fiscal years and interim periods within those years beginning after December 15, 2017, which is effective for the Company for the year ending December 31, 2018. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s consolidated financial statements.

3. Fair Value of Financial Instruments

The carrying values of cash and equivalents, receivables, prepaid expenses, and accounts payable at September 30, 2015 approximated their fair values due to the short-term nature of these items.

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

At December 31, 2014 and September 30, 2015, financial instruments and respective fair values have been classified as follows:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2014
Assets:
Money Market Funds	$85,801,024	$-	$-	$85,801,024
Total assets at fair value:	$85,801,024	$-	$-	$85,801,024

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2015
Assets:
Money Market Funds	$144,249,312	$-	$-	$144,249,312
Total assets at fair value:	$144,249,312	$-	$-	$144,249,312

The Term Loan (defined and discussed in Note 8), which is classified as a level 2 liability, has a variable interest rate and, accordingly, its carrying value approximates its fair value. At September 30, 2015, the carrying value was $19.7 million. There were no transfers between levels of the fair value hierarchy for any assets or liabilities measured at fair value in the nine months ended September 30, 2015.

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

Under the agreement, the Company is reimbursed and recognizes revenue as allowable costs are incurred plus a portion of the fixed-fee earned. The Company considers fixed-fees under cost reimbursable agreements to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated agreement costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed. Since inception of the agreement through September 30, 2015, the Company has recognized $20.8 million in revenue under this agreement.

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

The Company recognized $4.3 million in revenue associated with the delivery of the license in May 2013.  Additionally, because the milestone event triggering the August 2014 Milestone payment was considered non-substantive for accounting purposes, this milestone payment is being recognized into revenue proportionately to the six deliverables in the agreement using the same allocation as the upfront payment.  Therefore, $4.3 million of the August 2014 milestone payment was recognized into revenue in August 2014.  The  remainder of the upfront and milestone payments which aggregate to $11.4 million are recorded as deferred revenue at September 2015 and will be recognized as revenue when the revenue recognition criteria of each deliverable has been met.  The Company also recognized a $10.0 million milestone based on the Japan Patent Office issuing a Decision of Allowance for the Company’s patent covering certain crystal forms of solithromycin in Japan, which payment was received in April 2015.  The March 2015 milestone payment is considered substantive for accounting purposes, and therefore the $10.0 million milestone was recognized in its entirety as revenue in March 2015.

5. Prepaid Expenses

Prepaid expenses are comprised of the following as of:

	December 31,	September 30,
	2014	2015
Prepaid developmental expenses	$2,936,702	$882,000
Prepaid insurance	242,980	272,483
Other prepaid expenses	208,201	221,744
Total prepaid expenses	$3,387,883	$1,376,227

6. Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consist of the following as of:

	Useful Life (years)	December 31,	September 30,
		2014	2015
Computer equipment	2	$173,241	$209,066
Software	2	62,675	62,675
Furniture	5	45,935	45,935
Leasehold improvements	3	21,183	31,163
Total furniture, fixtures and equipment		303,034	348,839
Less accumulated depreciation		(189,888)	(244,252)
Furniture, fixtures and equipment, net		$113,146	$104,587

During the three-month periods ended September 30, 2014 and 2015, the Company recorded $15,163 and $14,858 in depreciation expense, respectively.  During the nine-month periods ended September 30, 2014 and 2015, the Company recorded $44,930 and $54,364 in depreciation expense, respectively.

7. Accrued Expenses

Accrued expenses are comprised of the following as of:

	December 31,	September 30,
	2014	2015
Franchise tax	$383,287	$360,545
Accrued professional fees	372,639	798,438
Accrued interest	148,025	99,167
Deferred rent	66,483	76,467
Other accrued fees	32,062	135,694
Total accrued expenses	$1,002,496	$1,470,311

8. Long-term Debt

In July 2015, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Comerica Bank (“Comerica”).  The Loan and Security Agreement provides that the Company may borrow up to $20.0 million in a term loan (the “Term Loan”) and, upon FDA approval of its planned New Drug Application for solithromycin, the Company may also borrow an aggregate amount equal to the lesser of (i) up to 75% of its eligible inventory and 80% of eligible accounts receivable or (ii) $10.0 million (the “Revolver”). After FDA approval of the Company’s planned New Drug Application for solithromycin, the Company may convert the Term Loan to the Revolver, in which event the Revolver would have a maximum amount available to the Company of $25.0 million.  The Loan and Security Agreement specifies the criteria for determining eligible inventory and eligible accounts receivable and sets forth ongoing limitations and conditions precedent to the Company’s ability to borrow under the Revolver.

At closing, the Company received the full $20.0 million under the Term Loan and paid a facility fee of $100,000 for the Term Loan and a facility fee of $187,500 for the Revolver.  The Company immediately used proceeds from the Term Loan to pay all of its $17.7 million outstanding principal and interest and $1.2 million in end of term and prepayment fees under the loan and security agreement (“December 2011 Note”) with Hercules Technology Growth Capital, Inc. (“Hercules”) and terminated the Hercules Loan. The Company recorded a charge of $328,423 on the early extinguishment of the December 2011 Note.

Amounts borrowed under the Term Loan may be repaid and reborrowed at any time without penalty or premium.  The Term Loan will be interest-only through April 30, 2016, followed by an amortization period of 36 months of equal monthly payments of principal plus interest, beginning on May 1, 2016 and continuing on the same day of each month thereafter until paid in full.  Any amounts borrowed under the Term Loan will bear interest at a floating interest rate equal to the 30 Day LIBOR rate plus 5.2%.  Amounts available to be borrowed under the Revolver may also be repaid and reborrowed at any time without penalty or premium prior to December 31, 2017, at which time all advances under the Revolver shall be immediately due and payable in full.  Any amounts borrowed under the Revolver will bear interest at the 30 Day LIBOR rate plus 4.2%.  Once available, the Revolver is subject to an annual unused facility fee equal of 0.25%. Under the Loan and Security Agreement, the Company is subject to certain covenants including maintaining a minimum unrestricted cash balance of $15.0 million and continuing the development or commercially launching solithromycin.

In December 2011, the Company entered into a $20.0 million December 2011 Note with Hercules and borrowed $10.0 million upon closing. Borrowings under the December 2011 Note bore interest at the greater of (i) 9.55%, or (ii) the sum of 9.55% plus the prime lending rate, as published by the Wall Street Journal, minus 3.25% per annum. In connection with the initial closing of the December 2011 Note, the Company entered into a warrant agreement with Hercules.  In May 2013, the Company amended its December 2011 Note, increasing the initial loan amount to $15.0 million, and received an additional $5.2 million upon closing. In March 2014, the Company amended the December 2011 Note providing the Company the ability to request, at any time prior to December 26, 2014, another borrowing in the aggregate amount of $3.0 million.   This amendment also provided for the Company to make interest only payments through May 31, 2015. In June 2014, the Company borrowed the additional $3.0 million and amended the December 2011 Note to provide the Company the ability to borrow up to an additional $10.0 million.  Warrants associated with the December 2011 Note were reclassified to additional paid-in capital in the second quarter of 2014. The Hercules loan was terminated and paid using proceeds from the Comerica Term Loan.

9. Shareholders’ Equity

Common Stock

During January 2015, the Company completed a public offering issuing 6,037,500 shares of common stock, at a price of $24.50 per share, resulting in net proceeds to the Company of approximately $138.8 million after deducting underwriting discounts and commissions, and expenses of approximately $9.1 million.

During the first nine months of 2015, the Company issued 393,325 shares of common stock at a weighted average exercise price of $6.59 per share upon the exercise of option grants.

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

The following table presents common stock reserved for future issuance for the following equity instruments as of September 30, 2015:

Warrants to purchase common stock	94,912
Options:
Outstanding under the 2006 Stock Plan	519,976
Outstanding under the 2011 Equity Incentive Plan	2,319,629
Available for future grants under the 2011 Equity Incentive Plan	2,255,195
Total common stock reserved for future issuance	5,189,712

10. Stock Option Plans

The Company adopted the 2006 Stock Plan in January 2006 (the “2006 Plan”). The 2006 Plan provided for the granting of incentive share options, nonqualified share options and restricted shares to Company employees, representatives and consultants. As of September 30, 2015, there were options for an aggregate of 519,976 shares issued and outstanding under the 2006 Plan.

The Company’s board of directors and stockholders adopted the 2011 Equity Incentive Plan in October 2011 (the “2011 Plan”), which authorizes the issuance of up to 4,842,105 shares under the 2011 Plan. As of September 30, 2015, there were 2,255,195 options available under the 2011 Plan for future grant.

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

The following table summarizes the Company’s 2006 and 2011 Plan activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value (1)
Outstanding - December 31, 2014	2,484,559	$7.34
Granted	777,475	26.72
Exercised	(393,325)	6.59
Forfeited	(29,104)	15.28
Outstanding - September 30, 2015	2,839,605	12.67	7.45	$44,515,358
Exercisable - September 30, 2015	1,782,498	7.90	6.58	$35,593,091
Vested and expected to vest at September 30, 2015 (2)	2,769,298	$12.43	7.41	$43,990,087

(1)	Intrinsic value is the excess of the fair value of the underlying common shares as of September 30, 2015 over the weighted-average exercise price.
(2)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.

The following table summarizes certain information about all options outstanding as of September 30, 2015:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Remaining Contractual Term (in years)
$0.48 - $1.71	32,633	0.74	32,633	0.74
$1.72 - $2.94	487,343	4.33	487,343	4.33
$5.40 - $7.86	887,758	7.07	836,779	7.04
$7.87 - $13.71	673,167	8.40	270,615	8.35
$23.51 - $43.43	758,704	9.37	155,128	9.27
	2,839,605		1,782,498

During the three-month periods ended September 30, 2014 and 2015, the Company recorded $663,780 and $1,565,316 in share-based compensation expense, respectively.  During the nine-month periods ended September 30, 2014 and 2015, the Company recorded $2,270,611 and $4,426,660 in share-based compensation expense, respectively. As of September 30, 2015, approximately $12,654,101 of total unrecognized compensation cost related to unvested share options is expected to be recognized over a weighted-average period of 2.95 years.

11. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2015 as the Company incurred losses for the nine-month period ended September 30, 2015 and is forecasting additional losses through the fourth quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2015. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

Due to the Company’s history of losses since inception, there is not enough evidence at this time and it is not more likely than not that the Company will generate sufficient future income of a  nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a valuation allowance, since it has been determined that it is more likely than not that all of the deferred tax assets will not be realized.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Warrants outstanding	325,678	125,246	333,971	145,119
Stock options outstanding	2,435,998	2,847,922	2,387,501	2,938,101
	2,761,676	2,973,168	2,721,472	3,083,220

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The unaudited interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1. Business - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a clinical-stage pharmaceutical company focused on developing differentiated antibiotics for the acute care and community settings to meet critical medical needs in the treatment of bacterial infectious diseases, particularly respiratory tract infections and chronic staphylococcal infections. Our lead product, solithromycin (CEM-101), has completed two Phase 3 clinical trials, for which topline results were reported in January and October 2015. Additionally, we are currently enrolling a Phase 1B clinical trial for solithromycin with pediatric patients. We are developing solithromycin in oral capsules, intravenous, or IV, and suspension formulations, initially for the treatment of community acquired bacterial pneumonia, or CABP, one of the most serious infections of the respiratory tract, for which we plan to file a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA. Solithromycin is a potent new fourth generation macrolide and the first fluoroketolide in clinical development. We also are conducting a Phase 3 trial of solithromycin in uncomplicated gonorrhea.  In September 2015 we began exploring solithromycin’s anti-inflammatory properties by initiating Phase 2 studies of solithromycin treating chronic obstructive pulmonary disease, or COPD, and nonalcoholic steatohepatitis, or NASH patients. Our second program is Taksta, which we are developing exclusively in the U.S. as a long term oral treatment for acute bacterial skin and skin structure infections, or ABSSSI, and refractory bone and joint infections caused by staphylococci, including S. aureus and MRSA. Based on our discussions with the FDA in 2015, we are planning to test Taksta for long-term suppressive therapy of refractory bone and joint infections, including prosthetic joint infections, or PJI, in a single arm exploratory trial and plan to conduct a Phase 3 trial for the treatment of ABSSSI, which could lead to an NDA filing with the FDA for both indications.

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

Under the contract, we are reimbursed and recognize revenue as allowable costs are incurred plus a portion of the fixed-fee earned. We consider fixed-fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated contract costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed. Cumulatively, through September 30, 2015, we have recognized $20.8 million in revenue under this agreement.

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

Following execution of the agreement, we received a $10.0 million upfront payment from Toyama. Toyama is also obligated to pay us up to an aggregate of $60.0 million in milestone payments, depending on the achievement of various regulatory, patent, development and commercial milestones. The first of these milestones was achieved in the third quarter of 2014 for which we received a payment of $10.0 million from Toyama.  The second $10.0 million milestone was recognized in the first quarter of 2015 which is based on the Japan Patent Office issuing a Decision of Allowance for our patent covering certain crystal forms of solithromycin in Japan.  We received payment for the second milestone in April 2015.  Under the terms of the license agreement, Toyama must also pay us a royalty equal to a low-to-high first double decimal digit percentage of net sales, subject to downward adjustment in certain circumstances. Cumulatively, through September 30, 2015, we have recognized $18.6 million in revenue under this agreement and the remainder, which is deferred, will be recognized when earned.

As part of the license agreement, we also entered into a supply agreement with Toyama, whereby we will be the exclusive supplier (with certain limitations) to Toyama and its sublicensees of API for solithromycin for use in licensed products in Japan, as well as the exclusive supplier to Toyama and its sublicensees of finished forms of solithromycin to be used in its clinical trials in Japan. Pursuant to the supply agreement, Toyama will pay us for such clinical supply of finished product and all supplies of API for solithromycin for any purpose, other than the manufacture of products for commercial sale in Japan, at prices equal to our costs. All API for solithromycin supplied by us to Toyama for use in the manufacture of finished product for commercial sale in Japan will be ordered from us at prices determined by our manufacturing costs, and which may, depending on such costs, equal, exceed, or be less than such costs. Either party may terminate the supply agreement for uncured material breach or insolvency of the other party, with Toyama’s right to terminate for our breach subject to certain further conditions in the case of our failure to supply API for solithromycin or clinical supply, but otherwise the supply agreement will continue until the expiration or termination of the license agreement.  We intend to develop a supply agreement to provide us with solithromycin in sufficient quantities and at reasonable prices to ensure we meet our obligation to Toyama under the supply agreement.

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

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting pre-clinical studies and clinical trials, manufacturing development efforts, activities related to regulatory filings for our product candidates, and activities related to the planned commercial launch of solithromycin as a treatment for CABP. We recognize our research and development expenses as they are incurred. Our research and development expenses consist primarily of:

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

•	costs related to acquiring and manufacturing clinical trial materials and the manufacture of pre-approval inventory;
•	costs related to compliance with regulatory requirements;
•	consulting fees paid to third parties related to non-clinical research and development;
•	research supplies; and
•	license fees and milestone payments related to in-licensed technologies.

Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and related clinical trial fees. Our internal resources, employees and infrastructure are not directly tied to any individual research project and are typically deployed across multiple projects. Through our clinical development programs, we are advancing solithromycin and Taksta in parallel primarily for the treatment of CABP and uncomplicated gonorrhea (for solithromycin) and ABSSSI and refractory bone and joint infections (for Taksta) as well as for other indications. Through our pre-clinical development programs, we are seeking to develop macrolide product candidates for non-antibacterial indications.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(In thousands)		(In thousands)
Direct research and development expense by program:
Solithromycin	$12,614	$15,305	$37,892	$58,812
Taksta	628	4,818	2,821	5,108
Macrolide research	19	9	243	183
Research and development personnel cost	1,762	3,133	5,009	8,423
Total direct research and development expense	15,023	23,265	45,965	72,526
Indirect research and development expense	630	276	1,270	808
Total research and development expense	$15,653	$23,541	$47,235	$73,334

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

We have completed two pivotal trials for solithromycin, including one with oral solithromycin and one with IV solithromycin progressing to oral solithromycin. We also are conducting a Phase 3 trial for solithromycin in patients with uncomplicated gonorrhea.

We are also planning an exploratory study of Taksta for long-term suppressive therapy of refractory bone and joint infections, including PJI as well as a Phase 3 trial for the treatment of ABSSSI to determine Taksta’s safety and efficacy.

We expect that the third quarter research and development expense level will be indicative of the research and development spend over the course of the remainder of 2015 and through 2016 on an annual basis.  In 2017, unless we add new compounds to our clinical pipeline, we expect research and development expenses to decline.

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

We expect that our general and administrative expenses will increase with the continued development of and in preparation for commercialization of our product candidates. Specifically, we anticipate general and administrative expenses to increase somewhat in the fourth quarter of 2015 and into 2016 as we conduct market research and perform pricing studies and physician targeting analyses.  After the completion of the NDA submission for solithromycin for CABP, we expect general and administrative spending to further increase as we develop marketing programs and begin to develop our sales leadership infrastructure.  If the NDA is approved by the FDA, we expect to be prepared to launch solithromycin on our own or by joining forces with a partner.  We also believe that these increases will likely include increased costs related to the hiring of additional personnel and increased fees for outside consultants, lawyers and accountants. We also expect to incur significant costs to comply with corporate governance, internal controls, information technology and similar requirements applicable to public companies.

Other Income (Expense), Net

Interest income consists of interest earned on our cash and equivalents, as well as decreases in fair value of warrants issued in connection with the note issued to Hercules Technology Growth Capital, Inc., or Hercules, in December 2011, referred to as the December 2011 Note.

Interest expense consists of interest incurred on the December 2011 Note, which was paid in full in July 2015, and the Loan and Security Agreement (“Loan and Security Agreement”) with Comerica Bank (“Comerica”), which was entered into in July 2015.

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

Results of Operations

The following table summarizes the results of our operations for each of three-month and nine-month periods ended September 30, 2014 and 2015, together with the changes in those items in dollars:

	Three Months Ended September 30,		Dollar	Nine Months Ended September 30,		Dollar
	2014	2015	Change	2014	2015	Change
	(In thousands)			(In thousands)
Revenue
Contract research	$3,431	$2,497	$(934)	$8,312	$7,744	$(568)
License	4,335	-	(4,335)	4,335	10,000	5,665
Supply	-	-	-	99	3,770	3,671
Total revenue	7,766	2,497	(5,269)	12,746	21,514	8,768

Research and development expense (1)	15,653	23,541	7,888	47,235	73,334	26,099
General and administrative expense (1)	2,853	5,848	2,995	8,648	16,230	7,582
Other expense, net	615	679	64	1,618	1,906	288

(1) Includes the following share-based compensation expenses:
Research and development expense	$184	$535	$351	$533	$1,459	$926
General and administrative expense	480	1,030	550	1,738	2,968	1,230

Comparison of the Three Months Ended September 30, 2014 and September 30, 2015

Contract revenue

For the three months ended September 30, 2015, contract research revenue decreased approximately $0.9 million due to near completion of the first option period under the BARDA contract, offset by increased activity under the second option period.  We expect contract research revenue to increase as the second option period of the BARDA contract progresses.

License revenue

For the three months ended September 30, 2015, license revenue decreased $4.3 million compared to the three months ended September 30, 2014 as there was no license milestone activity in the three months ended September 30, 2015.

Research and Development Expense

For the three months ended September 30, 2015, our research and development expense increased $7.9 million compared to the three months ended September 30, 2014. The increase is primarily related to the following:

•	an increase in purchase of API of $5.5 million ordered for commercial quantities in preparation for the planned commercial launch of solithromycin;
•	an increase in purchases of Taksta clinical trial materials of $2.6 million;
•	an increase in Taksta clinical trial expenses of $1.6 million primarily related to the planned ABSSSI and bone and joint trials;
•	an increase in employee cost of $1.3 million primarily from increased headcount;
•	a decrease in solithromycin clinical trial expenses of $1.9 million related to completion of the IV-to-Oral Phase 3 clinical trial;

•	a decrease in BARDA related expenses of $0.7 million related to completion of the first option period; and
•	a decrease in purchases of solithromycin clinical trial materials of $0.5 million.

General and Administrative Expense

General and administrative expense increased by $3.0 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 as a result of increased headcount and salary increases of $1.4 million and professional service expense of $1.6 million primarily related to our initial commercial readiness activities for the planned commercial launch.

Other Expense, Net

Other expense remained consistent compared to the prior period.

Comparison of the Nine Months Ended September 30, 2014 and September 30, 2015

Contract revenue

For the nine months ended September 30, 2015, contract research revenue decreased by $0.6 million compared to the nine months ended September 30, 2014 as decreases in activity related to the first option period of the BARDA program offset increases under the second option period.

License revenue

For the nine months ended September 30, 2015, license revenue increased $5.7 million compared to the nine months ended September 30, 2014 due to revenue recognized under the Toyama license agreement based on the Japan Patent Office issuing a Decision of Allowance for our patent covering certain crystal forms of solithromycin in Japan.

Supply revenue

For the nine months ended September 30, 2015, we recognized $3.7 million related to shipments of solithromycin API and clinical supplies under our supply agreement with Toyama.  Supply revenue of $0.1 million was recognized for the nine months ended September 30, 2014.

Research and Development Expense

For the nine months ended September 30, 2015, our research and development expense increased $26.1 million compared to the nine months ended September 30, 2014. The increase is primarily related to the following:

•	an increase in purchase of API of $19.1 million ordered for commercial quantities in preparation for the planned commercial launch of solithromycin;
•	an increase in employee cost of $3.4 million primarily from increased headcount;
•	an increase in Toyama expenses of $2.9 million for API to be used in clinical trials in Japan;
•	an increase in Taksta clinical trial materials of $2.3 million;
•	an increase in regulatory expenses of $2.0 million in support of a planned NDA;
•	an increase in solithromycin clinical trial expenses of $0.9 million primarily related to the Phase 3 IV-to-oral trial;
•	a decrease in purchases of solithromycin clinical trial materials of $3.6 million; and
•	a decrease in licensing and professional services of $0.9 million.

General and Administrative Expense

General and administrative expense increased by $7.6 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 as a result of salary increases and increased headcount of $2.6 million.  Office expenses increased by $0.5 million due to the increase in headcount. Professional service expenses increased by $3.7 million primarily related to our initial commercial readiness activities.  Trade fees also increased by $0.8 million due to the increased commercial readiness activities for the planned commercial launch of solithromycin.

Other Expense, Net

Other expense increased by $0.3 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to a charge on the early extinguishment of debt of the December 2011 Note.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in November 2005 through September 30, 2015, we have funded our operations primarily with an aggregate of $441.5 million from debt and the sale of convertible notes, convertible preferred shares, common shares and common stock, including net proceeds of $139.0 million from our January 2015 public offering, before deducting offering costs of $0.2 million, as well as gross proceeds of $20.0 million from the Term Loan with Comerica, which was used to pay off the outstanding debt balance to Hercules of $18.9 million.  As of September 30, 2015, we had cash and equivalents of approximately $182.0 million.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2014	2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$(35,906)	$(59,512)
Investing activities	(37)	(46)
Financing activities	13,612	142,462
Net increase (decrease) in cash and equivalents	$(22,331)	$82,904

Operating Activities. Cash used in operating activities of $35.9 million for the nine months ended September 30, 2014 was primarily a result of our $44.8 million net loss offset by changes in operating assets and liabilities of $6.1 million and non-cash items of $2.8 million. Cash used in operating activities of $59.5 million for the nine months ended September 30, 2015 was primarily a result of our $69.9 million net loss offset by changes in operating assets and liabilities of $5.4 million and non-cash items of $5.0 million.

Investing Activities. Net cash used in investing activities was $37,000 and $46,000 for the nine months ended September 30, 2014 and 2015, respectively. Cash used in investing activities during each of these periods reflected our purchases of equipment.

Financing Activities. Net cash provided by financing activities was $13.6 million for the nine months ended September 30, 2014 and consisted of net proceeds of $10.6 million from proceeds from the ATM program plus $3.0 million from proceeds from the amendment of the 2011 December Note. Net cash provided by financing activities of $142.5 million for the nine months ended September 30, 2015 consisted of net proceeds of $139.0 million from the January 2015 public offering of common stock, offset by $0.2 million in offering costs, $20.0 million of gross proceeds from Comerica under the Term Loan which was used to pay off the outstanding debt balance to Hercules of $18.9 million offset by debt issuance costs of $0.3 million, and $2.9 million of proceeds from the exercise of stock options.

Funding Requirements

To date, we have not generated any product revenue from our clinical stage product candidates or from any other source. We do not know when, or if, we will generate any product revenue. We do not expect to generate product revenue unless and until we obtain marketing approval of and commercialize solithromycin and/or Taksta or any of our other product candidates. At the same time, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval and engage in commercial readiness activities for, solithromycin and Taksta and our other product candidates. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We will need substantial additional funding in connection with our continuing operations.

Based on current assumptions, we expect that our existing cash and equivalents, including interest thereon, will enable us to fund our operating expenses and capital expenditure into 2017, excluding the cost of commercial launch in the U.S. but including the completion of a planned NDA for solithromycin for CABP, the completion of our Phase 3 trial for solithromycin for the treatment of gonorrhea, and initial pre-launch commercial readiness activities for solithromycin. This projection does not include any funds from future financings or partnerships beyond the Toyama relationship and the BARDA contract. We will need to obtain additional financing for the continued development of solithromycin and Taksta and our other product candidates and prior to the commercial launch of any of our product candidates. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates.

Our future capital requirements will depend on many factors, including:

•

the progress, costs and results of our ongoing Phase 3 uncomplicated gonorrhea trial, our planned Taksta Phase 3 trial for ABSSSI and exploratory study for bone and join infections and any future trials for solithromycin and Taksta;

•	the costs of pre-launch commercialization activities for solithromycin for CABP including the purchase of commercial quantities of API for the planned commercial launch;
•	the costs of commercial launch activities, including product sales, marketing, manufacturing and distribution, for solithromycin for CABP;
•	the progress, costs and results of our planned Phase 2 trials for solithromycin for COPD and NASH;
•	the scope, progress costs, and results of pre-clinical development, laboratory testing and clinical trials for our other product candidates;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our other product candidates for which we receive regulatory approval;
•	receipt of payments under the BARDA contract;
•	our ability to establish collaborations on favorable terms;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•	revenue if any, received from sales of our product candidates, if approved by the FDA;
•	our ability to enter into any license agreements for the distribution of our product candidates outside the U.S.;
•	the extent to which we acquire or invest in businesses, products and technologies;
•	our ability to obtain government or other third-party funding; and
•	obtaining milestone payments from Toyama.

Until we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds except for the potential $10.0 million revolver available under the Comerica loan we entered into in July 2015, which will be available to us in the event of approval of our planned NDA for solithromycin for CABP. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of any securities may include liquidation or other preferences that adversely affect our stockholders’ rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or declaring dividends, such as was imposed under the loan from Hercules and are imposed under the Comerica loan. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

We plan to sell solithromycin in the U.S. through our own specialty sales and marketing teams that will focus on the continuum of care for CABP in the emergency room, urgent care, and the hospital settings, as well as in the community.  Through our market research, we have learned that only 4% of the Levaquin and Zithromax prescribers are responsible for writing 40% of the Levaquin and Zithromax prescriptions annually.  Currently, we expect a targeted antibiotic specialty sales force will be able to address these high prescribing groups.  We do not plan to hire sales representatives unless the FDA approves the NDA for solithromycin for CABP.  We believe solithromycin represents an attractive commercialization opportunity outside the U.S. As with our current development arrangement with Toyama for the commercialization of solithromycin in Japan, we intend to seek one or more commercialization partners for foreign markets.  In the meantime, we are working on the necessary regulatory application filings for solithromycin as a treatment for CABP in both the U.S. and Europe, and are continuing our commercial readiness activities to prepare for the commercial launch of solithromycin in the U.S.  We will need additional financing to fund the commercial launch of solithromycin in the U.S. as well as for the continued development and commercialization of solithromycin and Taksta and our other product candidates.  We plan, as noted, to seek partners as well as equity or debt financings or other sources of third-party funding, including government grants to support the continued development and commercialization of solithromycin, Taksta and our other products candidates. If we are unable to raise additional funds when needed, whether on favorable terms or not, we may be required to delay, limit, reduce or terminate our development of our product candidates, or our commercialization efforts, or to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

During the nine months ended September 30, 2015, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those specified in our 2014 Annual Report on Form 10-K, except for:

Comerica Loan and Security Agreement

In July 2015, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Comerica Bank (“Comerica”).  The Loan and Security Agreement provides that we may borrow up to $20.0 million in a term loan (the “Term Loan”) and, upon FDA approval of our planned New Drug Application for solithromycin, we may also borrow an aggregate amount equal to the lesser of (i) up to 75% of our eligible inventory and 80% of eligible accounts receivable or (ii) $10.0 million (the “Revolver”). After FDA approval of our planned New Drug Application for solithromycin, we may convert the Term Loan to the Revolver, in which event the Revolver would have a maximum amount available to us of $25.0 million.  The Loan and Security Agreement specifies the criteria for determining eligible inventory and eligible accounts receivable and sets forth ongoing limitations and conditions precedent to the our ability to borrow under the Revolver.

At closing, we received the full $20.0 million under the Term Loan and paid a facility fee of $100,000 for the Term Loan and a facility fee of $187,500 for the Revolver.  We immediately used proceeds from the Term Loan to pay all of our $17.7 million outstanding principal and interest and $1.2 million in end of term and prepayment fees under the loan and security agreement (“December 2011 Note”) with Hercules Technology Growth Capital, Inc. (“Hercules”) and terminated the Hercules Loan. We recorded a charge of $328,423 on the early extinguishment of the December 2011 Note.

Amounts borrowed under the Term Loan may be repaid and reborrowed at any time without penalty or premium.  The Term Loan will be interest-only through April 30, 2016, followed by an amortization period of 36 months of equal monthly payments of principal plus interest, beginning on May 1, 2016 and continuing on the same day of each month thereafter until paid in full.  Any amounts borrowed under the Term Loan will bear interest at a floating interest rate equal to the 30 Day LIBOR rate plus 5.2%.  Amounts available to be borrowed under the Revolver may also be repaid and reborrowed at any time without penalty or premium prior to December 31, 2017, at which time all advances under the Revolver shall be immediately due and payable in full.  Any amounts borrowed under the Revolver will bear interest at the 30 Day LIBOR rate plus 4.2%.  Once available, the Revolver is subject to an annual unused facility fee equal of 0.25%. Under the Loan and Security Agreement, we are subject to certain covenants including maintaining a minimum unrestricted cash balance of $15.0 million and continuing the development or commercially launching solithromycin.

Operating Lease

In September 2015, we amended our operating lease agreement for office space in Chapel Hill, North Carolina.  The new lease provides for additional space for aggregate lease payments of $0.7 million paid over a 60 month term.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2015-3, Simplifying the Presentation of Debt Issuance Costs.  The new standard will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable International Financial Reporting Standards, or IFRS.  Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  We have applied the standard and evaluated the impact and have determined it does not have a material impact on our consolidated financial statements.

In May 2014, FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S.

GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance, as amended by ASU-2015-14, is effective for fiscal years and interim periods within those years beginning after December 15, 2017, which is effective for the year ending December 31, 2018. We are currently evaluating the impact that the implementation of this standard will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the quarter ended September 30, 2015. For additional information regarding market risk, refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2014 Annual Report on Form 10-K.

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

CEMPRA, INC.

Dated: October 22, 2015	By:	/s/ Prabhavathi Fernandes, Ph.D.
Prabhavathi Fernandes, Ph.D.
President and Chief Executive Officer

Dated: October 22, 2015	By:	/s/ Mark W. Hahn
Mark W. Hahn
Chief Financial Officer

Dated: October 22, 2015	By:	/s/ Shane M. Barton
Shane M. Barton
Chief Accounting Officer