Form 10-K
period 2015-12-31
CEMPRA, INC.
filed 2016-02-25
CIK 1461993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2015, was approximately $1.2 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Market on June 30, 2015. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of June 30, 2015.

As of February 18, 2016 there were 48,169,733 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated herein by reference, as indicated in Part III.

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

PART I

Item 1. Business

Summary

We are a clinical-stage pharmaceutical company focused on developing differentiated antibiotics for the acute care and community settings to meet critical medical needs in the treatment of bacterial infectious diseases, particularly respiratory tract infections and staphylococcal infections. Our lead product, solithromycin (CEM-101), is being developed in oral capsules, intravenous, or IV, and suspension formulations, for the treatment of community-acquired bacterial pneumonia, or CABP, one of the most serious infections of the respiratory tract in adults and children, as well as for the treatment of gonorrhea and other indications.

Despite the many antibiotics available and the size of the market for antibiotics for CABP and other infections, we believe this market has significant critical needs for several reasons. First, the effectiveness of many antibiotics has declined worldwide due to bacterial resistance to the currently available antibiotics. CABP is a common disease occurring frequently after influenza, which can be especially serious in the elderly or young children. It is the most frequent cause of death from an infection. Currently, outpatient CABP is treated with a macrolide, such as azithromycin, or with a fluoroquinolone, such as levofloxacin. Macrolides have been frequently used as they target the respiratory pathogens, reach high concentrations in the lung and in macrophages at the site of infection, and have anti-inflammatory properties that contribute to the patient’s recovery.  In the last decade, azithromycin treatment failure due to resistance has led to more frequent use of fluoroquinolones, which are known to have recognized serious side effects. Yet, because of the need to treat outpatients, levofloxacin (a fluoroquinolone) use has increased. There has not been a new oral antibiotic to treat CABP in outpatients since moxifloxacin was approved, and resistance and lack of tolerability to generic antibiotics, including macrolides, have led to increased rates of hospitalization and a critical need for a safe and effective oral antibiotic for the treatment of CABP.  Finally, many of the existing antibiotics used to treat serious infections are difficult or inconvenient to administer, often requiring hospitalization for IV treatment.  Currently available intravenous antibiotics that are the standard of care, such as ceftriaxone, a third generation cephalosporin, have no oral formulations to allow discharge from the hospital on the same medication, forcing patients to switch to less favorable alternatives. Cephalosporins and fluoroquinolones that are currently used have broad spectrum activity, and eliminate essential intestinal microflora with resulting serious consequences, such as C. difficile enterocolitis. In order to practice stewardship of antibiotics, and provide the right care for CABP, we believe a new macrolide is needed.

Solithromycin is a potent new fourth generation macrolide and the first fluoroketolide in clinical development. As a macrolide, solithromycin has broad use potential against many types of infections and in many patient populations, including pediatrics and pregnancy. Solithromycin’s potency comes from its unique chemical structure, which provides greater ability to fight resistant bacteria. Increasingly, resistance is a major threat to the efficacy of currently available antibiotics, including currently approved macrolides.  Solithromycin has excellent organ and tissue distribution and intracellular activity, which allows it to reach bacteria at body sites that other antibiotics may not. Solithromycin is active against most CABP pathogens, including pneumococcal strains resistant to other macrolides. Our pre-clinical and clinical studies to date have demonstrated solithromycin’s efficacy and safety.  Solithromycin offers flexibility of dosing, whether IV, oral capsule, or oral suspension which we believe will be attractive to both physicians and patients. These attributes of solithromycin make it a possible treatment for all age groups, including pediatrics.

We have completed two Phase 3 trials for solithromycin which we believe will support our planned new drug application, or NDA, to treat CABP. On January 5, 2015, we announced positive topline results from our global, pivotal Phase 3 clinical trial of solithromycin oral capsules in the treatment of patients with CABP. On October 16, 2015, we announced positive topline results from our global, pivotal Phase 3 clinical trial of IV solithromycin progressing to oral solithromycin in the treatment of patients with CABP. The solithromycin development program was structured through the draft guidance published by and dialogue with the U.S. Food and Drug Administration, or FDA, and also meetings with the FDA. We also have received feedback from several European Union, or EU, member countries regarding our plan to submit a marketing authorization application, or MAA, to the European Medicines Agency, or EMA.

In August 2015, the FDA granted Fast Track designation for IV and oral solithromycin for the treatment of CABP.  As a result, we have begun to submit our NDA on a rolling basis as portions of the NDA become ready, rather than waiting for the entire NDA to be completed, which we believe will speed the review time of the NDA.  The FDA has designated both oral and intravenous solithromycin as Qualified Infectious Disease Products, or QIDP, for the indication of CABP. As a result of the QIDP designation, solithromycin is eligible for priority review by the FDA. Based on these factors, assuming FDA approval, we expect to be able to launch solithromycin for CABP in 2017. All FDA-required chemistry, non-clinical and clinical trials are complete and work is ongoing for the rolling submission of the NDA, which we expect to complete in the first half of 2016. We are preparing to file an application for oral and IV solithromycin for the treatment of CABP with the EMA, which we also expect to complete in the first half of 2016.

Our second product is Taksta, an antibiotic known as fusidic acid, that has been used for decades outside the U.S., including Western Europe, but which has never been approved in the U.S. We are developing Taksta exclusively in the U.S. as an oral treatment of acute bacterial skin and skin structure infections, or ABSSSI, which is frequently caused by methicillin-resistant Staphylococcus aureus, or MRSA, and we are exploring its use for the long-term oral treatment of refractory bone and joint infections, including prosthetic joint infections, or PJI, caused by staphylococci, including S. aureus and MRSA. Currently, there is no optimal oral, chronic antibiotic for treating these infections. We are seeking to develop Taksta as an oral treatment for staphylococcal infections requiring chronic or long-term treatment.  We aim to replace currently available IV drugs but with the safety and convenience of oral long-term administration. Taksta successfully completed a Phase 2 clinical trial in patients with ABSSSI demonstrating a tolerability profile and efficacy comparable to linezolid (sold under the brand name Zyvox®), which is one of two oral antibiotics currently approved for the treatment of MRSA approved by the FDA.  In November 2015, we began a Phase 3 trial for the treatment of ABSSSI and expect to begin a refractory bone and joint infection study in early 2016.  In October 2013, the FDA granted orphan drug designation for fusidic acid for the treatment of PJI, which confers regulatory and economic benefits in the development process. In December 2013, PJI was classified as a very rare disease by the National Institutes of Health, or NIH. In September 2015, the FDA designated oral tablets of Taksta as a QIDP for the indication of ABSSSI.

Overview of Solithromycin (CEM-101)

Solithromycin is a potent new fourth generation macrolide, the first fluoroketolide, that we are developing in oral capsule, IV and suspension formulations (for pediatric use) for the treatment of respiratory tract infections, including CABP, which is one of the most common serious infectious diseases of the respiratory tract and the primary cause of death from an infection, and bacterial urethritis, including gonorrhea, the second most common reportable infectious disease in the world. Solithromycin is differentiated from other antibiotics because of its broad therapeutic potential and the right spectrum of activity to target pathogenic bacteria. Broad therapeutic potential means a drug that can be used in the treatment of several disease indications, in this case, such as bacterial pneumonia, chronic obstructive pulmonary disease, or COPD, cystic fibrosis, other respiratory tract infections, infections in children, bacterial urethritis, Helicobacter gastritis, eye infections, infections in pregnancy, and others. Targeting the bacteria responsible for CABP and other respiratory infections without causing major effects on the anaerobic Gram-negative intestinal microflora is a benefit of the macrolide class.

Macrolides, as a class, have been used broadly for treating respiratory and other infections in adults and children because of their excellent safety and efficacy profile. However, resistance to the older macrolides, like azithromycin (Zithromax, Z-Pak), is increasingly common, and is as high as 48% in the U.S. and 95% in some parts of Asia, leading to the use of potent respiratory fluoroquinolones such as levofloxacin and moxifloxacin, a current oral standard of care for CABP, which have broad spectrum activity and also are associated with unacceptable side effects for the CABP indication. A new macrolide which is active against resistant strains, while maintaining the safety of older macrolides, is needed. Solithromycin has the potency and spectrum to characterize it as a fourth generation macrolide. Solithromycin owes its potency to its unique chemical structure that interacts with the bacterial ribosomes in three regions while earlier generation macrolides bind in only one or two sites on the ribosome. Therefore, bacteria must mutate at three sites on the ribosome to become resistant to solithromycin. To date, we have seen no pneumococcal resistance to solithromycin in our clinical trials, and resistance was rare in our pre-clinical studies.

Macrolide use for serious infections has generally been replaced by fluoroquinolones, despite this class having a less desirable safety and tolerability profile than macrolides. A current oral standard of care for CABP is levofloxacin or moxifloxacin, which are fluoroquinolones. As with respiratory tract pathogens, gonococcus has become resistant to macrolides, including azithromycin, a widely used macrolide, and other classes of oral antibiotics. Solithromycin could be used in monotherapy to treat CABP and also gonorrhea, chlamydia and mycoplasma infections. We believe solithromycin, with its unique chemical structure, retains and improves on the beneficial features of macrolides and can overcome the shortcomings of existing therapies.

We have undertaken two pivotal Phase 3 trials for solithromycin to treat CABP.  The first was a Phase 3 trial for oral solithromycin, which was designed based on FDA guidance documents and comments from the FDA, which we initiated in December 2012 and for which we announced positive topline results on January 5, 2015.  In December 2013, we began the second Phase 3 trial to treat CABP with IV solithromycin progressing to oral solithromycin, for which we announced positive topline results on October 16, 2015. Based on the FDA draft guidelines and our discussions with the FDA we believe that these two Phase 3 trials will be sufficient to support our planned NDA for solithromycin to treat CABP. These trials are randomized, double-blinded studies using a respiratory fluoroquinolone, moxifloxacin (Avelox), for which we had to show non-inferiority for efficacy and acceptable safety and tolerability. Moxifloxacin was selected as the comparator because it is administered at the same dose, 400 mg once a day worldwide, while levofloxacin, the respiratory fluoroquinolone used in our Phase 2 trial, is used at 750 mg once daily in the U.S. and 500 mg twice daily in the rest of the world. Being a global study, the same dose was required to be used in our Phase 3 trials. Non-inferiority for efficacy means solithromycin will have to prove it is statistically as effective as a comparator drug within a pre-defined margin.

On January 5, 2015, we announced positive topline results from our global, pivotal Phase 3 clinical trial of solithromycin oral capsules in the treatment of patients with CABP. In the intent-to-treat, or ITT, population (which was all randomized patients), solithromycin met the primary objective of statistical non-inferiority (10% non-inferiority margin) of the early clinical response at 72 (-12/+36) hours after initiation of therapy compared to moxifloxacin. Solithromycin also met the secondary objectives of non-inferiority in clinical success at the short term follow up, or SFU, visit, 5-10 days after the end of therapy, both in the ITT and clinically evaluable populations. The point estimates for the primary endpoint of early clinical response were 78.2% for solithromycin and 77.9% for moxifloxacin. The 95% confidence interval for the treatment difference had lower and upper bounds of -5.5% and 6.1%, respectively. The results were similar in the combined total patient population, however, initial sub-groups analysis by age, indicate that the difference in efficacy point estimates became larger with increases in patient age and favored solithromycin in the ITT early clinical response groups. The results for the secondary efficacy endpoints supported results from the primary endpoint.

This Phase 3 trial was an active-controlled, global, multi-center trial that enrolled 860 adult patients with moderate to moderately severe CABP (pneumonia of PORT Class II, III and IVa severity classification). Enrollment of PORT Class II pneumonia patients was limited to 50% of the study population. Patients were randomized to receive either oral solithromycin, as an 800 mg loading dose followed by 400 mg once daily for a total of five days, while oral moxifloxacin was dosed at 400 mg once daily for seven days. The primary objective was demonstration of non-inferiority of early clinical response at 72 (-12/+36) hours, as specified by FDA guidance, defined as having improvement in at least two of the following four symptoms (without worsening of any); cough, shortness of breath, chest pain and sputum production in the ITT population. The study was designed to provide 90% power to demonstrate non-inferiority in early clinical response rate for solithromycin versus moxifloxacin utilizing a 10% non-inferiority margin. Secondary endpoints included the clinical success rate at the short term follow up visit 5 to 10 days following the last dose of study drug in the ITT and clinically evaluable populations, the microbial ITT population, and a comparison of safety and tolerability of solithromycin compared to moxifloxacin.

In this clinical trial, serious adverse events, or SAEs, occurred with equal frequency in both arms (<7% of patients) and no SAEs were considered study drug related. The most frequently reported adverse events for solithromycin were headache (4.5%, versus 2.5% with moxifloxacin), diarrhea (4.2%, versus 6.5% with moxifloxacin), nausea (3.5%, versus 3.9% with moxifloxacin), emesis (2.4%, versus 2.3% with moxifloxacin) and dizziness (2.1%, versus 1.6% with moxifloxacin). No other treatment emergent adverse events occurred, in either arm, with 2.0% incidence or greater. C. difficile associated diarrhea was diagnosed in two patients, both of whom received moxifloxacin. Asymptomatic, reversible ALT elevation was observed in both treatment arms. Grade 3 ALT elevation (>3-8×the upper limit of normal [ULN]) occurred in 2.1% of moxifloxacin patients and 4.6% of solithromycin patients and Grade 4 ALT elevation (>8×ULN) occurred in 1.2% of moxifloxacin patients and 0.5% of solithromycin patients. No patient in either arm of the study had treatment-emergent concomitant ALT and bilirubin elevation meeting Hy’s Law criteria.

On October 16, 2015, we announced positive topline results from our global, pivotal Phase 3 clinical trial of IV solithromycin progressing to oral solithromycin in the treatment of adult patients with CABP. The trial enrolled globally 863 patients with moderate to moderately severe CABP (pneumonia of PORT Class II, III and IV severity classification). Enrollment of PORT Class II pneumonia patients was limited to 25% of the study population and 25% of the population were PORT IV patients. Patients were randomized to receive either intravenous solithromycin or moxifloxacin at a daily dose of 400 mg once each day for seven days with the ability for the physician to switch to oral solithromycin or oral moxifloxacin, when pre-defined switch criteria were met, to complete the seven-day course of therapy.  When switching to oral solithromycin, the first day of the switch was a loading dose of 800 mg followed by a 400 mg dose once a day for the remainder of the seven day course. Patients randomized to moxifloxacin could be switched to 400 mg oral moxifloxacin once a day for the remainder of the seven-day course of treatment. The primary objective was demonstration of non-inferiority of early clinical response at 72 (-12/+36) hours, as specified by FDA guidance, defined as having improvement in at least two of the following four symptoms (without worsening of any) in the intention-to-treat, or ITT, population: cough, shortness of breath, chest pain and sputum production. The study was designed to provide 90% power to demonstrate non-inferiority in early clinical response rate for solithromycin versus moxifloxacin utilizing a 10% non-inferiority, or NI, margin. Secondary endpoints included the clinical success rate at the short term follow up visit five to 10 days following the last dose of study drug in the ITT and clinically evaluable populations, and a comparison of safety and tolerability of solithromycin compared to moxifloxacin. The pooled mITT population from both the oral and IV trials was also a co-primary endpoint for the oral Phase 3 trial and a secondary endpoint for the IV Phase 3 trial.

In the IV to oral clinical trial, solithromycin met all pre-defined endpoints for the FDA. In the ITT population (all randomized patients), solithromycin met the FDA primary objective of statistical NI (10% non-inferiority margin) compared to moxifloxacin at early clinical response (ECR, 72 [-12/+36]) hours after initiation of therapy). The point estimates for the primary endpoint of early clinical response were 79.3% for solithromycin and 79.7% for moxifloxacin. The 95% confidence interval for the treatment difference had lower and upper bounds of -6.1% and 5.2%, respectively.

Solithromycin also met the objective of statistical NI compared to moxifloxacin at ECR in the mITT population (those patients with an etiologic diagnosis of the cause of CABP) from the pooled data from both Phase 3 studies. The point estimates were 77.2% for solithromycin and 78.9% for moxifloxacin with lower and upper bounds of the 95% confidence interval for the treatment difference of -7.4% and 4.2%.

Solithromycin also met the secondary endpoint of NI compared to moxifloxacin in the mITT population at the ECR time point from the IV to oral trial alone. The point estimates for this endpoint were 80.3% for solithromycin and 79.1% for moxifloxacin with lower and upper bounds of the 95% confidence interval for the treatment difference of -8.1% and 10.6%.

Additional secondary endpoints evaluated solithromycin at the short-term follow-up visit (SFU) five to 10 days after therapy in both the ITT and clinically evaluable, or CE, populations. Clinical success rates as determined by investigators at the SFU visit were high for both the solithromycin and moxifloxacin groups in the ITT population with point estimates of 84.6% and 88.6%, respectively. Clinical success rates were also high in the CE-SFU population for both the solithromycin and moxifloxacin groups, with point estimates of 86.4% and 92.8%, respectively. This CE outcome was skewed in favor of moxifloxacin by a blinded drug distribution delay which led to discontinuation of study drug, not related to safety or efficacy, in solithromycin patients only. Censoring these five patients, all of which fell on the solithromycin side, results in point estimates for CE population success at the SFU visit of 87.6% for solithromycin patients.

The primary endpoint for the EMA was NI in the ITT-SFU and the CE-SFU populations limited to patients with PORT III/IV CABP at the SFU time point assessment of clinical success. Solithromycin was non-inferior to moxifloxacin in the ITT-SFU population. Also, solithromycin would be NI to moxifloxacin in the CE-SFU population, after censoring those patients from the CE population who had early discontinuation of blinded study drug due to drug distributions issues.

In the IV to oral solithromycin clinical trial, serious adverse events, or SAEs, occurred with comparable frequency in both arms (<7% of patients) and only three SAEs (two solithromycin, one moxifloxacin) were considered study drug related, all of which were allergic reactions and occurred during the first IV dose. The mean (median) duration of IV therapy was similar between treatment arms, with 3.7 days (3 days) for solithromycin recipients and 4.0 days (3 days) for moxifloxacin recipients, with comparable numbers of patients receiving 7 days of IV study drug in both study groups (22.0% solithromycin, 25.6% moxifloxacin).  The most frequently reported adverse events for solithromycin were infusion-related events, a well-known class effect of intravenous macrolide antibiotics, which occurred in 31.3% of solithromycin recipients and 5.4% of moxifloxacin recipients, the majority (over 80%) of which were mild and well tolerated.  Study discontinuation due to infusion-related events occurred in 10 patients who received solithromycin and one patient who received moxifloxacin.  Non-infusion related adverse events leading to study drug discontinuation occurred in 3.5% of solithromycin patients and 3.8% of moxifloxacin patients.  Cardiac adverse events and allergic adverse events were the most common reasons for discontinuation of moxifloxacin.

Non-infusion related adverse events occurred with similar frequency between treatment arms (34.5%, versus 32.9% with moxifloxacin), with the most frequently reported being diarrhea (4.4%, versus 5.9% with moxifloxacin), headache (3.5%, versus 4.2% with moxifloxacin), nausea (3.2%, versus 1.6% with moxifloxacin), hypokalemia (2.5%, versus 2.1% with moxifloxacin), dizziness (2.5%, versus 1.2% with moxifloxacin), insomnia (2.1%, versus 1.2% with moxifloxacin), and hypertension (1.4% versus 2.3% with moxifloxacin). No other treatment-emergent adverse events occurred, in either arm, with 2.0% incidence or greater. C. difficile-associated diarrhea was diagnosed in one moxifloxacin recipient. Asymptomatic, reversible ALT elevation, a well-known class effect of macrolides, was observed in both treatment arms. Grade 3 ALT elevation (>3-8×ULN) occurred in 3.4% of moxifloxacin patients and 8.2% of solithromycin patients and Grade 4 ALT elevation (>8×ULN) occurred in 0.5% of moxifloxacin patients and 0.7% of solithromycin patients. The ALT elevations observed on the solithromycin arm generally peaked at Day 4 and declined with continued dosing through Day 7.  One patient who received moxifloxacin had treatment-emergent concomitant ALT and bilirubin elevation meeting Hy’s Law criteria.  One solithromycin patient met Hy’s Law criteria at baseline prior to exposure to solithromycin, but improved over the 7-day course of treatment. There were no concomitant ALT and bilirubin increases related to solithromycin administration and therefore no patient met Hy’s Law criteria post-baseline.

While we observed data from our earlier Phase 1 clinical studies indicating that solithromycin may increase heart rates in healthy volunteers, this was not observed in the oral Phase 3 trial. Instead, for patients presenting with CABP (typically, with some combination of older age, fever, hypoxia, anemia and anxiety), the central tendency for heart rate response in solithromycin recipients is a decline over time coinciding with clinical improvement in cardiopulmonary status on therapy. In the oral Phase 3 trial, mean heart rate declined by 9, 8 and 12.7 beats per minute, or bpm, among solithromycin recipients at Days 2, 4, and 5 of therapy, versus mean declines of 13.9, 14, and 20 bpm among moxifloxacin recipients.  In the IV to oral Phase 3 trial, with most patients treated as inpatients, a larger and more robust set of heart rate data were captured.  The mean heart rate declines were nearly identical (less than 2 bpm) between treatment arms, declining by 5.5, 8.3, 10.6, 11.5, 12.7 bpm among solithromycin recipients at Day 1 (4 hours post-infusion), Day 2, Day 3, Day 4, and Day 7 (+2 days), versus mean declines of 5.7, 8.3, 11.1, 13.3, 14.5 bpm among moxifloxacin recipients.

Solithromycin’s spectrum of activity includes most of the pathogens involved in CABP and has demonstrated potent activity in vitro and in animal models of infection, in our Phase 2 trial with oral solithromycin to treat CABP as a monotherapy, our Phase 3 trial for oral solithromycin as a treatment for CABP, and in our recently completed Phase 3 trial to treat CABP with IV solithromycin progressing to oral solithromycin. Solithromycin is intended for both intravenous and oral administration, to allow patients started on IV therapy to be switched to oral therapy when appropriate, which could lead to earlier discharge from the hospital.  The FDA has designated both oral and intravenous solithromycin as QIDPs for the indication of CABP. The QIDPs designation is expected to enable us to benefit from certain incentives for the development of new antibiotics, including priority review, and a five-year extension of NCE exclusivity.

The second indication we are pursuing for solithromycin is uncomplicated urethritis, or gonorrhea. We expect to submit the results of this study in a supplemental NDA after FDA approval for CABP, should it be received. Given the high prevalence of gonorrhea in this country and increasing resistance of the pathogen to recommended antibiotics, the FDA has designated oral solithromycin as a QIDP for the treatment of uncomplicated gonococcal infections. The current standard of treatment for bacterial urethritis/gonorrhea requires combination therapy including both an intramuscular injection of ceftriaxone and oral azithromycin (1000 mg). There is no oral formulation of ceftriaxone.  Gonococcal resistance to azithromycin is now too high to allow it to be used in monotherapy for the oral treatment of gonorrhea. Until recently, oral cefixime (Suprax) had been recommended as an alternative for treatment of patients as well as for treatment of their potentially infected partners. However, as of August 2012, the Centers for Disease Control, or CDC, no longer recommends cefixime for the treatment of gonorrhea, which leaves no oral treatment option. In our Phase 2 open-label study completed in 2013 in men and women with suspected gonococcal infection, microbiological eradication of gonococci was achieved in 100% of all evaluable patients at all body sites.  In August of 2014, we initiated a Phase 3 clinical trial, called Solitaire-U, of a single 1000 mg dose of oral solithromycin in patients with uncomplicated gonorrhea and chlamydia infections compared with intramuscular ceftriaxone plus oral azithromycin.  We recently completed our original planned 250 evaluable patient enrollment, with patients from two sites in Australia and one in the U.S.  The majority of enrolled patients were men who have sex with men.  In December 2015, the National Institute of Allergy and Infectious Disease, or NIAID, agreed to fund an expansion of the trial to include 60 women and children under a cooperative research and development agreement, or CRADA, in order to achieve greater balance in the study population.  A protocol amendment has been submitted to the FDA which allows for enrollment of these additional patients and we expect enrollment of the additional patients to begin in the first half of 2016 and continue into 2017. We believe this expansion is favorable and could allow us to have a broad label for men, women and adolescent children. Since patent term extension is granted upon approval of the first indication and the commercial potential of solithromycin for CABP is expected to be significantly larger than gonorrhea, we intend to seek approval for gonorrhea only after solithromycin is approved for CABP.

In May 2013, we entered into an agreement with the Biomedical Advanced Research Development Authority of the U.S. Department of Health and Human Services, or BARDA, for the evaluation and development of solithromycin for the treatment of bacterial infections in pediatric populations and infections caused by bioterror threat pathogens, specifically anthrax and tularemia. BARDA is funding the development of solithromycin suspension formulation for pediatric use in CABP.  This is the first new antibiotic being developed as a suspension for pediatric use for respiratory tract infections in over 20 years.  We have tested safety and pharmacokinetic evaluations have been completed in adolescent children with oral capsules in a Phase 1a trial. We are currently testing oral capsules, IV, and oral suspension in 64-96 pediatric patients ranging from newborns to 17 years old with suspected or confirmed bacterial infections in a Phase 1b trial.  The Phase 1b trial is open-label and the primary endpoint will be to determine safety and pharmacokinetics in the pediatric population. As cohorts are completed in the Phase 1b trial, the Phase 2/3 trial can be initiated in the age group and formation where the testing has been completed. We have finalized the Phase 2/3 protocol for the pivotal global pediatric study that is expected to begin in the first quarter of 2016.  The pediatric study plan to obtain regulatory approval was submitted and accepted by the FDA and a pediatric investigation plan has been accepted by the EMA.  There is an urgent need for a new oral and intravenous antibiotic for use in pediatric infections. Ongoing with this program, and included in the BARDA funding, is the optimization of the commercial pediatric suspension product.

BARDA also funded studies in non-human primates to test the efficacy of solithromycin in treating bioterror pathogens such as tularemia and anthrax. Successful pilot studies were conducted in 2014 with inhalation exposure in non-human primates in which it was demonstrated that solithromycin was effective in treating both of these infections.

Infections in pregnancy are difficult to treat because of the nature of the infecting pathogens, such as Group B beta hemolytic streptococci and Ureaplasma and the safety required to treat infections in this delicate patient population. These infections can cause neonatal sepsis and also preterm birth.  All pregnant women are screened for Group B beta hemolytic streptococci infections and, if not penicillin-allergic, can be treated with penicillin successfully. In penicillin-allergic patients there is no viable option today because of resistance to azithromycin. In patients infected with Ureaplasma, penicillin is not effective and azithromycin has been the drug of choice. Recently resistance to azithromycin has increased and there is no optimal treatment option for these infections. In addition, drugs that penetrate the amniotic fluid and placenta in sufficient levels are important to fight infection and azithromycin does not penetrate well into the fetus or the amniotic fluid, which decreases its efficacy in treating the infection. Consequently, there is a need for a safe and effective antibiotic that can be administered maternally but reach effective concentrations in fetal blood so that the infection at these sites can be effectively treated. Therefore, pregnant women could be an additional patient population for solithromycin. BARDA funded the Segment III toxicology study that was completed successfully and these results could allow solithromycin to be tested in pregnancy.

We have global rights (other than the Association of South East Asian Nations, or ASEAN, countries, which are Brunei Darussalam, Cambodia, Indonesia, Laos, Malaysia, Myanmar (Burma), the Philippines, Singapore, Thailand and Vietnam) to solithromycin. We have licensed solithromycin to Toyama Chemical Co., Ltd., or Toyama, for development and commercialization in Japan while retaining the rights to the rest of the world. Toyama successfully completed a Phase 1 trial in healthy Japanese volunteers and also a Phase 1 trial to measure solithromycin levels in the upper respiratory tract. Toyama is enrolling patients in a Phase 2 trial in CABP after having met with the Japanese regulators in August 2014. Toyama and we are sharing the results of our respective development activities.

Overview of Taksta

Taksta is an antibiotic that we are developing exclusively in the U.S. for ABSSSI and we are exploring its use for the long-term oral treatment for refractory bone and joint infections, including prosthetic joint infections as well as skin and skin structure infections which are frequently caused by staphylococci, including S. aureus, MRSA, coagulase negative staphylococci and other Gram-positive bacteria. Taksta is a novel and proprietary dosing regimen of fusidic acid, which is an approved antibiotic that has been sold by Leo Laboratories, Ltd. primarily for staphylococcal infections, including skin, soft tissue and bone infections, for several decades in Europe and other locations outside the U.S. and has a long-established safety and efficacy profile. Fusidic acid, however, has never been approved for use in the U.S.

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

In May 2013, we were issued a patent for our proprietary dosing regimen which has been shown with pharmacodynamics experiments to limit resistance development. Further, fusidic acid is eligible for market exclusivity under the Drug Price Competition and Patent Term Restoration Act, also known as the Hatch-Waxman Act. In October 2013, the FDA designated Taksta as an orphan drug for the treatment of prosthetic joint infections, which will provide seven years of market exclusivity if Taksta is approved by the FDA for such treatment.  We will work to have orphan drug designation granted for Taksta for refractory bone and joint infections, which would provide the same additional two years of market exclusivity if Taksta is approved by the FDA for such treatment.  In December 2013, PJI was classified as a very rare disease by the NIH.

In 2010, we successfully completed a Phase 2 clinical trial with Taksta in ABSSSI patients. In this trial, the Taksta loading dose regimen demonstrated efficacy, safety and tolerability that was comparable to linezolid, a leading FDA-approved oral treatment for MRSA. Like ABSSSI, bone and joint infections, including prosthetic joint infections, are often caused by staphylococci, including MRSA. In December 2012, we initiated a Phase 2 trial of Taksta for treatment of primarily staphylococcal infections of infected prosthetic joint infections, hip and knee joints. Based on the results of the 14 patients enrolled in this study, we concluded that the fusidic acid in combination with rifampin was generally comparable to intravenous standard of care antibiotics.

In December 2014, we met with the FDA to review the study design and dosing of the pivotal Phase 3 trial in PJI patients who have failed in therapy and cannot tolerate another surgery.  Based on that meeting and subsequent discussions with the FDA, our plan involves testing Taksta for long-term suppressive therapy of refractory bone and joint infections, including PJI, in a single arm trial. Also based on FDA discussions, we plan to conduct a Phase 3 trial for the treatment of ABSSSI. The ABSSSI trial was initiated in November 2015 and the refractory bone and joint study is expected to begin in early 2016.  At the completion of the ABSSSI trial and the refractory bone and joint infection study, we will discuss with the FDA to determine if we have adequate data to support approval for both indications or if a second ABSSSI study is needed. The need for additional trials may be negated if Congress passes the 21st Century Cures Act, which contains a limited population antibacterial drug approval pathway designed to streamline the approval process for approval of rare diseases.

Our Earlier Stage Pipeline Programs

Our earlier stage programs include developing other uses for solithromycin and Taksta, as well as the development of analogs from our macrolide platform for non-infectious disease programs.

Solithromycin.  We are evaluating the effects of solithromycin in a proof-of-principle study in patients with NASH.  NASH is a progressive form of non-alcoholic fatty liver disease, or NAFLD, where accumulation of excessive fat (steatosis) coexists with liver cell injury, inflammation and fibrosis, which eventually leads to cirrhosis and hepatocellular carcinoma. To date, no single therapy has been approved for treating NAFLD/NASH. Solithromycin is well tolerated in patients with mild to severe hepatic impairment and no significant differences in safety, compared to healthy controls, are noted. Solithromycin has been demonstrated to have potent anti-

inflammatory properties in addition to its antibacterial properties; as a result, we evaluated solithromycin in a diabetic mouse model of NASH-HCC to investigate its potential effects on this liver disease, and in the study solithromycin demonstrated potential anti-NASH and anti-hyperglycemic effects. In September 2015, we initiated an exploratory single arm Phase 2 trial for solithromycin to explore the effects of treating patients with NASH for which we expect to complete enrollment by the end of 2016.

Older macrolides, because of their anti-inflammatory properties, are used to treat COPD to lower the dose of steroids. Solithromycin has demonstrated anti-inflammatory properties and in September 2015, we initiated a Phase 2 trial in COPD patients to test its anti-inflammatory capabilities for which we expect to complete enrollment by the end of 2016.

In the future we may pursue secondary indications for solithromycin to treat other infections in cystic fibrosis patients, Helicobacter gastritis, malaria, tuberculosis, and eye infections.  An ophthalmic solution has been made that we are currently testing in in vitro and animal models. Solithromycin has also been demonstrated to have in vitro activity against enterococci, including vancomycin-resistant enterococci.

Other Research Programs. Shortly after our inception, we entered into a collaborative research and development and license agreement with Optimer Pharmaceuticals, Inc., or Optimer, which was acquired by Cubist Pharmaceuticals, Inc. in October 2013, which was in turn acquired by Merck in January 2015. The license agreement gives us exclusive access to a library of over 500 macrolide compounds, which we have further expanded through our own discovery efforts. Macrolides are complex structures which can be chemically modified to eliminate their antibacterial activities. We have developed our own proprietary macrolide compounds which we intend to use to develop drugs with no antibiotic effect and replace use of older macrolides in inflammatory conditions and other indications such as diabetic gastroparesis. Several compounds have been identified through our screening programs that could potentially address therapeutic needs in the areas of inflammation, diabetic gastroparesis and cancer.

We are conducting early drug discovery studies for the use of macrolides in treating diabetic gastroparesis, which is related to a lack of neural response in the gastrointestinal tract of diabetic patients, and gastroesophageal reflux disease, or GERD, both likely to be helped by addressing motilin function. Motilin is a naturally occurring peptide that causes the stomach to contract to initiate the migratory motor complex that empties the stomach. Erythromycin and related antibiotics have known activity as motilin agonists. Through our discovery program, we have identified compounds that are active in the motilin receptor binding assay, as well as in rabbit duodenal strip contraction assays. These compounds are being optimized chemically for pharmacokinetic properties and oral bioavailability.

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

Antibiotic resistance is primarily caused by genetic mutations in bacteria selected by exposure to antibiotics where the drug does not kill all of the bacteria. In addition to mutated bacteria being resistant to the drug used for treatment, many bacterial strains can also be cross-resistant, meaning that the use of a particular treatment to address one kind of bacteria can result in resistance to other kinds of bacteria as well as to other antibiotics. As a result, the effectiveness of many antibiotics has declined, limiting physicians’ options to treat serious infections and creating a global health issue. For example, it is estimated that in the U.S. approximately 44% of pneumococci, the primary pathogen involved in respiratory tract infections, are resistant to azithromycin and other macrolides commonly used to treat them. In addition, no new antibiotic has been developed for pediatric use in over 20 years and this population also is showing growing resistance to currently available antibiotics. Resistance also is growing to antibiotics currently used to treat infections in pregnant women.  Antibiotic resistance has a significant impact on mortality and morbidity and contributes heavily to health care system costs worldwide.

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

Recognizing the seriousness of growing antibiotic resistance, in July 2012, Congress passed the GAIN Act to provide economic incentives to promote the development of antibiotics designed to treat specific qualified infections disease pathogens identified by the FDA.  Among the pathogens that the FDA has identified as qualified infectious disease pathogens are MRSA, vancomycin-resistant Staphylococcus aureus and vancomycin-resistant Enterococcus. The incentives will be granted for an antibiotic that is designated by the FDA as a qualified infectious disease product, or QIDP.   QIDP designation provides certain incentives for the development of new antibiotics, including priority review, and a five year extension of new chemical entity exclusivity.  Pursuant to the GAIN Act, in 2013, the FDA designated each of the oral and IV formulations of solithromycin as a QIDP for the indication of CABP, which was designated a qualified infectious disease pathogen by the FDA in 2013. In 2014, the FDA designated oral solithromycin as a QIDP for the treatment of uncomplicated gonococcal infections, which were designated as a qualified infectious disease pathogen by the FDA in 2014.

Solithromycin

Overview

We are developing solithromycin, a fourth generation macrolide and the first fluoroketolide, to treat multiple infectious diseases in multiple patient populations.  We are initially developing solithromycin for respiratory tract infections, including CABP, and also for treating other infections, including bacterial urethritis. Traditionally, macrolides have been among the most commonly prescribed drugs for respiratory tract infections because of their combination of spectrum of activity, safety for use in adult and pediatric patients, tissue distribution and activity against intracellular pathogens, pharmacokinetics allowing use in oral and IV formulations, and anti-inflammatory properties. However, the effectiveness of macrolides for treating serious respiratory tract infections such as CABP has declined due to resistance issues related to earlier generations of macrolides. We believe our clinical and pre-clinical results suggest that solithromycin retains and improves on the benefits of, and overcomes the shortcomings of, earlier generation macrolides.

We also believe that solithromycin can be used as a monotherapy to treat CABP, due to its potency and planned availability in IV and oral formulations.

Solithromycin Market Opportunity

We are developing solithromycin in both oral (including a suspension formulation) and IV formulations initially as a treatment for CABP, which is a respiratory tract bacterial infection acquired outside of a hospital setting. Respiratory tract infections can range from severe diseases such as pneumonia (CABP), to similar infections of the respiratory tract such as pharyngitis (which is usually referred to as strep throat), bronchitis, chronic sinusitis and middle ear infections (which are especially common in children). CABP is one of the most common serious infectious diseases of the respiratory tract and is the most frequent cause of death due to bacterial infections in the U.S. There are 1.6 million fatal cases of pneumococcal disease annually worldwide which is more than the deaths caused annually by breast or prostate cancer. There are approximately five to six million cases of CABP in the U.S. every year, approximately one million of which require hospitalization. Typical bacteria that cause CABP include Streptococcus pneumoniae, Haemophilus influenzae, Moraxella catarrhalis and Staphylococcus aureus. These four bacteria account for approximately 85% of CABP cases. Other organisms, called atypical bacteria, may be involved in CABP and include Legionella pneumophila, S. aureus, Chlamydophila pneumoniae and Mycoplasma pneuomoniae.

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

CABP and other respiratory tract infections can be treated with numerous classes of antibiotics, including macrolides, tetracyclines, fluoroquinolones, penicillins and cephalosporins. Each class has a different mechanism of action and resulting spectrum of activity. Each class, however, whether used alone or in combination, has limitations that can impede the treatment of CABP infections. Historically, macrolides have been among the most commonly prescribed drugs for respiratory tract infections because of their broad spectrum of activity and relative safety. Azithromycin, a second generation macrolide which is sold as Zithromax and Z-PAK and as a generic, is the most widely prescribed macrolide with total U.S. prescriptions of 50 million in 2013, according to IMS New Prescription Audit.

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

We believe that the initial market acceptance of Ketek, which, according to IMS Health, in 2005, its first full year after FDA approval, generated 3.4 million prescriptions and $193 million in sales in the U.S., demonstrates the potential for a new macrolide therapy. However, soon after its U.S. approval in 2004, Ketek was found to cause reversible visual disturbances, loss of consciousness, exacerbate myasthenia gravis (a neurological disorder characterized by improper muscle regulation) and cause liver toxicity resulting in liver failure. Ketek was withdrawn in 2007 for use in all infections other than CABP, and as a result, the large market predicted for Ketek has not developed. While Ketek is a macrolide, solithromycin has a different chemical structure from Ketek, and therefore we believe is not likely to have the safety issues associated with Ketek. Our research, which was published in a peer-reviewed article in Antimicrobial Agents and Chemotherapy, suggests that pyridine, a chemical component of Ketek, is the agent that causes liver toxicity and other problems associated with Ketek. Solithromycin and older generation macrolides, including azithromycin and clarithromycin, do not have a pyridine component and have a safety profile distinct from that associated with Ketek. We believe that solithromycin has the potential to be more successful than older macrolides because of the activity against resistant pathogens and potency demonstrated in our Phase 3 trials for CABP and demonstrated to date in our ongoing Phase 3 trial for gonorrhea, which confirm the efficacy and safety profile demonstrated in our previous trials.

As a result of the limitations of current therapies for CABP, we believe there is an opportunity to introduce the fourth generation macrolide that is more potent and effective against bacteria that are resistant to older generations of macrolides, while retaining the traditional safety and anti-inflammatory properties that macrolides are known to exhibit. To date, our Phase 1, Phase 2 and Phase 3 clinical trials of solithromycin to treat CABP have demonstrated that solithromycin is potent and effective against resistant bacteria and is well tolerated. We also believe that developing IV and oral formulations will provide flexibility to physicians to treat patients according to the severity of their disease and transition some patients from IV to oral, enabling them to leave the hospital sooner. If approved by the FDA, solithromycin would be the first macrolide approved with both IV and oral capsule and suspension formulations since azithromycin was approved more than 20 years ago.

Further, we believe that the designation by the FDA of solithromycin as a QIDP for the treatment of CABP provides us with advantages in its development, namely priority review, and a five year extension of new chemical entity (NCE) exclusivity.

In addition to CABP, there is a large public health need for a new and effective oral treatment for treating bacterial urethritis. Resistance has emerged to cefixime, which was the only remaining oral therapy for gonococci infections, such as bacterial urethritis. Our Phase 2 trial conducted in 2013 demonstrated that solithromycin is active against most bacterial pathogens known to be involved in bacterial urethritis including gonococci, chlamydia and mycoplasma. The CDC has identified N. gonorrheae as one of the three pathogens that pose an immediate public health threat that require urgent and aggressive action.  In addition, the CDC and key opinion leaders have expressed the need for an oral antibiotic as a replacement for cefixime because of resistance development. The development of solithromycin for bacterial urethritis would present an additional market opportunity for solithromycin and all of the patient data gathered in any trials would also contribute to the safety data base for CABP development. The FDA has indicated to us that a single Phase 3 trial for solithromycin in bacterial urethritis could be sufficient for approval.  In 2014, the FDA designated solithromycin as a QIDP for the treatment of uncomplicated gonococcal infections, which would provide us with the same development advantages discussed above for solithromycin as a treatment for CABP.

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

Solithromycin has demonstrated a favorable safety and tolerability profile. Solithromycin has been evaluated in over 1,600 subjects in our Phase 1, Phase 2 and Phase 3 clinical trials and has been shown to be safe and well tolerated. In the Phase 2 trial, there were fewer adverse events compared to levofloxacin, none of which required the patient to prematurely discontinue treatment with solithromycin, and no serious adverse events determined by the investigator to be related to solithromycin. In the Phase 3 trial for oral solithromycin, serious adverse effects, or SAEs, occurred with equal frequency in both the solithromycin and moxifloxacin arms (<7% of patients) and no SAEs were considered study drug related. In this trial, the overall safety and tolerability profile of solithromycin was comparable to that of moxifloxacin, although more patients receiving moxifloxacin had Grade 4 ALT elevation (>8×ULN) (1.2% versus 0.5% among solithromycin recipients), and more patients receiving moxifloxacin had documented C. difficile-associated diarrhea/colitis (n=2, versus 0 with solithromycin). In the IV to oral solithromycin Phase 3 clinical trial, SAEs occurred with comparable frequency in both arms (<7% of patients) and only three SAEs (two solithromycin, one moxifloxacin) were considered study drug related, all of which were allergic reactions and occurred during the first IV dose. The most frequently reported adverse events for solithromycin were infusion-related events, a well-known class effect of intravenous macrolide antibiotics, which occurred in 31.3% of solithromycin recipients and 5.4% of moxifloxacin recipients, the majority (over 80%) of which were mild and well tolerated.  Grade 3 ALT elevation (>3-8×ULN) occurred in 3.4% of moxifloxacin patients and 8.2% of solithromycin patients and Grade 4 ALT elevation (>8×ULN) occurred in 0.5% of moxifloxacin patients and 0.7% of solithromycin patients. The ALT elevations observed on the solithromycin arm generally peaked at Day 4 and declined with continued dosing through Day 7.  One patient who received moxifloxacin had treatment emergent concomitant ALT and bilirubin elevation meeting Hy’s Law criteria.  One solithromycin patient met Hy’s Law criteria at baseline prior to exposure to solithromycin, but improved over the 7-day course of treatment. There were no concomitant ALT and bilirubin increases related to solithromycin administration and therefore no Hy’s Law criteria was met for hepatotoxicity.  The mean heart rate declines were nearly identical (less than 2 bpm) between treatment arms, declining by 5.5, 8.3, 10.6, 11.5, 12.7 bpm among solithromycin recipients at Day 1 (4 hours post-infusion), Day 2, Day 3, Day 4, and Day 7 (+2 days), versus mean declines of 5.7, 8.3, 11.1, 13.3, 14.5 bpm among moxifloxacin recipients. Safety and tolerability also were demonstrated in our Phase 2 trial for bacterial urethritis as well as in our study in patients with mild to severe chronic liver disease. We have completed Phase 1a studies in adolescent children as part of the pediatric development program funded by BARDA.  In this study solithromycin demonstrated the same safety and pharmacokinetics as demonstrated in our adult programs. We believe that solithromycin’s safety and tolerability profile will allow it to be used in many patient populations, including pediatrics and pregnancy.

Solithromycin has demonstrated comparable efficacy to the current standard of care for CABP and non-inferiority compared to another widely used treatment for CABP. In our Phase 2 trial in 132 CABP patients comparing the oral formulation of solithromycin to levofloxacin, solithromycin successfully demonstrated efficacy comparable to levofloxacin. In addition, solithromycin was highly effective in our Phase 2 trial of bacterial urethritis. In our two Phase 3 CABP trials which enrolled 860 CABP patients each, solithromycin met the primary objective of statistical non-inferiority compared to moxifloxacin.

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

Solithromycin has improved anti-inflammatory qualities. In CABP and other bacterial infections, the body’s immune response to the bacteria results in inflammation and tissue damage, which worsens symptoms. In addition to their antibacterial effects, macrolides also have anti-inflammatory properties which help patients feel better earlier. Our pre-clinical data suggest that solithromycin could have significantly greater anti-inflammatory properties than azithromycin and clarithromycin, which are used to treat patients with cystic fibrosis, or CF, and COPD, primarily for their anti-inflammatory properties.  In September 2015, we initiated a Phase 2 study in COPD patients to determine the anti-inflammatory effects of solithromycin in this patient group.

Clinical Data

Phase 3 IV to Oral CABP Trial.  We successfully completed our global, pivotal Phase 3 clinical trial of IV solithromycin progressing to oral solithromycin in the treatment of patients with CABP. The trial enrolled globally 863 patients with moderate to moderately severe CABP (pneumonia of PORT Class II, III and IV severity classification). Enrollment of PORT Class II pneumonia patients was limited to 25% of the study population and 25% of the population was PORT IV patients. Patients were randomized to receive either intravenous solithromycin or moxifloxacin at a daily dose of 400 mg once each day for seven days with the ability for the physician to switch to oral solithromycin or oral moxifloxacin, when pre-defined switch criteria were met, to complete the seven day course of therapy.  When switching to oral solithromycin, the first day of the switch was a loading dose of 800 mg followed by a 400 mg dose once a day for the remainder of the seven day course. The comparator moxifloxacin did not have a loading dose according to label, and was switched to oral 400 mg moxifloxacin once a day for the remainder of the seven-day course of treatment. The primary objective was demonstration of non-inferiority of early clinical response at 72 (-12/+36) hours, as specified by FDA guidance, defined as having improvement in at least two of the following four symptoms (without worsening of any) in the intention-to-treat, or ITT, population: cough, shortness of breath, chest pain and sputum production. The study was designed to provide 90% power to demonstrate non-inferiority in early clinical response rate for solithromycin versus moxifloxacin utilizing a 10% non-inferiority, or NI, margin. Secondary endpoints included the clinical success rate at the short term follow up visit five to 10 days following the last dose of study drug in the ITT and clinically evaluable populations, and a comparison of safety and tolerability of solithromycin compared to moxifloxacin. The pooled mITT population from both the oral and IV trials was also a co-primary endpoint for the oral Phase 3 trial and a secondary endpoint for the IV Phase 3 trial.

In the IV to oral clinical trial, solithromycin met the endpoint for the FDA. In the ITT population (all randomized patients), solithromycin met the FDA primary objective of statistical NI (10% non-inferiority margin) compared to moxifloxacin at the early clinical response (ECR, 72 [-12/+36]) hours after initiation of therapy). The point estimates for the primary endpoint of early clinical response were 79.3% for solithromycin and 79.7% for moxifloxacin. The 95% confidence interval for the treatment difference had lower and upper bounds of -6.1% and 5.2%, respectively.

Solithromycin also met the objective of statistical NI compared to moxifloxacin at the ECR in the mITT population (those patients with an etiologic diagnosis of the cause of CABP) from the pooled data from both Phase 3 studies. The point estimates were 77.2% for solithromycin and 78.9% for moxifloxacin with lower and upper bounds of the 95% confidence interval for the treatment difference of -7.4% and 4.2%.

Solithromycin also met the secondary endpoint of NI compared to moxifloxacin in the mITT population at the ECR time point from the IV to oral trial alone. The point estimates for this endpoint were 80.3% for solithromycin and 79.1% for moxifloxacin with lower and upper bounds of the 95% confidence interval for the treatment difference of -8.1% and 10.6%.

Additional secondary endpoints evaluated solithromycin at the short term follow up visit (SFU) five to 10 days after therapy in both the ITT and clinically evaluable, or CE, populations. Clinical success rates as determined by investigators at the SFU visit were high for both the solithromycin and moxifloxacin groups in the ITT population with point estimates of 84.6% and 88.6%, respectively. Clinical success rates were also high in the CE-SFU population for both the solithromycin and moxifloxacin groups, with point estimates of 86.4% and 92.8%, respectively. This CE outcome was skewed in favor of moxifloxacin by a blinded drug distribution delay which led to discontinuation of study drug, not related to safety or efficacy, in solithromycin patients only. Censoring these five patients, all of which fell on the solithromycin side, results in point estimates for CE population success at the SFU visit of 87.6% for solithromycin patients.

The primary endpoints for the EMA were NI in the investigator assessment of clinical success rates at the SFU time point in the ITT-SFU and the CE-SFU populations, limited to patients with PORT III/IV CABP. Solithromycin was NI to moxifloxacin in the ITT-SFU population. As well, solithromycin would be NI to moxifloxacin in the CE-SFU population, after censoring those patients from the CE population who had early discontinuation of blinded study drug due to supply issues.

In the IV to oral solithromycin clinical trial, serious adverse events, or SAEs, occurred with comparable frequency in both arms (<7% of patients) and only three SAEs (two solithromycin, one moxifloxacin) were considered study drug related, all of which were allergic reactions and occurred during the first IV dose. The mean (median) duration of IV therapy was similar between treatment arms, with 3.7 days (3 days) for solithromycin recipients and 4.0 days (3 days) for moxifloxacin recipients, with comparable numbers of patients receiving the total 7 days of study drug in both study groups (22.0% solithromycin, 25.6% moxifloxacin).  The most frequently reported adverse events for solithromycin were infusion-related events, a well-known class effect of intravenous macrolide antibiotics, which occurred in 31.3% of solithromycin recipients and 5.4% of moxifloxacin recipients, the majority (over 80%) of which were mild and well tolerated.  Study discontinuation due to infusion-related events occurred in 10 patients who received solithromycin and one patient who received moxifloxacin.  Non-infusion related adverse events leading to study drug discontinuation occurred in 3.5% of solithromycin patients and 3.8% of moxifloxacin patients.  Cardiac adverse events and allergic adverse events were the most common reasons for discontinuation of moxifloxacin.

Non-infusion related adverse events occurred with similar frequency between treatment arms (34.5%, versus 32.9% with moxifloxacin), with the most frequently reported being diarrhea (4.4%, versus 5.9% with moxifloxacin), headache (3.5%, versus 4.2% with moxifloxacin), nausea (3.2%, versus 1.6% with moxifloxacin), hypokalemia (2.5%, versus 2.1% with moxifloxacin), dizziness (2.5%, versus 1.2% with moxifloxacin), insomnia (2.1%, versus 1.2% with moxifloxacin), and hypertension (1.4%, versus 2.3% with moxifloxacin). No other treatment-emergent adverse events occurred, in either arm, with 2.0% incidence or greater. C. difficile-associated diarrhea was diagnosed in one moxifloxacin recipient. Asymptomatic, reversible ALT elevation, a well-known class effect of macrolides, was observed in both treatment arms. Grade 3 ALT elevation (>3-8×ULN) occurred in 3.4% of moxifloxacin patients and 8.2% of solithromycin patients and Grade 4 ALT elevation (>8×ULN) occurred in 0.5% of moxifloxacin patients and 0.7% of solithromycin patients. The ALT elevations observed on the solithromycin arm generally peaked at Day 4 and declined with continued dosing through Day 7.  One patient who received moxifloxacin had treatment-emergent concomitant ALT and bilirubin elevation meeting Hy’s Law criteria.  One solithromycin patient met Hy’s Law criteria at baseline prior to exposure to solithromycin, but improved over the 7 day course of treatment. There were no concomitant ALT and bilirubin increases related to solithromycin administration and therefore no patient met Hy’s Law criteria post-baseline

Phase 3 Oral CABP Trial. We successfully completed our global, pivotal Phase 3 clinical trial of solithromycin oral capsules in the treatment of patients with CABP. This Phase 3 trial was a double-blind, active-controlled global, multi-center trial that enrolled 860 adult patients with moderate to moderately severe CABP (pneumonia of PORT Class II, III and IVa severity classification).  This would be pneumonia severity scores of 51-105. Enrollment of PORT Class II pneumonia patients was limited to 50% of the study population. Patients were randomized to receive either oral solithromycin, as an 800 mg loading dose followed by 400 mg once daily for a total of five days, while oral moxifloxacin was dosed at 400 mg once daily for seven days. The primary objective was demonstration of non-inferiority of early clinical response at 72 (-12/+36) hours, as specified by FDA guidance, defined as having improvement in at least two of the following four symptoms (without worsening of any); cough, shortness of breath, chest pain and sputum production in the ITT population. The study was designed to provide 90% power to demonstrate non-inferiority in early clinical response rate for solithromycin versus moxifloxacin utilizing a 10% non-inferiority margin. Secondary endpoints included the clinical success rate at the short term follow up visit 5 to 10 days following the last dose of study drug in the ITT and clinically evaluable populations, and importantly, a comparison of safety and tolerability of solithromycin compared to moxifloxacin.

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

SAEs occurred with equal frequency in both arms (<7% of patients) and no SAEs were considered study drug related. The most frequently reported adverse events for solithromycin were headache (4.5%, versus 2.5% with moxifloxacin), diarrhea (4.2%, versus 6.5% with moxifloxacin), nausea (3.5%, versus 3.9% with moxifloxacin), emesis (2.4%, versus 2.3% with moxifloxacin) and dizziness (2.1% versus 1.6% with moxifloxacin). No other treatment-emergent adverse events occurred, in either arm, with 2.0% incidence or greater. C. difficile-associated diarrhea was diagnosed in two patients, both of whom received moxifloxacin. Asymptomatic, reversible ALT elevation was observed in both treatment arms. Grade 3 ALT elevation (>3-8×ULN) occurred in 2.1% of moxifloxacin patients and 4.6% of solithromycin patients and Grade 4 ALT elevation (>8×ULN) occurred in 1.2% of moxifloxacin patients and 0.5% of solithromycin patients. No patient in either arm of the study had treatment emergent concomitant ALT and bilirubin elevation meeting Hy’s Law criteria.

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

In the CE population, the numerical success rate was higher in the levofloxacin arm (93.1%), with broadly overlapping confidence intervals versus 83.0% in the solithromycin arm. This in large part is due to exclusion of a larger number of failure patients from the levofloxacin arm and exclusion of treatment successes from the solithromycin arm on the basis of pre-established study criteria including validation of key inclusion and exclusion criteria and the completion of key visits and assessments.

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

Safety was an important focus of this Phase 2 trial. In the trial, patients receiving levofloxacin reported more adverse events and severe adverse events than solithromycin patients. There were 19 patients (29.7%) in the solithromycin group with treatment emergent adverse events, or TEAE, compared with 31 patients (45.6%) in the levofloxacin group. There were no patients in the solithromycin group that discontinued the study due to a TEAE as compared to six patients (8.8%) in the levofloxacin group. The overall incidence of TEAEs was greater in the levofloxacin arm, at all degrees of severity. Notably, gastrointestinal disorders, including abdominal discomfort, nausea, and vomiting, all occurred with greater frequency among levofloxacin recipients.

In addition to TEAEs, the trial also recorded serious adverse events, which are adverse events of particular severity that, among other defining criteria, might result in hospitalization or threaten overall health or survival. There were nine patients who experienced one or more serious adverse events during the study, two solithromycin recipients and seven levofloxacin recipients. The investigator determined that both of the serious adverse events reported in solithromycin recipients were unrelated to solithromycin, while one of the seven reported in levofloxacin recipients was unrelated to levofloxacin.

Phase 1 IV Trial. The objective of our Phase 1 IV trial for solithromycin was to demonstrate safety and tolerability as well as to select the therapeutic dose after IV administration for our planned second Phase 3, IV to oral trial. We tested escalating IV doses of 25 mg, 50 mg, 100 mg, 200 mg, 400 mg, 800 mg and 1000 mg administered as single doses or 200, 400, 600 and 800 mg doses administered once daily for seven days. Patients were randomized into solithromycin and placebo arms. In the trial, the most common adverse events, or AEs, were general disorders and administration site conditions related to infusion discomfort or pain. Our Phase 1 trial also tested infusion solutions designed to minimize injection site pain. No AEs were reported in any of the studies that resulted from clinically significant changes in vital signs or ECG data. In healthy subjects who received repeat-dose IV solithromycin (200, 400, or 800 mg QD for up to seven days) in the Phase 1 study 20% had asymptomatic and reversible ALT elevations. One subject, who received three daily doses of 800 mg, had a reversible and asymptomatic Grade 4 ALT elevation without bilirubin elevation. These ALT elevations were reversible and not associated with symptoms, bilirubin elevation or cholestasis. No loss-of-consciousness or myasthenia exacerbations were observed. Among patients receiving repeated doses of 400 mg daily for up to seven days, no clinically significant systemic adverse events were observed, except injection site pain in some subjects. In addition, the desired PK profile was achieved, with clinically relevant mean peak solithromycin concentrations of 4 µg /mL. Modeling of the PK data suggest that initial intravenous dosing with 400 mg once-daily, with a switch to oral administration when clinically appropriate to the same dose as in the oral program, i.e. 800 mg loading dose and 400 mg maintenance dose, will achieve concentrations of the drug that warrant its evaluation in the treatment of moderate to severe community acquired bacterial pneumonia caused by pathogens including azithromycin-resistant pneumococcus, Legionella, Mycoplasma, Moraxella, Hemophilus influenzae, and Staphylococcus aureus , including methicillin susceptible and community-acquired methicillin-resistant Staphylococcus aureus, all of which are infections that could require elevated concentrations of antibiotics. Based on this study, we selected a therapeutic dose of 400 mg administered intravenously once daily for up to seven days for our Phase 3 IV-to-oral trial with the option of stepping down to oral treatment of solithromycin when appropriate as decided by the physician based on decreased symptoms.

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

The results from our first Phase 1 dose escalation study demonstrated that doses of solithromycin from 200 mg to 600 mg had a favorable safety profile and were well tolerated in healthy subjects and that the compound’s pharmacokinetic profile was supportive of once-daily dosing. In this study, solithromycin was administered orally once-daily for seven days at 200 mg, 400 mg and 600 mg. The bioavailability of solithromycin was calculated to be 67% whereas azithromycin’s bioavailability is 38% as reported in its package insert. The concentration of solithromycin was measured in the plasma on Day 1 and Day 7. The compound showed moderate accumulation over the seven days of dosing, indicating that a loading dose regimen followed by a maintenance dose would be suitable, as has been noted with macrolides like azithromycin in the past. These blood levels were subjected to a sophisticated computer model based on efficacy studies in mouse models, which led to identifying a loading dose of 800 mg with a maintenance dose of 400 mg as the therapeutic dose. At these doses solithromycin is expected to be clinically effective against 99.99% of pneumococci with a minimum inhibitory concentration, or MIC, of 2 µg/ml or less, while no pneumococcal strains with an MIC of >1 µg /ml have been identified in any of the surveillance programs. Mild, clinically insignificant gastrointestinal side effects were the most common adverse events observed in each dose group. Importantly, there were no clinically significant adverse events.

In CABP, the lung is the target organ where pathogens replicate. Therefore, in the first quarter of 2010, we conducted a Phase 1 pharmacokinetic study of solithromycin in 31 healthy human volunteers to measure the concentration of solithromycin in the epithelial lining fluid, or ELF, and in alveolar macrophages, or AM, compared to the concentration in plasma. After five days of dosing (400 mg per day, without loading), we performed bronchoalveolar lavage (BAL), a medical procedure to collect fluid and cells in the lung. BAL analysis was performed in groups of six at 3, 6, 9, 12 or 24 hours following the last solithromycin dose on Day 5, and solithromycin concentrations were measured in each of the ELF, AM, and plasma. The concentration of solithromycin in ELF was 10 times that of plasma and in AM it was 100 times that of plasma. As shown in Table 1, solithromycin’s drug levels are higher than those achieved by azithromycin and solithromycin reaches the site of infection at concentration levels several fold in excess of the levels necessary to kill the relevant bacteria according to our pre-clinical studies. Higher drug levels also inhibit bacterial regrowth and resistance development during intervals between dosages.

Table 1: Solithromycin Oral Phase 1 Results: Pulmonary Levels of Solithromycin and Azithromycin at Time of BAL.

Antibiotic	Dose	Plasma Cmax (µg/mL)	ELF Cmax (µg/mL)	AM Cmax (µg/mL)
Solithromycin	400 mg qd/5 d	0.7	7.6	102
Azithromycin(1)	500 mg qd/1 d; 250 mg qd/4 d	0.1	2.2	57

(1)	Zithromax Prescribing Information with loading dose of 500 mg on Day 1 followed by 250 mg daily for four days, Foulds, et.al., 1990.

We also conducted three drug-drug interaction (DDI) studies in 2010 and 2011 in which solithromycin was co-administered with rifampin, midazolam or ketoconazole to test its effects on these drugs. These studies have been successfully concluded and the data confirm that solithromycin’s interactions with CYP3A4, an enzyme in the liver that metabolizes a number of drugs, are consistent with older macrolides’ interactions with CYP3A4. In addition, in 2015, we determined interaction with digoxin a P-glycoprotein substrate. As expected, solithromycin did show some interaction although less than that reported for the generic macrolide, clarithromycin. This concludes all the DDI studies we believe are required for the NDA and MAA.

Thorough QT (TQT) Study.  Macrolides are known to cause QT prolongation that may be associated with risk of arrhythmia. In 2013, the U.S. drug label for azithromycin, the most commonly prescribed macrolide antibiotic in the U.S., was updated to include a warning of possible QTc prolongation and the risk for sudden death. This label change followed publication of a study that suggested a higher risk of cardiovascular death in persons treated with a 5-day course of azithromycin compared to persons treated with amoxicillin, ciprofloxacin, or no drug. We conducted a TQT study of solithromycin, the top line results of which demonstrated no QT effects at single intravenous (IV) doses of 800 mg infused over 40 minutes (achieving a geometric mean Cmax of 5.7 µg/mL).  In our solithromycin TQT study, 48 subjects were enrolled in a three-way randomized dosing sequence cross-over design to receive 800 mg of IV solithromycin infused over 40 minutes to obtain maximal cardiac exposure (Cmax), 400 mg of oral moxifloxacin, which was used as the positive control along with IV physiologic saline to maintain study blinding, or IV physiologic saline as the negative control. There was a seven-day washout period between dosing intervals. Data were collected continuously for 25 hours, starting one hour before dosing, using 12-lead ECG Holter monitors. Electrocardiograms were analyzed by a core laboratory. The study’s assay sensitivity was confirmed by the observation of QTc prolongation following dosing with moxifloxacin. The study thereby constitutes a solidly negative TQT study as defined by the ICH E14 guidance. In the same study, a small increase in heart rate was noted with Solithromycin at the supratherapeutic exposures achieved in this study had no significant effect on the QT interval.

Hepatic Insufficiency Phase 1 Study. In 2013, we conducted a safety and pharmacokinetic study of oral solithromycin in subjects with chronic liver disease. The study demonstrated that no dosage adjustment is needed when administering solithromycin to patients with mild, moderate, or severe hepatic impairment.  Solithromycin was well tolerated in this population and no significant differences in safety, compared to healthy controls, were noted.  The most commonly reported adverse effects were mild diarrhea and mild headache.

Renal Insufficiency Phase 1 Study. In 2015, we conducted a safety and pharmcokinetic study of oral solithromycin in moderate and severe renal insufficiency. The study demonstrated higher blood levels in patients with severe renal insufficiency. Based on our results in the Phase 3 trials as well as our computer modeling studies, we believe either no dose adjustment will be needed in mild and moderate renal insufficiency patients but some dose adjustment will be needed in the severely renal impaired patients.

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

Pediatric trials. Pediatric clinical trials funded by BARDA were initiated as a Phase 1a trial by enrolling adolescents with suspected or confirmed bacterial infections who received solithromycin capsules (12 mg/kg on Day 1 [up to 800 mg], 6 mg/kg daily on Days 2-5 [up to 400 mg]). The safety and pharmacokinetics were similar to that noted in adults. A suspension formulation has been developed and a Phase 1b study using the suspension, capsules and intravenous formulations is enrolling 64-96 pediatric patients aged newborn to 17 years with suspected or confirmed bacterial infections. The study is open label and the primary endpoint will be to determine safety and pharmacokinetics in the pediatric population. Ongoing with this program, and included in the BARDA funding, is the optimization of the commercial pediatric suspension product for which we have finalized the Phase 2/3 protocol for the pivotal global pediatric study that is expected to begin in the first quarter of 2016.

Pre-Clinical Data. Our pre-clinical studies support four of the key attributes of solithromycin: potency against a broad range of bacteria, potential to have a low incidence of resistance, intracellular activity and anti-inflammatory qualities associated with macrolides.

Potency. We have extensively studied solithromycin’s in vitro activity and potency against a variety of respiratory and non-respiratory bacteria. solithromycin was tested against clinical isolates including pneumococci, Haemophilus, Legionella, Moraxella, Chlamydia, Neisseria, beta-hemolytic streptococci, Mycoplasma, S. aureus (including MRSA), coagulase negative staphylococci, enterococci and many other bacteria. These studies found that solithromycin exhibited two to four times greater potency compared to Ketek, and superior potency compared to other macrolides against most bacteria causing CABP. In another study, solithromycin demonstrated superior activity against several serotypes of Legionella pneumophila compared to other macrolides, particularly erythromycin and azithromycin, which are commonly used to treat Legionellosis. Legionella are atypical bacteria and are not susceptible to penicillins and cephalosporins commonly used to treat CABP, but are susceptible to fluoroquinolones such as levofloxacin. The results of these studies are presented in Table 2 below. Potency against a panel of bacterial strains is measured by MIC90, which refers to the concentration needed to inhibit the growth of 90% of a panel of bacterial strains isolated from patients. A lower MIC90 indicates greater potency against a particular bacterium.

Table 2. Solithromycin Pre-Clinical Data: Solithromycin in vitro Activity Against CABP Bacteria.

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

NT = Not tested.

Resistance. Solithromycin was tested against pneumococcal strains that have become resistant to older macrolides as a result of mutations called erm(B), mef(A), a combination of erm(B) with mef(A), and L4 mutations. As shown by the in vitro potency data in Table 3 below, solithromycin was active against all tested pneumococcal strains that are resistant to older macrolides.

Table 3. Solithromycin Pre-Clinical Data: MIC50 and MIC90 Values (µg/ml) of Pneumococci with Defined Macrolide-Resistant Mechanism.

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

We have continued to study global susceptibility and resistance patterns against relevant pathogens in CABP and tested solithromycin against pathogens collected in 2011 from respiratory tract infections. Solithromycin displayed coverage against 100.0% of S. pneumoniae strains (1,713 strains collected from the U.S., Europe, Latin America and Asia Pacific) at ≤1 µg/mL (a level which is achievable in the plasma and tissues). The MIC90 against S. pneumoniae was 0.12 µg/mL in these studies. The macrolide resistance rate has continued to increase and in the most recent 2014 surveillance study, 48% of pneumococci collected from U.S. patients were resistant to the older macrolides like azithromycin.  Activity of solithromycin against other respiratory tract associated pathogens, such as H. influenzae and M. catarrhalis, was stable in our continued surveillance years (2008-2014). We believe this confirms that solithromycin could be a promising antibiotic for treatment of bacterial pathogens causing respiratory tract and other infections.

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

Anti-Inflammatory Properties. We conducted studies comparing solithromycin’s anti-inflammatory properties to older macrolides. Solithromycin was more effective than the older macrolides in decreasing the production of cytokines, which are cell-signaling molecules involved in the process of inflammation. Reduction of cytokine activity would be expected to reduce inflammation and resulting tissue damage. Thus, solithromycin is expected to be effective in eradicating the infecting bacteria and reducing the inflammation resulting from the infection, which should result in a faster recovery. Older generation macrolides have also been used in the treatment of diseases like late-stage COPD and CF because of their anti-inflammatory properties. Our pre-clinical data suggest solithromycin could also be used in the treatment of these diseases. In September 2015, we initiated a Phase 2 trial in COPD patients to test its anti-inflammatory capabilities for which we expect to complete enrollment by the end of 2016.

We plan to evaluate the effects of solithromycin in a proof-of-principle study in patients with NASH. NASH is a progressive form of non-alcoholic fatty liver disease, or NAFLD, where accumulation of excessive fat (steatosis) coexists with liver cell injury, inflammation and fibrosis, which eventually leads to cirrhosis and hepatocellular carcinoma. To date, no single therapy has been approved for treating NAFLD/NASH. Solithromycin is well tolerated in patients with mild to severe hepatic impairment and no significant differences in safety, compared to healthy controls, are noted. As a result of its anti-inflammatory properties, we evaluated solithromycin in a diabetic mouse model of NASH-HCC to investigate its potential effects on this liver disease, and in the study solithromycin demonstrated potential anti-NASH and anti-hyperglycemic effects. In September 2015, we initiated an exploratory single arm Phase 2 trial for solithromycin to explore effects for treating patients with NASH for which we expect to complete enrollment by the end of 2016.

In addition, investigators at the University of North Carolina, Chapel Hill, through funding from the National Institute of Allergy and Infectious Diseases, or NIAID are for studying solithromycin’s mucin inhibitory properties and ability to restore lung physiology in cystic fibrosis model systems.

Ongoing and Planned Clinical Trials

Solithromycin as a Treatment for CABP. We are working on pediatric studies for solithromycin in a range of indications for CABP through our agreement with BARDA. BARDA is funding the development of solithromycin in oral, IV and suspension formulations for pediatric use in CABP.  This is the first antibiotic being developed as a suspension for all pediatric age groups for respiratory tract infections in over 20 years.  The pediatric plan was submitted and accepted by the FDA and a similar plan has been submitted to the EMA.  There is an urgent need for a new antibiotic for use in pediatric infections. Together with Toyama, we made a suspension formulation that has been taste tested and demonstrated to be bioavailable in a bioavailability study in adults. We also have completed a Phase 1 study in adolescent children in the U.S.  In that study, conducted in pediatric patients age 12 to 17 years, solithromycin oral capsules were well tolerated and demonstrated a pharmacokinetic profile similar to that seen in adults.  The Phase 1b study will enroll 64-96 pediatric patients aged newborn to 17 years with suspected or confirmed bacterial infections. Patients will receive oral capsules, oral suspension or intravenous solithromycin dosed by weight once per day as add on therapy for up to 5 days. The study is open label and the primary endpoint will be to determine pharmacokinetics in the pediatric population. Safety data will also be collected. On-going with this program, as part of this funding is the optimization of the commercial pediatric suspension product and we are expected to begin the start-up activities for a global Phase 2/3 study that is expected to begin in the first quarter of 2016.

Solithromycin as a Treatment for Bacterial Urethritis. We have demonstrated that solithromycin has in vitro activity against a broad spectrum of pathogens that cause bacterial urethritis, including N. gonorrhoeae, Chlamydia trachomatis, Mycoplasma genitalium, Ureaplasma urealyticum etc. In our Phase 2 trial, we demonstrated that solithromycin is effective in treating gonococcal urethritis/cervicitis, and pharyngeal and rectal gonococcal infections. In 2013, the CDC identified N. gonorrhoeae as an urgent public health threat that requires urgent and aggressive action.   The CDC no longer recommends oral cefixime to be used in the treatment of gonorrhea and the recommended treatment is intramuscular injection of ceftriaxone, plus either azithromycin or doxycycline. Resistance to ceftriaxone has been reported. There is no oral antibiotic currently recommended for treating gonorrhea as well as for treatment of sexual partners of infected patients. This need has become a public health crisis and the WHO and U.S. government are looking for alternative treatments. In August of 2014, we initiated a Phase 3 clinical trial, called Solitaire-U, of a single 1000 mg dose of oral solithromycin in patients with uncomplicated gonorrhea and chlamydia infections compared with intramuscular ceftriaxone plus oral azithromycin. We recently completed our original planned 250 evaluable patient enrollment, with patients from two sites in Australia and one in the U.S. The majority of enrolled patients were men who have sex with men. In December 2015, the NIAID agreed to fund an expansion of the trial to include 60 women and children under a CRADA in order to achieve greater balance in the study population.  A protocol amendment has been submitted to the FDA which allows for enrollment of these additional patients and we expect enrollment of the additional patients to begin in the first half of 2016 and continue into 2017. We believe this expansion is favorable and could allow us to have a broad label for men, women and adolescent children. The FDA has asked that both gonococcus and chlamydia be monitored in our Phase 3 trial and has indicated that a single Phase 3 trial in bacterial urethritis could be sufficient for approval.

Solithromycin in Pregnant Patients.  Infections in pregnancy are difficult to treat because of the nature of the infecting pathogens, such as Group B beta hemolytic streptococci and Ureaplasma. These infections can cause sepsis and also preterm birth. All pregnant women are screened for Group B beta hemolytic streptococci infections and, if not penicillin-allergic, can be treated with penicillin successfully. In penicillin-allergic patients there is no viable option today because of resistance to azithromycin. In patients infected with ureaplasma, penicillin is not effective and azithromycin has been the drug of choice. Recently resistance to azithromycin has increased and there is no optimal treatment option for these infections. In addition, drugs that penetrate the amniotic fluid and placenta in sufficient levels are important to fight infection and azithromycin has low penetration, which decreases its efficacy in treating the infection. Consequently, there is a need for a safe and effective antibiotic that can be administered maternally but reach effective concentrations in fetal blood so that the infection at these sites can be effectively treated. Therefore, pregnant women could be an additional patient population for solithromycin. BARDA funded a segment 3 toxicology study that was completed successfully and these results could allow solithromycin to be tested in pregnancy.

Potential Biodefense Application for Solithromycin. Solithromycin is active against bioterror threat pathogens such as B. anthracis, Yersinia pestis and Francisella tularensis. BARDA also funded studies in non-human primates to test the efficacy of solithromycin in treating bioterror pathogens such as tularemia and anthrax. Successful pilot studies were conducted in 2014 with inhalation exposure in non-human primates in which it was demonstrated that solithromycin was effective in treating both of these infections when the infection was initiated by the pulmonary route.

Taksta (Fusidic Acid)

Overview

Taksta, our fusidic acid product candidate, is an antibiotic that we are developing in the U.S. for the oral chronic treatment of refractory bone and joint infections, including PJI, which are frequently caused by staphylococci, including coagulase-negative and coagulase-positive staphlycocci and MRSA. Fusidic acid is the only member of a unique class of antibiotics, called fusidanes, and has a mechanism of action that differs from any other antibiotic. Fusidic acid has been approved and sold for several decades in Europe and other countries outside the U.S. and has a long-established safety and efficacy profile, but has never been approved in the U.S. We have conducted in vitro tests of Taksta’s activity against thousands of strains of S. aureus found in the U.S. and our data show that virtually all of those strains tested (99.6%) are susceptible to Taksta. In addition, we believe Taksta has the potential to be used in hospital and community settings on both a short-term and chronic basis.  In 2010, we successfully completed a Phase 2 clinical trial with Taksta in ABSSSI patients. In this trial, the Taksta loading dose regimen demonstrated efficacy, safety and tolerability that was comparable to linezolid, the only FDA-approved oral treatment for MRSA. Like ABSSSI, bone and joint infections, including prosthetic joint infections, are often caused by staphylococci, including MRSA. In December 2012, we initiated a Phase 2 trial of Taksta for treatment of primarily staphylococcal infections of infected prosthetic joint infections, hip and knee joints. Based on the results of the 14 patients enrolled in this study, we concluded that the fusidic acid in combination with rifampin was generally comparable to intravenous standard of care antibiotics.

In December 2014, we met with the FDA to review the study design and dosing of the pivotal Phase 3 trial in PJI patients who have failed in therapy and cannot tolerate another surgery. Based on that meeting and subsequent discussions with the FDA, our plan involves testing Taksta for long-term suppressive therapy of refractory bone and joint infections, including PJI, in a single arm trial. Also based on FDA discussions, we plan to conduct a Phase 3 trial for the treatment of ABSSSI. The ABSSSI trial was initiated in November 2015 and the refractory bone and joint study is expected to begin in early 2016. At the completion of the ABSSSI trial and the refractory bone and joint infection study, we will discuss with the FDA to determine if we have adequate data to support approval for both indications or if a second ABSSSI study is needed. The need for additional trials may be negated if Congress passes the 21st Century Cures Act, which contains a limited population antibacterial drug approval pathway designed to streamline the approval process for approval of rare diseases.

Taksta Market Opportunity

According to the IDSA, MRSA infections account for approximately 60% of skin infections seen in U.S. emergency rooms. The most common treatments for prosthetic joint infection with MRSA currently are vancomycin (available as a generic) and sometimes daptomycin (sold under the brand name Cubicin®), both of which are available only as IV formulations for systemic infections. Linezolid, which is also prescribed for prosthetic joint infections, is available in both IV and oral formulations and is one of two oral antibiotics approved by the FDA for MRSA. Linezolid, however, has significant side effects, which include irreversible peripheral neuritis, or the inflammation of nerves and thrombocytopenia, or a relative decrease of platelets in blood. It is recommended that linezolid not be taken for more than 14 days without additional monitoring because of the increased possibility of these side effects. In addition, on July 26, 2011, the FDA published a drug safety communication letter regarding the use of linezolid in patients on serotonergic drugs such as SSRIs (including Prozac, Paxil and Zoloft), which are taken for depression, bipolar disease, schizophrenia and other psychiatric disorders. Given the widespread use of SSRIs and some of the other side effects associated with linezolid, we do not believe that linezolid is an option for many patients. In 2015 a second oral drug, tedizolid (Sivextro®), was approved for ABSSSI caused by susceptible Gram-positive organisms including MRSA.  Tedizolid does not have the same contraindications or drug interactions as linezolid but is only approved as a 6 day IV and/or oral treatment course.  Phase I studies conducted with tedizolid in healthy adults that were treated for 21 days showed a possible dose and duration effect on hematologic parameters beyond 6 days of treatment.  The most common adverse drug reactions in clinical trials from patients treated with tedizolid were nausea, headache, diarrhea, vomiting, and dizziness. We believe there is an opportunity to develop an oral drug that is effective against MRSA and has a safety profile that supports out-patient use, use for chronic indications and use in children.

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

Key Attributes of Taksta

We believe Taksta can be an effective treatment for ABSSSI and refractory bone and joint infections because of the following key attributes.

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

Taksta has demonstrated comparable efficacy to an FDA-approved oral treatment for MRSA. In a Phase 2 trial in 155 ABSSSI patients comparing Taksta to linezolid, the only FDA-approved oral treatment at the time. Taksta successfully demonstrated efficacy comparable to linezolid and confirmed its effectiveness against S. aureus and MRSA. Furthermore, in vitro data have demonstrated that Taksta has potent activity against more than 7,300 strains of S. aureus, including MRSA strains that are community-acquired MRSA, or CA-MRSA, hospital-acquired MRSA, or HA-MRSA, and other known types of MRSA. We have also conducted tests of Taksta’s activity against strains of S. aureus that are found in the U.S. and our data show that virtually all of those strains (99.6%) are susceptible to Taksta. As a result of Taksta’s broad range of activity against S. aureus, physicians could use Taksta to treat a patient with an infected wound, abscess or cellulitis without identifying the particular type of S. aureus causing the infection. Since fusidic acid has a unique structure and target, there is no known cross-resistance with other antibiotics.

Taksta is an oral therapy for all types of S. aureus, including MRSA. The leading treatments for bone and joint and prosthetic joint infections and ABSSSI caused by MRSA are primarily in IV formulations. Linezolid and tedizolid are currently approved for use against MRSA as oral formulations. However, use of linezolid is associated with serious side effects and cannot be used in certain patient populations without additional monitoring. Furthermore, tedizolid may cause some of the same hematologic side effects as linezolid if dosed for more than 6 days. We believe our Phase 2 trial in PJI and other clinical studies and historical data on fusidic acid demonstrate that Taksta has the potential to be a safe and effective oral treatment for refractory bone and joint infections and ABSSSI caused by MRSA. We believe Taksta would enable physicians to treat patients not otherwise needing hospitalization on an outpatient basis, thereby reducing hospitalization costs and avoiding the unnecessary introduction of resistant bacteria into the hospital setting.

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

Clinical Data

Fusidic acid has been used outside the U.S. for approximately four decades. However, fusidic acid has never been approved in the U.S. As a result, we must demonstrate that Taksta is active against current strains of S. aureus , including MRSA, that are responsible for infections in the U.S., as well as to show that it is well tolerated at the dosing regimen that we are developing.

Clinical Trials in PJI.  We initiated, in December 2012, a Phase 2 clinical trial of Taksta for the treatment of prosthetic joint infections. In October 2013, the FDA granted orphan drug designation to Taksta for the treatment of PJI. There is no published FDA guidance for clinical trials for PJI. Further, we need to determine the impact of the orphan drug designation on our clinical development plan and the planned Phase 3 clinical trial to support an NDA.  The Phase 2 trial was an open-label, randomized controlled trial that compared intravenous standard-of-care antibiotic therapy with an oral regimen comprised of fusidic acid plus rifampin for treatment of hip or knee PJI attributed to staphylococci that was managed with two-stage exchange or debride and retain surgical treatment strategies. At the time of initial debridement or explant surgery, empiric IV-standard of care therapy was initiated. Oral antibiotic therapy was initiated post-operatively during a four day window while intravenous antibiotics were continued. Fusidic acid was administered twice daily, with an initial loading dose of 3000 mg (1500 mg BID) followed by a total daily dose (TDD) of 1800 mg (900 mg BID) thereafter, with allowed reduction to 1500 or 1200 mg TDD in case of intolerability. On the second day of oral antibiotic dosing, rifampin was added, at a dose of 450 mg BID, with allowed reduction to 300 mg BID for renal insufficiency or intolerability. If oral therapy with fusidic acid/rifampin was well tolerated and the pathogen was fusidic acid and rifampin sensitive, randomization to continued therapy with IV standard of care versus fusidic acid/rifampin was permitted. At the time of hospital discharge (Day 5-7), Day14 and Day 28 of oral antibiotic therapy, multiple blood samples were obtained from 6 of the study subjects randomized to fusidic acid/rifampin combination therapy to determine fusidic acid and rifampin plasma concentrations, using validated analytical methods. Overall, the efficacy of the fusidic acid/rifampin arm was generally comparable to that of intravenous standard of care antibiotics in the group of 14 randomized patients. Based on prior Phase 1 PK trials with fusidic acid dosing alone, fusidic acid trough concentrations of 100-200 µg/mL were expected at steady state. In our Phase 2 trial, fusidic acid levels were substantially lower, and showed progressive decline from Day 5-7 to 14-28. In one patient for whom rifampin dosing was discontinued following collection of PK blood samples on Day14, a substantial rebound of fusidic acid levels was observed. This observation and a cross-study comparison of fusidic acid exposures (with and without concomitant rifampin) suggest that rifampin reduces fusidic acid exposures by approximately 50-80%.  This circumstance can be equivalent to rifampin monotherapy, and may be associated with rapid emergence of staphylococcal rifampin resistance, as has been previously observed in clinical trials of fusidic acid/rifampin for PJI. In light of these data, we concluded the study and proposed a Phase 3 trial in bone and joint infections in which fusidic acid (alone) would be used in the loading dose and maintenance dose regimen that we used in the ABSSSI Phase 2 trial.  In December 2014, we met with the FDA to review the study design and dosing of the pivotal Phase 3 trial in PJI patients who have failed in therapy and cannot tolerate another surgery. Based on that meeting and subsequent discussions with the FDA, our plan involves testing Taksta for long-term suppressive therapy of refractory bone and joint infections, including PJI, in a single arm trial. Also based on FDA discussions, we plan to conduct a Phase 3 trial for the treatment of ABSSSI. The ABSSSI trial was initiated in November 2015 and the refractory bone and joint study is expected to begin in early 2016. At the completion of the ABSSSI trial and the refractory bone and joint infection study, we will discuss with the FDA to determine if we have adequate data to support approval for both indications or if a second ABSSSI study is needed. The need for additional trials may be negated if Congress passes the 21st Century Cures Act, which contains a limited population antibacterial drug approval pathway designed to streamline the approval process for approval of rare diseases.

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

We began the open-label Phase 2 trial of Taksta in patients with prosthetic joint infections in December 2012.  Based on discussions with the FDA, we revised the protocol to clarify interpretation of end points and expedite trial enrollment. There is no FDA guidance for developing antibiotics for treating PJI, and we designed the Phase 2 trial with a clear endpoint that compares vancomycin, which is the standard of care, to oral fusidic acid and rifampin.  We concluded the trial because we believe we met our primary objectives of the Phase 2 trial, namely safety and efficacy, to determine the study design and dose of our ongoing Phase 3 trial.

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

The results from the Phase 2 trial demonstrated a clinical cure rate comparable to linezolid as described in Table 4 below. The clinical success rates for the Taksta loading dose regimen were comparable to those for the linezolid regimen in the ITT, mITT, CE and ME populations. Respective clinical success rates at the TOC in Taksta loading dose and linezolid treatment groups in the ITT population were 85.9% and 94.8%; in the mITT population, they were 88.1%, and 93.1%; in the CE population, they were 92.3% and 98.5%; and in the ME population, they were 96.0% and 98.0%. Importantly, in patients with documented S. aureus infection at baseline, clinical success rates were 95.8% and 97.9%, and with MRSA 96.8% and 100.0%, in the ME population in the Taksta loading dose and linezolid groups, respectively.

Table 4. Taksta Phase 2 Results: Clinical Response at the TOC.

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

In August 2010, the FDA published new guidance regarding assessment of outcomes for ABSSSI clinical trials, with an emphasis on assessment of the early response to therapy in the ITT population. Following this guidance, 87.2% of study subjects randomized to the Taksta loading dose arm achieved an early response (defined as both cessation of spread of lesion and absence of fever on treatment Day 3, in patients not otherwise considered a treatment failure) compared to 90.9% of the linezolid subjects, as shown in Table 5 below.

Table 5. Taksta Phase 2 Results: Early Clinical Response (Day 3 Visit) in the ITT Population.

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

The results of the trial demonstrated Taksta has a favorable safety and tolerability profile with data comparable to linezolid as shown in Table 6 below. Since the study was blinded, we were required to exclude any patient taking SSRIs, who would have required additional monitoring if administered linezolid. Adverse events were reported in 61.5% of patients in the Taksta loading dose group and in 63.6% of patients in the linezolid group. There were no clinically relevant differences between treatment groups in the types or frequency of adverse events, including gastrointestinal events. Notably, the frequency and intensity of nausea and/or vomiting were similar in the Taksta loading dose and the linezolid treatment groups. There were more nervous system adverse events reported for linezolid (16.9% vs. 10.3%) than for Taksta, the majority of which were headaches.

Table 6. Taksta Phase 2 Results: Adverse Events.

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

We have continued to determine in vitro activity of Taksta against recent strains S. aureus including MRSA collected in the U.S. The activity of Taksta against S. aureus was stable over several surveyed years (2008-2015). These studies have shown that Taksta inhibits 99.7% of S. aureus isolates (and 99.8% of methicillin-resistant Staphylococcus aureus (MRSA) isolates) at a minimum inhibitory concentration (MIC) ≤ 1μg/mL. Only a few S. aureus strains (<1%) displaying elevated Taksta MIC values (>1 µg/mL) were detected in the U.S., which likely carried acquired genes fusB and fusC that confer low level resistance (MIC, 2-8 µg/mL). These genes are usually part of plasmids that can be co-selected by other antimicrobial agents due to the presence of additional resistance genes. These results continue to demonstrate that Taksta could be a valuable alternative for the treatment of staphylococcal infections in the U.S. since the population has not been previously exposed to fusidic acid and resistance is rarely observed among endemic S. aureus. Furthermore, low S. aureus resistance rates of fusidic acid in Europe are encouraging and suggest that after many years of clinical use, fusidic acid is still a reliable option for the treatment of serious staphylococcal infections.

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

Compassionate Use Data. We have treated one patient with severe chronic osteomyelitis under a single-patient compassionate use (expanded access) protocol with Taksta. This patient had been treated unsuccessfully with many approved antibiotics over a period of two years and was scheduled for a leg amputation. After being treated with Taksta, the patient recovered and the large leg lesion healed; the patient was treated with Taksta for approximately two years.  In Canada, where fusidic acid tablets are available, a single patient with S. aureus infected prosthetic joints in both elbows following severe rheumatoid arthritis had failed on all possible oral medications and was scheduled for amputation of one arm. After treatment with higher doses than recommended in Canada and similar to our loading dose regimen, the arm was saved from amputation and the patient has continued on fusidic acid therapy for over four years to date.  These results, while encouraging, are preliminary, from a small number of patients and of limited value because they were not obtained in a controlled clinical trial. Furthermore, these results may not be predictive of our future trial results, including the results of our planned Phase 3 trial regarding refractory bone and joint infections.  To date, we have enrolled additional patients diagnosed with chronic MRSA bone and joint infections under our expanded access protocol.  These patients have been receiving Taksta chronically for several months.

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

Ongoing and Planned Clinical Trials

We submitted a proposed Phase 3 trial protocol for Taksta to the FDA in early 2014 and met with the FDA in December 2014 in a Type C meeting. Based on that meeting, our plan involves testing Taksta for long-term suppressive therapy of refractory bone and joint infections, including PJI, in a single arm trial. Also based on FDA discussions, we plan to conduct a Phase 3 trial for the treatment of ABSSSI. The ABSSSI trial was initiated in November 2015 and the refractory bone and joint study is expected to begin in early 2016. At the completion of the ABSSSI trial and the refractory bone and joint infection study, we will discuss with the FDA to determine if we have adequate data to support approval for both indications or if a second ABSSSI study is needed. The need for additional trials may be negated if Congress passes the 21st Century Cures Act, which contains a limited population antibacterial drug approval pathway designed to streamline the approval process for approval of rare diseases.

Earlier Stage Pipeline Programs

Our earlier stage programs include developing other uses for solithromycin and Taksta, as well as the development of newly discovered compounds as antibiotics and for the treatment of other diseases.

Solithromycin. We plan to evaluate the effects of solithromycin in a proof-of-principle study in patients with NASH. NASH is a progressive form of non-alcoholic fatty liver disease, or NAFLD, where accumulation of excessive fat (steatosis) coexists with liver cell injury, inflammation and fibrosis, which eventually leads to cirrhosis and hepatocellular carcinoma. To date, no single therapy has been approved for treating NAFLD/NASH. Solithromycin is well tolerated in patients with mild to severe hepatic impairment and no significant differences in safety, compared to healthy controls, are noted. Solithromycin has been demonstrated to have potent anti-inflammatory properties in addition to its antibacterial properties; as a result, we evaluated solithromycin in a diabetic mouse model of NASH-HCC to investigate its potential effects on this liver disease, and in the study solithromycin demonstrated potential anti-NASH and anti-hyperglycemic effects. In September 2015, we initiated an exploratory single arm Phase 2 trial for solithromycin to test its anti-inflammatory effects in patients with NASH for which we expect to complete enrollment by the end of 2016.

Older macrolides, because of their anti-inflammatory properties, are used to treat COPD to lower the dose of steroids. Solithromycin has demonstrated anti-inflammatory properties and in September 2015, we initiated a Phase 2 trial in COPD patients to test its anti-inflammatory capabilities for which we expect to complete enrollment by the end of 2016.

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

Other Research Programs. Shortly after our inception, we entered into a collaborative research and development and license agreement with Optimer Pharmaceuticals, Inc., or Optimer, which was acquired by Cubist Pharmaceuticals, Inc. in October 2013, which was in turn acquired by Merck in January 2015. The license agreement gives us exclusive access to a library of over 500 macrolide compounds, which we have further expanded through our own discovery efforts. Macrolides are complex structures which can be chemically modified to eliminate their antibacterial activities. We intend to use our proprietary macrolide technology platform to develop drugs with no antibiotic effect and replace off-label use of older macrolides in inflammatory conditions and other indications such as diabetic gastroparesis. Several compounds have been identified through our screening programs that could potentially address therapeutic needs in the areas of inflammation, diabetic gastroparesis and cancer.

We are conducting pre-clinical studies for the use of macrolides in treating diabetic gastroparesis, which is related to a lack of neural response in the gastrointestinal tract of diabetic patients, and gastroesophageal reflux disease, or GERD, both likely to be helped by addressing motilin function. Motilin is a naturally occurring peptide that causes the stomach to contract to initiate the migratory motor complex that empties the stomach.  Erythromycin and related antibiotics have known activity as motilin agonists. Through our discovery program, we have selected a lead candidate that is active in the motilin receptor binding assay, functional assays using cloned human motilin receptor in mammalian cells, as well as in rabbit duodenal strip contraction assays. These compounds have been optimized for pharmacokinetic properties and oral bioavailability.

Our Commercialization Strategy

We will pursue commercialization strategies intended to maximize the value of each product. We plan to develop our product candidates through late-stage clinical studies and, assuming approval, either sell our products directly through our own sales force, which we would need to assemble, or through partnerships, which we would need to negotiate with pharmaceutical companies with strong commercialization capabilities. If solithromycin is approved for CABP, we plan to commercialize it ourselves in the U.S. and find a commercial partner in Europe and other regions. We may pursue this same approach for any other approved products.

Solithromycin. Assuming FDA approval, we plan to sell solithromycin in the U.S. through our own specialty sales and marketing teams that will focus on the continuum of care for CABP focused in the outpatient setting primarily on emergency rooms, urgent care centers, outpatient clinics and other high CABP antibiotic prescribing physician offices and in the hospital focused primarily on key academic medical centers and teaching hospitals with significant influence in a given geography. During 2015, we have been engaged in activities related to the planned commercial launch of solithromycin as a treatment for CABP in the U.S. Currently, we expect to build an antibiotic specialty sales force of between 200 and 300 representatives to be able to address the high prescribing centers we have identified as our primary target. According to data we have generated, these high prescribers represent approximately 4% of the prescribers writing prescriptions for azithromycin and levofloxacin to treat CABP, and are responsible for approximately 40% of such prescriptions annually. Our market data also shows that approximately 80% of CABP retail prescriptions are for either azithromycin or levofloxacin. Currently, we expect pricing of solithromycin to be in the hundreds of dollars, similar to pricing used in previous antibiotics that were widely adopted in the outpatient setting.

We believe solithromycin represents an attractive commercialization opportunity outside the U.S. and we plan to seek commercial partners in selected regions as appropriate. To that end, in May 2013, we entered into a license agreement with Toyama whereby we licensed to Toyama the exclusive right to make, use and sell any product in Japan that incorporates solithromycin as its sole API for human therapeutic uses, other than for ophthalmic indications or any condition, disease or affliction of the ophthalmic tissues. Under this agreement, Toyama is to initiate certain clinical trials, obtain regulatory approval and launch and commercialize approved licensed products in Japan. While we licensed the rights to solithromycin in Japan to Toyama, we retain the rights to make and sell it elsewhere in the world. Toyama also has a nonexclusive license in Japan and certain other countries to manufacture or have manufactured API for solithromycin for use in manufacturing such products, subject to limitations and obligations of the concurrently executed supply agreement discussed below. In addition, Toyama has granted us certain rights to intellectual property generated by Toyama under the license agreement with respect to solithromycin or licensed products for use with such products outside Japan or with other solithromycin-based products inside or outside Japan.

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

Taksta. The initial market for Taksta is intended to be in the treatment of ABSSSI and possibly refractory bone and joint infections, including prosthetic joint infections. Patients with ABSSSI, bone and joint infections and prosthetic joint infections are generally admitted to the hospital to begin antibiotic treatment. Patients are administered intravenous antibiotics for several weeks with few or no options for switching to oral antibiotics. Both markets could also be addressed by the same sales force we plan to build to sell solithromycin.

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

We anticipate that, if approved, solithromycin will compete with other antibiotics that demonstrate CABP activity. These include well established, widely prescribed drugs, including generic versions, such as azithromycin, clarithromycin, moxifloxacin, levofloxacin, linezolid and ceftriaxone. Among macrolides, azithromycin (Zithromax, Z-Pak) is the class leader, and a generic drug.  Azithromycin is available as oral tablets, lyophilized vials for intravenous and a powder for suspension, which has allowed dosing of all age groups and has been used broadly including for simple respiratory tract infections and in combination with ceftriaxone to treat

CABP.  Azithromycin and other macrolides are used broadly in COPD for their anti-inflammatory properties to lower the dose of steroids, in bacterial urethritis to treat gonorrhea and Chlamydia infections, and many other infections. Azithromycin is among the most widely used antibiotics. Ceftaroline was approved in CABP, but only the intravenous formulation is available; no oral or powder for suspension for pediatric use is available. For intravenous use in CABP, ceftaroline must be co-administered with azithromycin or another macrolide because it does not provide adequate coverage for atypical bacteria, such as Legionella or Mycoplasma.  Patients can stay in the hospital for IV therapy or be discharged on a different, lower potency second generation cephalosporin. Ceftobiprole has failed to get approval in the U.S. and is being evaluated in Europe for CABP. However, it is very similar to ceftaroline in being available for intravenous use.  Novaxel’s pleuromutilin analog was licensed to Forest Laboratories and returned to them recently. This product could potentially be developed in CABP, but could be cross resistant with the oxazolidinones and chloramphenicol, binding to the same cfr site on the bacterial ribosome, thus potentially having limited ability to fight resistance. We are not aware of any other drugs in development for CABP currently; to our knowledge, the majority in development are being developed for ABSSI and for hospital acquired pneumonia, or HAP.  Fluoroquinolones, such as levofloxacin and moxifloxacin, could be used in CABP and are available in oral and IV formulations. They are not approved for pediatric use because of safety. Levofloxacin is now generic and because of its lower potency, its use in CABP has been taken over by the branded moxifloxacin (Avelox). Fluoroquinolones are known for several undesirable effects such as tendonitis, Achilles tendon rupture, C. difficile colitis, and hepatotoxicity and central nervous system side effects. These adverse events limit the use of these drugs in CABP.  In the area of bacterial urethritis, gonococcus has become resistant to older macrolides and other drugs and only intramuscular ceftriaxone is currently available for treating these patients. A fluoroquinolone was under development for gonorrhea by Melinta Therapeutics, Inc. but has not reported a success in a Phase 2 trial yet.  Gonorrhea also has shown resistance to fluoroquinolones.  We believe that a few companies, such as Paratek Pharmaceuticals, Inc. and Nabriva Therapeutics AG are initiating the development of a new tetracycline and a new pleuromutilin analog in CABP.  Both companies initiated their Phase 3 trials in late 2015.

We anticipate that, if approved, Taksta will compete with other antibiotics that demonstrate MRSA activity. These include well established, widely prescribed drugs, including generic versions, such as vancomycin, linezolid, tedizolid, daptomycin, tigecycline and ceftaroline. Among these, intravenous vancomycin is the standard of care. There is no approved oral or intravenous antibiotic for use in PJI. Daptomycin, which is also available for intravenous use only, was tested in PJI and not shown to have an advantage over vancomycin. It is not approved for this indication, but is used in some patients who do not tolerate vancomycin IV.  Linezolid is useful for short term oral use but is not approved for PJI and is not approved for chronic oral use. Tedizolid and other oral antibiotics in development are not being tested for chronic use.

Intellectual Property

Due to the length of time and expense associated with bringing new products to market, biopharmaceutical companies have traditionally placed considerable importance on obtaining and maintaining patent protection for significant new technologies, products and processes. Solithromycin is a new chemical entity developed from the macrolide library of compounds licensed from Optimer (now owned by Merck) and is covered by a series of patents and patent applications, which claim, among other things, the composition of matter of solithromycin. The original patents covering the composition of matter for fusidic acid have expired. Our proprietary position for Taksta has two bases. For prosthetic joint infections or bone and joint infections, if Taksta is the first fusidic acid product approved by the FDA, it would be a new chemical entity, or NCE, and would receive five years of data exclusivity under the Hatch-Waxman Act, which would be increased to 10 years under the GAIN Act. Taksta was awarded orphan drug status for prosthetic joint infections, which, if approved by the FDA would extend the first exclusivity period to seven years which, together with the five years granted under the GAIN Act, would provide 12 years statutory exclusivity. In addition, we expect that Taksta would also be eligible for pediatric exclusivity.  We will work to have orphan drug status granted to Taksta for the treatment of refractory bone and joint infections, which, if granted, and Taksta is approved by the FDA for treating this indication, Taksta would receive this same protection. Our loading dose regimen, which received a U.S. patent in May 2013, provides patent protection to 2029, and we have recently filed a PCT international application directed to treating bone and joint infections.

Our success will depend in part on our ability to protect the proprietary nature of solithromycin, Taksta and our other product candidates, technology, and know-how, to operate without infringing on the proprietary rights of others, and to prevent others from exploiting our proprietary rights. We seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions, and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation, and in-licensing opportunities to develop and maintain our proprietary position.

We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

Most of our portfolio consists of intellectual property that we own ourselves or that we exclusively license from Optimer (now owned by Merck). The intellectual property licensed from Optimer primarily relates to solithromycin and related compounds, and to other macrolide and ketolide compounds. Internally, we typically develop those compounds further and refine them to determine commercial applicability.

We have applied, and are applying, for patents directed to our three main areas of focus: (1) macrolide and ketolide antibiotics, (2) fusidic acid antibiotics, and (3) macrolides and ketolides for non-antibiotic uses, both in the U.S. and, when appropriate, in other countries. As of December 31, 2015, our owned and in-licensed patent portfolio consisted of 17 issued patents in the U.S., 17 patents issued in other countries, and approximately 140 additional patent applications pending in the U.S. and worldwide.

With respect to solithromycin and a broad group of other macrolide antibiotic compounds, our U.S. patent portfolio consists of four issued U.S. patents, U.S. Patent Nos. 7,601,695, 8,012,943, 8,343,936, and 9,200,026, each entitled “Novel Antibacterial Agents,” which we exclusively license from Optimer. U.S. Patent No. 7,601,695 (US ‘695) issued on October 13, 2009 and is scheduled to expire in 2025, including a Patent Term Adjustment of 330 days under 35 U.S.C. § 154(b). U.S. Patent No. 8,012,943 (US ‘943) issued on September 6, 2011, U.S. Patent No. 8,343,936 (US‘936) issued on January 1, 2013, and U.S. Patent No. 9,200,026 (US‘026) issued on December 1, 2015. Each of US ‘943, US‘936, and US‘026 is scheduled to expire in 2024, and does not include a Patent Term Adjustment under 35 U.S.C. § 154(b). A corresponding patent issued in Canada (CA 2529817) on February 12, 2013, and another was granted in Europe (European Patent Convention EPC No. 2664331) on September 16, 2015. The granted European patent will be validated in France, Germany, Italy, Spain, and the United Kingdom, and registered in Hong Kong. The exclusively in-licensed portfolio also includes a pending continuing U.S. patent application, and divisional applications pending in Canada, Europe and Hong Kong. Prosecution is ongoing in each of those patent applications. Each of the foregoing patents and applications ultimately arise from a PCT international application filed on March 5, 2004, which claims the priority benefit of U.S. provisional applications filed on March 10, 2003, and May 6, 2003.

With respect to processes for manufacturing solithromycin and related 1,2,3-triazole-containing macrolides and ketolides, our U.S. patent portfolio includes six issued U.S. patents, which we license non-exclusively from The Scripps Research Institute (“TSRI”). U.S. Patent No. 7,375,234 (US ‘234) issued on May 20, 2008, and is scheduled to expire in 2023, including a Patent Term Adjustment of 123 days under 35 U.S.C. § 154(b). U.S. Patent No. 7,763,736 (US ‘736) issued on July 27, 2010, U.S. Patent No. 8,129,542 (US ‘542) issued on March 6, 2012, U.S. Patent No. 8,580,970 (US ‘970) issued on November 12, 2013, U.S. Patent No. 8,877,939 (US ‘939) issued on November 04, 2014, and U.S. Patent No. 9,040,716 (US ‘716) issued on May 26, 2015. Each of US ‘736, US ‘542, US ‘970, US ‘939, and US ‘716 is scheduled to expire in 2023, and does not include a Patent Term Adjustment under 35 U.S.C. § 154(b). The non-exclusively in-licensed portfolio also includes issued patents in Canada, Europe, Hong Kong, Japan, and Singapore, and a continuing patent application in the U.S. The in-licensed portfolio also includes issued patents in Australia, China and South Korea, each of which is licensed exclusively. Each of the foregoing patents and applications ultimately arise from a PCT international application filed on May 30, 2003, which claims the priority benefit of a U.S. provisional application filed on May 30, 2002.

We have filed company-owned patent applications in the U.S., Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Malaysia, Mexico, New Zealand, the Russian Federation, South Africa, and South Korea claiming two new crystalline forms of solithromycin. U.S. Patent Nos. 8,759,500 (US ‘500) and 8,975,386 (US ‘386), each entitled “Crystalline Forms of a Macrolide, and Uses Therefor,” issued on June 24, 2014 and March 10, 2015, respectively, and are scheduled to expire in 2031. A patent has also issued in Japan, New Zealand and South Africa, and has been granted in Europe.

We have also filed additional company-owned patent applications in the U.S., Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Mexico, New Zealand, the Russian Federation, Singapore, and South Korea covering solithromycin and related compounds; with the objective of increasing the breadth of solithromycin coverage, particularly in the U.S., Europe, South America, and Asia. Those applications claim pharmaceutical compositions, pharmaceutical formulations, methods for treating particular infections and other diseases, manufacturing processes, and compounds related to solithromycin. For example, we have filed patent applications in the U.S., Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Mexico, New Zealand, the Russian Federation, South Africa, and South Korea that claim processes for manufacturing solithromycin and related compounds from clarithromycin and/or erythromycin, and the composition of matter of various intermediates used in those processes. Patents have issued in the U.S., China, and Japan.  Those patents, and future patents issuing from pending applications have statutory expiration dates in 2028, 2031, and 2034. Solithromycin and related compounds have also been described by us in patent applications filed in the U.S., Australia, China, Europe, Japan, and South Africa, and claiming their use in (a) treating bacterial infections arising from one or more resistant bacterial strains, including bacterial strains resistant to other macrolides or ketolides, (b) biowarfare and biodefense applications, (c) treating Mycobacterium infections, including tuberculosis and Mycobacterium avium infections, (d) treating bacterial gastrointestinal diseases, and (e) treating malaria. Patents have issued in the U.S., Australia, and Japan. Those patents, and future patents issuing from pending applications have statutory expiration dates in 2029 and 2030. Most recently, we have filed U.S. provisional and PCT international applications claiming the use of solithromycin and related compounds for (a) treating eye infections, (b) treating NASH, and (c) treating diabetes. Patents have not yet issued in those applications. We have also filed patent applications in the U.S., Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Malaysia, Mexico, New Zealand, the Russian Federation, Singapore, South Africa, and South Korea claiming pharmaceutical compositions and pharmaceutical formulations of solithromycin and related compounds, including lyophilized forms of solithromycin, parenteral formulations of solithromycin for IV delivery, and inhalation formulations of solithromycin. Patents have not yet issued in those applications. Future patents issuing from those pending applications have statutory expiration dates in 2031, 2033, and 2034. aMost recently, we have filed U.S. provisional and PCT international applications claiming topical formulations of solithromycin for ocular delivery and powder oral suspension formulations for pediatric patients. Patents have not yet issued in those applications. We have also filed, or are preparing to file, U.S. and international patent applications covering solithromycin and other macrolides and ketolides for treating diseases other than infection, including inflammatory diseases, cystic fibrosis, and motilin receptor-mediated diseases to increase the breadth of coverage of other macrolides and ketolides in the U.S., Europe, and Asia.

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

With respect to fusidic acid, our U.S. patent portfolio consists of two issued U.S. patents. U.S. Patent No. 8,450,300, entitled "Fusidic Acid Dosing Regimens for Treatment of Bacterial Infections," issued on May 28, 2013, and is scheduled to expire in 2029, including a Patent Term Adjustment of 149 days under 35 U.S.C. § 154(b). U.S. Patent No. 8,247,394, entitled "Methods of Treating Urethritis and Related Infections Using Fusidic Acid," issued on August 21, 2012, and is scheduled to expire in 2031, including a Patent Term Adjustment of 267 days under 35 U.S.C. § 154(b). We are continuing a strategy to increase the breadth of our fusidic acid coverage in the U.S. and Asia, and have filed patent applications covering fusidic acid in the U.S., Canada and Japan. The fusidate sodium chemical entity itself is a compound which is no longer subject to composition of matter patents in the U.S. Therefore, our pending patent applications claim new dosing protocols and uses of fusidic acid, and new formulations and packaging. The novel loading dose regimen that has been developed to overcome pre-existing limitations on a broader, more effective use of fusidic acid in the treatment of bacterial infections, including infections not previously considered to be susceptible to fusidic acid, like urethritis. We have also filed patent applications covering new formulations of fusidic acid for direct bronchial and pulmonary delivery, and formulations and packaging of fusidic acid dosage units to overcome the storage limitations of fusidic acid.

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

Collaborations and Commercial Agreements

Optimer Pharmaceuticals, Inc. (now owned by Merck). In March 2006, we entered into a Collaborative Research and Development and License Agreement with Optimer, a biotechnology company focused on discovering, developing and commercializing innovative anti-infective products. Under this agreement, we obtained access to a library of over 500 macrolide compounds, including solithromycin. Optimer was acquired by Cubist in October 2013, which in turn was acquired by Merck in 2015.  Optimer granted us an exclusive license to these compounds in all countries of the world except ASEAN countries, with the right to sublicense, under Optimer’s patents and know-how related to certain macrolide and ketolide antibiotics and related proprietary technology. The exclusivity of our license is potentially subject to the U.S. government’s right to obtain a non-exclusive, irrevocable, royalty-free, paid-up right to practice and have practiced certain patents worldwide. As partial consideration for granting us such license, we issued shares of our common stock to Optimer. We also have an obligation to make additional payments upon achievement of specified development, regulatory and commercialization milestones. The aggregate amount of such milestone payments we may need to pay is based in part on the number of products developed under the agreement. The aggregate amount would be $27.5 million if four products are developed and gain FDA approval. Additional limited milestone payments would be due if we develop more than four products. In July 2010 and July 2012, we made $0.5 million and $1.0 million milestone payments, respectively to Optimer after our successful completion of the Phase 1 and Phase 2 trials for oral solithromycin, respectively. We are also obligated to make tiered, mid-single-digit royalty payments to Optimer based on annual net sales of licensed products outside the ASEAN countries, which royalties are subject to reduction in the event additional licenses are obtained from third parties in order to practice our rights under the agreement and/or we are required to grant a compulsory license to a third party.

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

The Optimer patents and know-how existing as of the effective date of the agreement and improvements thereof remain the property of Optimer. Except for such improvements, any know-how or inventions developed by Optimer pursuant to the agreement or that relate to the licensed products (except those generated by using grant monies provided by the U.S. government) vest in us subject to the license we granted to Optimer. The Optimer license provides Optimer with the initial responsibility to prosecute the Optimer patents relating to macrolide antibiotics. We will be responsible for prosecuting any patents controlled by us that relate to macrolide antibiotics other than the Optimer patents described above. We will have the first right to prosecute patents claiming joint inventions. We have the first right to control any proceeding involving alleged infringement of Optimer patents with respect to rights granted to us under the agreement and Optimer has such right regarding alleged infringement of our patents with respect to rights granted to Optimer under the agreement. Should we exercise our right to control any proceeding involving alleged infringement of Optimer patents, we will be responsible for the costs of these proceedings.

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

The Scripps Research Institute. Effective June 12, 2012, we entered into a license agreement with The Scripps Research Institute, or TSRI, whereby TSRI licensed rights to the company, with rights of sublicense, to make, use, sell, and import products for human or animal therapeutic use that use or incorporate one or more macrolides as an active pharmaceutical ingredient and is covered by certain patent rights owned by TSRI claiming technology related to copper-catalyzed ligation of azides and acetylenes. The rights licensed to us are exclusive as to the People’s Republic of China (excluding Hong Kong), South Korea and Australia, and are non-exclusive in all other countries worldwide, except the member-nations of the Association of Southeast Asian Nations, which are not included in the territory of the license. Under the terms of the agreement with TSRI, we paid a one-time only, non-refundable license issue fee in the amount of $350,000 which was charged to research and development expense in the second quarter of 2012. Our rights under the agreement are subject to certain customary rights of the U.S. government that arise or result from TSRI’s receipt of research support from the U.S. government.

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

TSRI may terminate the agreement in the event (i) we fail to cure any non-payment or default on our indemnity or insurance obligations, (ii) we declare insolvency or bankruptcy, (iii) if we are convicted of a felony relating to the development, manufacture, use, marketing, distribution or sale of any products licensed under the agreement, (iv) we fail to cure any underreporting or underpayment by a certain amount in any 12-month period, or (v) we fail to cure any default on any other obligation under the agreement.  We may terminate the agreement with or without cause upon written notice.  In the event of such termination, (i) all licenses granted to us will terminate except in the case of any sublicensee that was not the cause of the termination, is not in default on its obligations under its sublicense, and that pays any unpaid amounts owed by us under the agreement with respect to the sublicense, and (ii) we may complete any work in progress and sell any completed inventory on hand for a period of time after termination.

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

As consideration for the execution of the license agreement, Toyama paid us an upfront payment of $10.0 million. Toyama is also obligated to pay us up to an aggregate of $60.0 million in milestone payments, depending on the achievement of various regulatory, patent, development and commercial milestones. The first of these milestones was achieved in the third quarter of 2014 for which we received a payment of $10.0 million from Toyama. In March 2015, we recognized a $10.0 million milestone from Toyama based on the Japan Patent Office issuing a Decision of Allowance for our patent covering certain crystal forms of solithromycin in Japan, which payment was received in April 2015. Under the terms of the license agreement, Toyama must also pay us a royalty equal to a low-to-high first double decimal digit percentage of net sales, subject to downward adjustment in certain circumstances.

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

FUJIFILM Finechemicals Co., Ltd. On January 18, 2016, we entered into an API manufacturing and supply agreement with FUJIFILM Finechemicals Co., Ltd., or FFFC, which will provide us with solithromycin in sufficient quantities and at reasonable prices to help ensure we meet our obligation under the May 8, 2013 supply agreement with Toyama. We will use reasonable efforts to ensure that the solithromycin supplied by FFFC is for use as the active pharmaceutical ingredient in a human drug product to be used or sold in Japan.

No later than the eighth day of each calendar month, we will submit to FFFC a projection of the anticipated volume of solithromycin that we will order for the next designated period (as set forth in the agreement) (or, if earlier, the final calendar month of the current term). Several months of each forecast are binding and the remaining months are non-binding, provided that the quantity of solithromycin ordered for any month is between designated percentages of the quantity specified in the initial forecast and between designated percentages of the most recent previous forecast. We are subject to a minimum purchase obligation for a designated number of years after the successful completion of the manufacturing facility and validation studies by FFFC.

The price of each shipment of solithromycin will be equal to the total number of kilograms in such shipment multiplied by the per-kilogram transfer price as set forth in the agreement.

For the term of the agreement plus an additional five years or until the expiration of the patents identified in the agreement, FFFC is prohibited from supplying, selling or distributing solithromycin to, or enabling the manufacture of solithromycin by, any third party for any purpose. We are not precluded from developing one or more alternative or additional sources of solithromycin.

The agreement’s initial term runs until December 16, 2025. After the end of the initial term, and at the end of each year thereafter, the term will automatically extend for an additional year unless either party gives written notice to the other of its intent to terminate within a designated period of time prior to the expiration of the term, in which case the agreement will terminate at the end of such term. The parties may at any time terminate the agreement by mutual written consent. Each party has the right to terminate the agreement immediately if there is a product failure, the other party becomes involved in bankruptcy, insolvency or similar proceedings or materially breaches the agreement and such breach remains uncured for a period of time following notice of the breach. A violation by us of the minimum purchase obligation is considered a material breach. We have the right to terminate the agreement upon written notice if there is a supply failure. We also may terminate in the event that FFFC cannot provide us with solithromycin for more than a designated period of time. Upon termination, any unfulfilled binding portion of the forecast must be delivered by FFFC and paid for by us. We may elect to purchase the remaining inventory of FFFC’s solithromycin and any remaining raw materials.

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

The agreement is a cost plus fixed fee development contract, with a base performance segment valued at approximately $17.7 million, and four option work segments that BARDA may request in its sole discretion. If all four option segments are requested, the cumulative value of the agreement would be approximately $58 million. Three of the options are cost plus fixed fee arrangements, while the second to last option is a cost sharing arrangement for which we would be responsible for a designated portion of the costs associated with that work segment. The estimated period of performance for the base performance segment is May 24, 2013 through February 29, 2016, which represents an extension in late April 2015 by six months from the original May 2015 date and a further extension in November 2016 by three months, both at our request to allow more time to deliver the completed work product; these extensions will not increase the cost of the work to be performed under the base performance segment nor do they change any other terms or provisions of the BARDA contract, including timeframes for the other work options. BARDA exercised the second option in November 2014.  The value of the second option work segment is approximately $16.0 million and the estimated period of performance is November 14, 2014 through November 30, 2016. If all option segments are requested, this estimated period of performance would be extended until approximately May 23, 2018.

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

As part of our commercialization plans for the anticipated launch of solithromycin for the treatment of community acquired bacterial pneumonia, or CABP, we have been developing various supply sources for the active pharmaceutical ingredient, or API, of solithromycin. As part of this process, we have modified our arrangement with Wockhardt Limited, or Wockhardt, with whom we had entered into an API Manufacturing and Supply Agreement as of January 30, 2013, referred to as the 2013 Agreement. Under the 2013 Agreement, we were obligated to purchase from Wockhardt at least 70% of our total annual purchases of solithromycin in any year for clinical or commercial use in humans. Pursuant to the agreement, we were allowed to develop alternative sources of solithromycin for the other 30% of our annual needs. The 2013 Agreement’s initial term ran until December 31, 2019.

As part of the modification of our arrangement with Wockhardt, we have entered into a new three-year API Manufacturing and Supply Agreement, pursuant to which we will submit to Wockhardt a projection of the anticipated volume of solithromycin we will order in each of the next 12 months. The first three months of the forecast are binding and we must order between a certain range of the three-month volume projected. The remainder of our projection is nonbinding and there is no minimum order. Reasonably in advance of placing a purchase order, we will work in good faith with Wockhardt to agree in writing on the purchase price of the solithromycin to be supplied under such order. We have the right to terminate the agreement at any time after we or one of our licensees decides to cease clinical development or sales of solithromycin upon 90 days notice to Wockhardt. Due to the lack of any minimum purchase requirement, other than a three month supply, and due to our ability to terminate the agreement on notice, we believe that our non-cancelable obligations under this agreement are not material. The no minimum purchase requirement, negotiable purchase price and terminable upon notice terms of this agreement are similar to the terms for the other supply sources for API for solithromycin that we have developed to date.

In connection with the entry into the supply agreement with Wockhardt discussed above, we and Wockhardt mutually terminated the 2013 Agreement effective as of November 4, 2015.

On January 18, 2016, we entered into an API manufacturing and supply agreement with FFFC, which will provide us with solithromycin in sufficient quantities and at reasonable prices to help ensure we meet our obligation under the May 8, 2013 supply agreement with Toyama. No later than the eighth day of each calendar month, we will submit to FFFC a projection of the anticipated volume of solithromycin that we will order for the next designated period (as set forth in the agreement) (or, if earlier, the final calendar month of the current term). Several months of each forecast are binding and the remaining months are non-binding, provided that the quantity of solithromycin ordered for any month is between designated percentages of the quantity specified in the initial forecast and between designated percentages of the most recent previous forecast. We are subject to a minimum purchase obligation for a designated number of years after the successful completion of the manufacturing facility and validation studies by FFFC. The price of each shipment of solithromycin will be equal to the total number of kilograms in such shipment multiplied by the per-kilogram transfer price as set forth in the agreement. For the term of the agreement plus an additional five years or until the expiration of the patents identified in the agreement, FFFC is prohibited from supplying, selling or distributing solithromycin to, or enabling the manufacture of solithromycin by, any third party for any purpose. We are not precluded from developing one or more alternative or additional sources of solithromycin. The agreement’s initial term runs until December 16, 2025. After the end of the initial term, and at the end of each year thereafter, the term will automatically extend for an additional year unless either party gives written notice to the other of its intent to terminate within a designated period of time prior to the expiration of the term, in which case the agreement will terminate at the end of such term.

On January 29, 2016, our wholly owned subsidiary, Cempra Pharmaceuticals, Inc., entered into an Option and License Agreement with Macrolide Pharmaceuticals, Inc., or MP, pursuant to which MP granted us an exclusive option to license certain of MP’s patents and know-how involving macrolides, including specifically novel methods of synthesizing solithromycin (the “Compound”).  Under the agreement, we will support research at MP focused on developing a novel, cost-competitive manufacturing approach to solithromycin. The option will run until the later to occur of (i) the earlier of (a) the date that we first obtain FDA approval for any product incorporating the Compound as an active pharmaceutical ingredient, or API, or (b) January 27, 2019, or (ii) the date that is six months after the earlier of (a) MP’s satisfaction of certain milestones, or (b) our termination of MP’s obligations under the evaluation program.  Under the evaluation program called for in the agreement, MP will conduct research activities for the manufacture of the Compound, which activities we will evaluate to determine whether to exercise the option to license.

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

In July 2013, we entered into a development and supply agreement with Hospira Worldwide Inc., or Hospira, whereby Hospira will assist us in the development of a reconstitutable form of solithromycin (in glass vials) for IV administration and will provide our supply of that product for development purposes. If we receive regulatory approval for such form of solithromycin, we will purchase from Hospira at least 80% of our requirements of such product for commercial sale as a human pharmaceutical product in the U.S., the European Union, Canada, Norway and Switzerland (the “Territory”). We will pay one price for clinical supplies of solithromycin and another price for commercial supplies. Beginning in 2014, Hospira may increase the price of the product for commercial use once annually by the increase in Hospira’s manufacture of the product or the annual increase of a specified inflation index. The per unit price of our commercial supply will decrease if we purchase specified volumes in a given year. Additionally, we will pay Hospira certain development fees, with specified amounts becoming payable at defined stages of the development of the product.  Each year during which we sell the product, we are required to purchase a specified minimum percentage of our forecasted amount of product required for that year. We must supply Hospira at no cost the active pharmaceutical ingredient for the product. If Hospira fails to supply a specified percentage of product, we may purchase all or a portion of our requirements of the product from an alternative supplier until Hospira remedies the supply failure.  Unless earlier terminated, the agreement will remain in effect until the end of the third year after the first commercial sale of the product in the Territory. Thereafter, the agreement will automatically renew for an indefinite period. Beginning one year after the first commercial sale of the product in the Territory, either party may terminate the agreement at will upon 24 months’ notice. Prior to the completion of the development of the product or the submission of an application for regulatory approval in the Territory, either party may terminate the development project or the agreement if such party determines the development of intravenous solithromycin under the agreement is not clinically, commercially or technically feasible.

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

We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as is reasonably practicable after such material is electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC, but other information on our website is not incorporated into this report. The SEC maintains an Internet site that contains these reports at www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Employees

As of February 18, 2016, we had 93 employees, 25 of whom hold Ph.D. or M.D. degrees. Fifty-five of our employees were engaged in research and development activities, twenty-seven were engaged in support administration, including finance, and eleven in business development and commercial activities. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Risks Related to our Business

We are heavily dependent on the success of solithromycin and, to a lesser extent, Taksta, which are still under clinical development. The FDA and foreign regulatory approval process is lengthy, time consuming and inherently unpredictable and if we are ultimately unable to obtain regulatory approval for solithromycin or Taksta our business will be substantially harmed.

We have no products that have been approved for sale. Our near-term prospects are substantially dependent on our ability to develop and commercialize solithromycin and, to a lesser extent, Taksta. We cannot commercialize, market, or sell either product in the U.S. without FDA approval. FDA approval, if received, is at least one year away. To commercialize solithromycin outside of the U.S., we would need applicable foreign regulatory approval. The clinical development of solithromycin and Taksta is susceptible to the risk of failure inherent in any stage of drug development, including failure to achieve efficacy across a broad population of patients, the occurrence of severe adverse events and the FDA or any applicable foreign regulatory authority determining that a drug product is not approvable.

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

•

while we have a pathway for solithromycin as a treatment for CABP based on an end of Phase 2 meeting, there can be no assurance that the FDA will not change its position and require additional trials based on results;

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from pre-clinical studies or clinical trials;
•	the FDA or comparable foreign regulatory authorities may not accept data generated at our clinical trial sites;

•	the FDA or comparable foreign regulatory authorities may fail to approve the clinical practices of the third-party clinical research organizations, or CROs, we use for clinical trials; and
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

Clinical testing is expensive, can take many years to complete and its outcome is highly uncertain. Failure can occur at any time during the clinical trial process due to inadequate performance of a drug or inadequate adherence by patients or investigators to clinical trial protocols. Pursuant to FDA guidelines, new drugs must show non-inferiority or superiority to existing approved treatments. We have conducted our solithromycin for CABP clinical trials pursuant to proposed guidelines published by the FDA in 2011 for drugs being developed for the treatment of CABP (these guidelines were revised in 2014, which would materially alter our planned clinical development).  We believe we have completed all the clinical trials necessary to support the NDA for solithromycin for CABP and have a sufficient database of both efficacy and safety.  However, the FDA may disagree with our assessment and may require additional clinical data to support approval. Any additional trials, for whatever reason, would add to the time and cost of solithromycin’s development.

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

We have no experience as a company in bringing a drug to regulatory approval or to the market.

As a company, we have never obtained regulatory approval for, or commercialized, a drug. It is possible that the FDA may refuse to accept any or all of our planned NDAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval of solithromycin, Taksta or any future product candidates. If the FDA does not accept or approve any or all of our planned NDAs, it may require that we conduct additional clinical, pre-clinical or manufacturing validation studies, which may be costly, and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA required studies, approval of any NDA or application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have planned or have available. Any delay in obtaining, or an inability to obtain, regulatory approvals would prevent us from commercializing solithromycin or Taksta, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDA we submit. If any of these outcomes occur, we may be forced to abandon our planned NDAs for either solithromycin or Taksta or both, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for any approval in a foreign jurisdiction.

Our estimates of the market for and commercialization of solithromycin as a treatment for CABP or for any other product candidate may be inaccurate or vary significantly over the potential market size.

The potential market opportunities for solithromycin and any other product candidate are difficult to estimate precisely. Our estimates of the potential market opportunities are predicated on many assumptions, including industry knowledge and publications, third party research reports and other surveys. While we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain and the reasonableness of these assumptions has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, the actual markets for our product candidates could be smaller than our estimates of the potential market opportunities.

In addition, our estimates regarding the timing and amount of acceptance of any product candidate, and the pricing achievable for any product candidate may prove incorrect.  Further, our plans for commercialization of any product candidate may not materialize in the time or manner we anticipate. Finally, we may underestimate the demand for a product candidate, which could lead to lack of commercial quantities when needed and result in market backlash against the product candidate.  Any of these occurrences could have a material adverse effect on our plans for commercialization of and the generation of any revenue from any product candidate.

We might not successfully differentiate solithromycin from telithromycin (Ketek®), a macrolide found to cause severe side effects.

Ketek is a macrolide antibiotic that the FDA approved in 2004 for the treatment of multi-drug resistant pneumococci and other CABP bacteria. Soon after release, however, Ketek was found to cause reversible visual disturbances, exacerbate myasthenia gravis (a neurological disorder characterized by improper muscle regulation) and cause liver failure. These effects led the FDA to require the drug label for Ketek to include a strengthened warning section regarding specific drug-related adverse events and contributed to Ketek being withdrawn in 2007 for the treatment of all infections other than CABP. Through ongoing research, we have developed multiple ways to differentiate solithromycin from Ketek. Our research suggests these side effects may be caused by the pyridine moiety, which forms a part of the structure of Ketek. We have demonstrated that pyridine inhibits the action of nicotinic acid acetylcholine receptors that could result in the side effects caused by Ketek. Solithromycin and older generation macrolides, including azithromycin and clarithromycin, that have been widely marketed do not have a pyridine component. If our research is proven to be incorrect or if solithromycin demonstrates similar side effects, the FDA might not approve solithromycin, or, if already approved, might withdraw approval, require us to conduct additional clinical trials, or require warnings on product labeling (which could limit the available market for solithromycin), any of which would significantly harm our ability to generate revenues from solithromycin.

Because of the Ketek experience, the macrolide class is likely to be carefully scrutinized by the FDA. Another ketolide, cethromycin (Restanza) being developed by Advanced Life Sciences, received a complete response letter from the FDA in 2009, and it appears that development of the drug has not continued. The FDA attributed its rejection to the company’s trial design, which enrolled patients with less severe CABP and was conducted prior to the release of the FDA’s updated trial design guidance. Also, the FDA placed a partial clinical hold on one of our Phase 1 clinical trials for oral solithromycin over concern about possible toxicity related to solithromycin, and subsequently converted the partial clinical hold into a full clinical hold in April 2010. At the time, the FDA had concerns that solithromycin, as a fluoroketolide, may have similar toxicity issues as Ketek. While we addressed the FDA’s concerns and were allowed to proceed with the trial, which we successfully completed, we believe that the clinical hold indicates the possible scrutiny that the FDA may apply to our planned NDA for solithromycin due to the Ketek experience.

Even if the FDA approves solithromycin, physicians may not be convinced that solithromycin is a safe and effective treatment for CABP and other infections. If physicians believe solithromycin demonstrates characteristics similar to Ketek, they might not prescribe solithromycin, which would negatively affect our revenues.

The results of either of our ongoing studies of the effectiveness of solithromycin as a treatment for NASH and COPD or any other study or trial involving solithromycin, if negative, could have an adverse effect on FDA and other regulatory approval of solithromycin as a treatment for CABP as well our commercialization efforts for solithromycin and market acceptance of the same.

If the results of our ongoing studies of solithromycin in NASH and COPD or in any other study or trial should be negative, it could have an adverse effect on the planned NDA and potential approval of solithromycin as a treatment for CABP, including a delay in or lack of approval.  If after approval were received, negative results in any study or trial of solithromycin could have a negative effect on our commercialization and market acceptance of solithromycin, including downward pressure on pricing.

We are building our own marketing and sales organization for solithromycin for CABP, but have no experience as a company in marketing drug products. If we are unable to successfully establish our own marketing and sales capabilities, or enter into agreements with third parties to market and sell our products after they are approved, we may not be able to generate product revenues.

We are in the process of building our U.S. sales organization for the marketing, sales and distribution of solithromycin as a treatment for CABP. Currently, we expect to need a sales force of between 200 and 300 to be able to address high prescribers but we are in the process of finalizing our analysis and might determine we need more sales representatives to be successful. In addition, we do not plan to hire the sales representatives until after FDA approval of the NDA for solithromycin. The establishment and development of our own sales force will be expensive and time consuming and could delay the planned launch of solithromycin, and we cannot be certain that we will be able to successfully develop this capability. In such event, we may seek one or more licensing partners to handle some or all of the sales and marketing of solithromycin for CABP in the U.S. In order to successfully commercialize any other products, we must develop these capabilities on our own or make arrangements with third parties for the marketing, sales and distribution of our products. There also may be certain markets within the U.S. for solithromycin for which we may seek a co-promotion arrangement. If we are not successful in building our own sales force, we may not be able to enter into arrangements with third parties to sell solithromycin or Taksta on favorable terms or at all. We would not have control over a third-party sales organization and would be dependent on that organization for successfully selling any of our products.  Such a third-party organization may not devote the necessary manpower, time, resources or priority to our products, which would negatively impact our results of operations.  In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize solithromycin, Taksta or any other product candidates that we develop, which would negatively impact our ability to generate product revenues. Further, whether we commercialize products on our own or rely on a third party to do so, our ability to generate revenue will be dependent on the effectiveness of the sales force. In addition, to the extent we rely on third parties to commercialize our approved products, we will likely receive less revenues than if we commercialized these products ourselves.

The commercial success of solithromycin, Taksta and any other product candidates that we develop, if approved in the future, will depend upon attaining significant market acceptance of these products among physicians and payors.

As a company, we have never commercialized a product candidate for any indication. Even if solithromycin, Taksta or any other product candidate that we develop is approved by the appropriate regulatory authorities for marketing and sale, physicians may not prescribe our approved products, which would prevent us from generating revenues or becoming profitable. Efforts to educate the medical community and third party payors on the benefits of our product candidates may require significant resources and may not be successful. If a product candidate is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. Market acceptance of solithromycin, Taksta and any other product candidates that we develop by physicians, patients and payors will depend on a number of factors, many of which are beyond our control, including:

•	the clinical indications for which the product is approved;
•	acceptance by physicians and payors of each product as a safe and effective treatment;
•	the cost of treatment in relation to alternative treatments, including numerous generic drug products, such as azithromycin, levofloxacin and vancomycin;
•	the relative convenience and ease of administration of solithromycin in the treatment of CABP and Taksta in the treatment of ABSSSI and/or refractory bone and joint infections;
•	the availability and efficacy of competitive drugs;
•	our ability to recruit and retain a sales force, if necessary;
•	the effectiveness of our or any third-party partner’s sales force and marketing efforts;
•	our ability to forecast demand and maintain sufficient supplies of our drug products;
•	our ability to manufacture or obtain commercial quantities of our drug products;
•	the strength of our sales and marketing and distribution support;
•	the effectiveness of our marketing and advertising campaigns;
•	our ability to deliver our products on a timely basis;
•	the extent to which bacteria develop resistance to any antibiotic product candidate that we develop, thereby limiting its efficacy in treating or managing infections;
•	our ability to establish and maintain pricing sufficient to realize a meaningful return on our investment;
•	the extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations;
•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections;
•	the availability of adequate reimbursement by third parties, such as insurance companies and other health care payors, and/or by government health care programs, including Medicare and Medicaid;
•	limitations or warnings contained in a product’s FDA-approved labeling;
•	prevalence and severity of adverse side effects;
•	adverse publicity about a product or favorable publicity about competitive products; and
•	potential product liability claims.

Even if the medical community accepts that solithromycin and Taksta are safe and efficacious for their approved indications, physicians may not immediately be receptive to the use or may be slow to adopt solithromycin as an accepted treatment for CABP and Taksta as an accepted treatment for ABSSSI and/or bone and joint infections. While we believe each of solithromycin and Taksta has significant advantages, we cannot assure you that any labeling approved by the FDA will permit us to promote solithromycin and Taksta as being superior to competing products. If either or both of solithromycin or Taksta are approved but do not achieve an adequate level of acceptance by physicians and payors, we may not generate sufficient or any revenues from these products and we may not become profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of solithromycin and Taksta may require significant resources and may never be successful.

The successful commercialization of our product candidates will depend on the pricing we are able to achieve for our product candidates, both inside and outside the U.S.

Our ability to successfully commercialize our product candidates will be dependent on whether we can obtain adequate pricing for any particular product candidate. Currently, we expect that pricing of solithromycin for CABP would be in the hundreds of dollars, similar to pricing used in previous antibiotics that were widely adopted in the outpatient setting. Pricing may be substantially dependent on our ability to obtain reimbursement from third party payors, both in the U.S. and in foreign countries.  Outside the U.S., certain countries, including a number of European Union members, set prices and reimbursement for pharmaceutical products, or medicinal products as they are commonly referred to in the E.U., with limited participation from those marketing the products. We cannot be sure that any prices and reimbursement will be acceptable to us or our strategic commercial partners. If the regulatory authorities in these foreign jurisdictions set prices or reimbursement that are not commercially attractive for us or our strategic commercial partners, our revenues from sales by us or our collaborators, and the potential profitability of our product candidates, in those countries would be negatively affected. Further, through contractual or other arrangements, the price we may be able to obtain in foreign countries may be dependent on the price we can achieve in the U.S.

Our dependence upon third parties for the manufacture and supply of solithromycin, Taksta and any future product candidates may cause delays in, or prevent us from, successfully developing and commercializing our products.

We do not currently have nor do we plan to build the infrastructure or capability internally to manufacture solithromycin or Taksta for use in the conduct of our clinical trials or for commercial supply. We have contracted with companies in India, Japan and North America to provide commercial supplies of solithromycin; we do not have any minimum purchase obligations under these agreements and we may terminate any of any of these agreements on notice. Similarly, in July 2013, we contracted with Hospira Worldwide, Inc., or Hospira (now owned by Pfizer), to provide us with clinical and commercial supplies of the intravenous form of solithromycin. Under the terms of the agreement, if Hospira fails to supply a specified percentage of product to us, we may seek an alternate supplier. We aim to have several sources of oral and IV solithromycin in several locations worldwide and to that end we are working on developing at least one additional manufacturing source in North America for IV solithromycin.  However, if any of these entities were unable to provide our needed supply of oral or intravenous solithromycin, we may not be able to negotiate an agreement with another source on acceptable terms or in a timely fashion, if at all.

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

In addition, regulatory requirements could pose barriers to the manufacture of our API and finished product for solithromycin and Taksta. Our third-party manufacturers are required to comply with the FDA’s current good manufacturing practices, or cGMP, regulations. As a result, the facilities used by Ercros and any of our current and future manufacturers to manufacture solithromycin and Taksta must be approved by the FDA after we submit our NDA to the FDA and before approval of solithromycin and Taksta. Similar regulations apply to manufacturers of our products for use or sale in foreign countries. We do not control the manufacturing process of solithromycin or Taksta and are completely dependent on these third-party manufacturing partners for compliance with the applicable regulatory requirements for the manufacture of solithromycin and Taksta API and their finished product. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, they will not be able to secure the applicable approval for their manufacturing facilities. If these facilities are unable to comply with the FDA’s cGMP requirements, or otherwise are not approved for the commercial manufacture of solithromycin or Taksta, we may need to find alternative manufacturing facilities, which would result in significant delays of up to several years in obtaining approval for solithromycin or Taksta. In addition, our manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. Failure by any of our manufacturers to comply with applicable cGMP regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply, and criminal prosecutions, any of which could have a material adverse impact on our business, financial condition, results of operations or prospects.

Finally, we also could experience manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreement between us. If Hospira, Ercros, or any alternate supplier of API or finished drug product for solithromycin or Taksta experiences any significant difficulties in its respective manufacturing processes, does not comply with the terms of the agreement between us or does not devote sufficient time, energy and care to providing our manufacturing needs, we could experience significant interruptions in the supply of solithromycin or Taksta, which could impair our ability to supply solithromycin or Taksta at the levels required for our clinical trials and commercialization and prevent or delay their successful development and commercialization. On June 20, 2012, the FDA issued a Warning Letter to Ercros, citing cGMP violations at the Ercros facility that manufactures the API for Taksta. Although some of the alleged violations may be related to products other than fusidic acid, the FDA’s issuance of a Warning Letter signifies Agency concerns with cGMP compliance at the Ercros facility. We believe Ercros is actively working with FDA to resolve these issues. However, if Ercros is unable to satisfactorily address the FDA’s concerns in a timely manner, the FDA may take further enforcement actions that could significantly jeopardize our supply of Taksta API for use in clinical trials or later commercialization. For example, the FDA might issue an import alert, which could preclude us from importing Taksta API manufactured at the Ercros facility. Particularly in light of the unavailability of alternative suppliers for Taksta API, this could significantly impact our ability to develop and commercialize Taksta.

Similarly, one of two facilities in India at which Wockhardt Limited produces API for solithromycin was audited by the Medicines and Healthcare Products Regulatory Agency, or MHRA, the regulatory agency of Great Britain, which took issue with Wockhardt’s practices at the plant and as a result the capsules of solithromycin produced at that plant could not be imported into Europe.  We had product on hand and also have reformulated capsules, but the incident caused a several month delay in having drug available for our Phase 3 oral solithromycin trials in Europe, which, however, was planned to be in advance of the onset of flu season in Europe so the delay had minimal impact on the trial timeline.  However, similar experiences could occur with more significant impact on our development program for solithromycin.

In addition, our reliance on foreign suppliers poses risks due to possible shipping delays, import restrictions and foreign regulatory regimes.  Finally, any manufacturing facility is at risk of natural or man-made disaster, which could significantly reduce our clinical and commercial supplies of drug product.

These same risks apply to procuring comparator API or other comparator supplies needed for clinical trials in which we may compare our product candidates to currently approved drugs.

A failure to maintain optimal inventory levels to meet commercial demand for any product that may be approved, including solithromycin, could harm our reputation and subject us to financial losses.

Because accurate product planning is necessary to ensure that we maintain optimal inventory levels for any product candidate that might be approved, including solithromycin, significant differences between our estimates and judgments and future actual demand for any approved products and the shelf life of inventory may result in significant charges for excess inventory or purchase commitments in the future. If we are required to recognize charges for excess inventories, such charges could have a material adverse effect on our financial condition and results of operations. Our ability to maintain optimal inventory levels also depends on the performance of third-party contract manufacturers. If our manufacturers are unsuccessful in either obtaining raw materials, if we are unable to release inventory on a timely and consistent basis, if we fail to maintain an adequate level of product inventory, if inventory is destroyed or damaged, or if our inventory reaches its expiration date, patients might not have access to our products, sales could be lost, our reputation and brands could be harmed, and physicians may be less likely to prescribe our products in the future, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are obligated to provide Toyama with clinical and commercial supply of solithromycin at prices determined by our manufacturing costs, which could negatively impact our results of operations in the event we cannot provide those supplies on our own and have to purchase them outside of our contracted suppliers.

Pursuant to the terms of our supply agreement with Toyama, we are the exclusive supplier (with certain limitations) to Toyama and its sublicensees of API for solithromycin for use in licensed products in Japan, as well as the exclusive supplier to Toyama and its sublicensees of finished forms of solithromycin to be used in Phase 1 and Phase 2 clinical trials in Japan. Pursuant to the supply agreement, Toyama will pay us for such clinical supply of finished product and all supplies of API for solithromycin for any purpose, other than the manufacture of products for commercial sale in Japan, at prices equal to our costs. All API for solithromycin supplied by us to Toyama for use in the manufacture of finished product for commercial sale in Japan will be ordered from us at prices determined by our manufacturing costs, and which may, depending on such costs, equal, exceed, or be less than such costs. The supply agreement will continue until the expiration or termination of the license agreement. In the event we cannot provide Toyama’s supplies under our own contracts with manufactures, we would have to either reduce our own supply of solithromycin or purchase it outside of our contracted manufacturers, which would negatively impact our results of operations. In January 2016, we entered into an API supply agreement with Fujifilm to provide a supply source in Japan to meet our obligations under the supply agreement with Toyama, but circumstances could occur that might render this source insufficient for our purposes.

If we fail to obtain additional financing, we may not be able to complete the development and commercialization of solithromycin or Taksta.

We need substantial amounts of cash to complete the clinical development and commercialization of solithromycin and Taksta, especially the planned commercial launch of solithromycin for CABP. During the fourth quarter of 2015, we completed the second of two pivotal clinical trials for solithromycin for the treatment of CABP and began our rolling submission to the FDA of the NDA for solithromycin for the treatment of CABP in the first quarter of 2016.  In light of these milestones, during the fourth quarter of 2015 we engaged, and throughout 2016 we now expect to engage, in certain additional clinical and commercial activities, and accelerate others, including building inventory of solithromycin in preparation for commercial launch in the U.S. (which prior to approval will be expensed as research and development expense in accordance with GAAP) and supporting certain investigator-led studies of solithromycin in additional indications.  In addition, we expect that in 2016 we will begin to engage in additional sales and marketing preparation activities focused on solithromycin for the treatment of CABP, including hiring additional commercial management personnel, engaging in pricing research and other market research, and to begin building our specialty antibiotic sales force.  Based on our current assumptions, including, without limitation, the activities and initiatives described above, our estimated research and development expense in the first three quarters of 2016 is expected to be, meaningfully higher than our quarterly research and development expense in 2015. By the fourth quarter of 2016 we expect that research and development expense will decline to a level similar to 2015 levels, excluding the potential payment of any milestones tied to FDA approval.  We also expect that our general and administrative expenses will increase beginning in the first quarter of 2016 and, based on our current assumptions, will increase significantly in the second half of 2016 following the completion of the NDA submission for solithromycin for CABP.

Based on our current assumptions, we expect that our cash and equivalents at December 31, 2015, and including the proceeds of our January 2016 common stock public financing, will enable us to fund our operating expenses and capital expenditure into the second quarter of 2017, including the completion of the NDA submission for solithromycin for CABP, the completion of our Phase 3 trial for solithromycin for the treatment of gonorrhea and the cost of preparing for and the initial launch of solithromycin in the U.S.  However, we have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.  Moreover, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our clinical trials may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect and we may be required to conduct additional trials requested by the FDA that could increase our costs significantly. We would also need to raise additional funds sooner if we choose to initiate clinical trials more rapidly than we presently anticipate or if we elect to conduct additional trials for alternate indications. In any event, the costs to develop and launch solithromycin and to develop Taksta beyond our completed Phase 2 trial will be significant and we will need to raise additional capital to support the ongoing commercialization of solithromycin, any development for other indications for solithromycin, as well as to continue development activities to obtain regulatory approval of and to commercialize Taksta.

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

We were subject to such a delay in 2008 when the FDA placed a partial clinical hold on our Phase 2 clinical trial for oral solithromycin over concern about possible toxicity related to solithromycin. The FDA converted the partial clinical hold into a full clinical hold in April 2010. At the time, the FDA had concerns that solithromycin, as a fluoroketolide, may have similar toxicity issues as Ketek. While we addressed the FDA’s concerns and were allowed to proceed with the trial, which we successfully completed, the trial was delayed by approximately 12 months. We could experience one or more such delays with other trials.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. In addition, the timing of our clinical trials may be dependent on a specific disease seasonality, as, for example, were our trials for solithromycin, which were dependent on the onset, degree and timing of the CABP season, which tends to occur in the winter months in each hemisphere. We could encounter delays in our ongoing and future clinical trials of solithromycin (for indications other than CABP), Taksta or any other product if participating physician investigators encounter unresolved ethical issues associated with enrolling patients in clinical trials of solithromycin (for indications others than CABP), Taksta or any other product in lieu of prescribing approved antibiotics that have established safety and efficacy profiles. Any of these delays in completing our clinical trials could increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues.

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

We have completed a Phase 2 clinical trial of Taksta for the treatment of ABSSSI, and we began a Phase 2 trial of Taksta for the treatment of prosthetic joint infections but there is no guarantee that the results of our planned Phase 3 trial for ABSSSI or any other trial we conduct will be consistent with the results of the Phase 2 trial or any other trials conducted to date or will demonstrate safety and efficacy to the satisfaction of the FDA.

While we have completed a Phase 2 clinical trial comparing Taksta to linezolid for the treatment of ABSSSI the results of our completed Phase 2 trial for the treatment of ABSSSI were not powered to show, and did not show, statistical non-inferiority. Comparisons to results from other reported clinical trials, including our completed Phase 2 clinical trial for the treatment of ABSSSI, can assist in evaluating the potential efficacy of Taksta for the treatment of ABSSSI and refractory bone and joint infections; however, there are many factors that affect the outcome for patients in clinical trials, some of which are not apparent in published reports, and results from different trials often cannot be reliably compared. Therefore, there is no assurance that the results of any other trials we conduct for Taksta in the treatment of ABSSSI or refractory bone and joint infections will demonstrate safety and efficacy comparable to the results of trials conducted to date or will be sufficient to attain FDA approval.

In December 2012, we initiated a Phase 2 clinical trial of Taksta for the treatment of prosthetic joint infections. In October 2013, the FDA granted orphan drug designation to Taksta for the treatment of PJI and we will work to have orphan drug designation granted for Taksta for refractory bone and joint infections. There is no published FDA guidance for clinical trials for PJI or for bone and joint infections. Further, we need to determine the impact of the orphan drug designation for PJI and possible designation for bone and joint infections on our clinical development plan and the Phase 2 clinical trial data to support an NDA.  In the Phase 2 PJI trial we noted that although oral fusidic acid plus rifampin had similar efficacy to intravenous vancomycin, rifampin significantly diminished the blood levels of fusidic acid. We concluded the Phase 2 trial prior to completion because we demonstrated that fusidic acid in combination with rifampin was generally comparable to intravenous standard of care antibiotics. We believe that the proper dosing of fusidic acid is without rifampin and that the loading dose and maintenance dose that we had tested in the ABSSSI Phase 2 trial was optimal for a Phase 3 refractory bone and joint infection trial. We have met with the FDA to discuss the development plan for Taksta for ABSSSI and bone and joint infections. Based on that meeting, our plan involves testing Taksta for long-term suppressive therapy of refractory bone and joint infections, including PJI. Also based on our discussions with the FDA, in November 2015, we began a Phase 3 trial for the treatment of ABSSSI and intend to begin a refractory bone and joint infection study in early 2016 to determine Taksta’s safety and efficacy. At the completion of the ABSSSI trial and the refractory bone and joint infection study, we will discuss with the FDA to determine if we have adequate data to support approval for both indications or if a second ABSSSI study is needed.  However, the FDA is not bound by our discussion and if the FDA believes that the plan is inadequate, it could delay or prevent our ability to receive regulatory approval or commercialize Taksta for the treatment of ABSSSI and refractory bone and joint infections.

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

Even if the FDA approves solithromycin for the treatment of CABP and Taksta for the treatment of ABSSSI and bone and joint infections, adverse effects discovered after approval could adversely affect the market for those products.

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

We continue to have negative cash flows from operations since inception and might not be able to generate sufficient cash to service our existing indebtedness to Comerica Bank, the level of which indebtedness could have a material adverse effect on our business, financial condition, results of operations and prospects.

On July 10, 2015, we entered into a loan and security agreement with Comerica Bank, or Comerica, pursuant to which we could and did borrow $20.0 million in a term loan and, if the FDA approves our planned NDA, for solithromycin, we may also borrow, under a revolver, an aggregate amount equal to the lesser of (i) up to 75% of our eligible inventory and 80% of eligible accounts receivable or (ii) $10.0 million. If the FDA approves our planned NDA for solithromycin, we may convert the term loan to the revolver, in which event the revolver would have a maximum amount available to us of $25.0 million. Amounts borrowed under the term loan may be repaid and reborrowed at any time without penalty or premium. The term loan is interest-only through April 30, 2016, followed by an amortization period of 36 months of equal monthly payments of principal plus interest, beginning on May 1, 2016 and continuing on the same day of each month thereafter until paid in full. Amounts available to be borrowed under the revolver may also be repaid and reborrowed at any time without penalty or premium prior to December 31, 2017, at which time all advances under the revolver shall be immediately due and payable in full. Our ability to make payments on this indebtedness depends on our ability to generate cash in the future. We expect to experience negative cash flow for the foreseeable future as we fund our operations and capital expenditures. There can be no assurance that we will be in a position to repay this indebtedness when due or obtain extensions of the maturity date. We anticipate that we will need to secure additional funding in order for us to be able to satisfy our obligations when due. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If that additional funding involves the sale of equity securities or convertible securities, it would result in the issuance of additional shares of our capital stock, which would result in dilution to our stockholders.

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

In addition, the loan is secured by substantially all of our personal property assets except our intellectual property and our stock in our subsidiaries. In the event we fail to make timely payments or breach any of our representations or other obligations in the agreement, or upon any circumstance or occurrence that has a material adverse effect on the loan collateral, our business operations, properties, assets, prospects or condition, or our ability to perform our obligations under the loan agreement, Comerica Bank can declare the loan in default. Upon an event of default, the loan principal and accrued interest would become immediately due and payable and Comerica Bank would be entitled to enforce its security interest in our assets.

The addition of further debt to our current debt levels could make it more difficult for us to repay our indebtedness and meet our other obligations and would intensify the leverage-related risks that we now face.

A substantial portion of our future revenues may be dependent upon our strategic partnerships.

Our success will depend in significant part on our ability to attract and maintain strategic partners and strategic relationships to support the development and commercialization of our product candidates. We currently expect that a substantial portion of our future revenues may be dependent upon our strategic partnership with Toyama and our ability to enter into strategic relationships in other territories. Under the license agreement we entered into in May 2013 with Toyama, Toyama has significant development and commercialization responsibilities with respect to solithromycin in Japan. If Toyama or any of our other strategic partners were to terminate their agreements with us, fail to meet their obligations or otherwise decrease their level of efforts, allocation of resources or other commitments under these agreements with us, our future revenues could be negatively impacted and the development and commercialization of product candidates could be negatively impacted and/or interrupted. In addition, if some or any of the development, regulatory and commercial milestones are not achieved or if certain net sales thresholds are not achieved, as set forth in the Toyama agreement or any agreements with other strategic partners, we will not fully realize the expected economic benefits of those agreements. Further, the achievement of certain of the milestones under our partnership agreements will depend on factors that are outside of our control and most are not expected to be achieved for several years, if at all. Any failure to successfully maintain our strategic partnership agreements could materially and adversely affect our ability to generate revenues.

Strategic partners may cease to pursue their own development of our product candidates or cease funding and other activities required by our agreements with those strategic partners for reasons beyond our control.

In May 2013, we entered into a license agreement with Toyama under which Toyama is to initiate certain clinical trials, obtain regulatory approval and launch and commercialize approved licensed products in Japan. If the results of Toyama’s studies are disappointing or inconclusive, if Toyama were to breach its obligations under the license agreement, or if Toyama decides to cease developing solithromycin for any reason, the development of solithromycin in Japan could be materially harmed, and any negative clinical results could materially harm our own development efforts for solithromycin.  In addition, the loss of milestone payments from Toyama called for under the license agreement could have a material adverse impact on our capital resources and ability to conduct our operations. These same risks will apply to any other strategic partnership into which we may enter in the future.

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

We typically engage one or more CROs on a project-by-project basis for each study or trial. While we have developed and plan to maintain our relationships with CROs that we have previously engaged, we also expect to enter into agreements with other CROs to obtain additional resources and expertise in an attempt to accelerate our progress with regard to on-going clinical, non-clinical and pre-clinical programs and, specifically, the compilation of clinical trial data for submission with an NDA for each of solithromycin and Taksta. Switching or entering into new relationships with CROs involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Although we try to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, results of operations or prospects.

The timing of the milestone, support and royalty payments we are required to make to Optimer Pharmaceuticals, Inc., The Scripps Research Institute and Macrolides Pharmaceuticals, Inc. is uncertain and could adversely affect our cash flows and results of operations.

In March 2006, we entered into a Collaborative Research and Development and License Agreement with  Optimer Pharmaceuticals, Inc., or Optimer (now owned by Merck), pursuant to which we acquired an exclusive license to certain patent applications and other intellectual property related to a series of compounds, including solithromycin, to develop and commercialize licensed products outside of the Association of South East Asian Nations, or ASEAN, countries (Brunei Darussalam, Cambodia, Indonesia, Laos, Malaysia, Myanmar (Burma), the Philippines, Singapore, Thailand and Vietnam). We have an obligation to make additional payments upon achievement of specified development, regulatory and commercialization milestones. The aggregate amount of such milestone payments we may need to pay is based in part on the number of products developed under the agreement. The aggregate amount (including our two milestone payments to date) would be $27.5 million if four products are developed and gain FDA approval. Additional limited milestone payments would be due if we develop more than four products. We will also pay tiered mid-single-digit royalties based on the amount of annual net sales of solithromycin (or related licensed compounds), if and when approved by regulatory authorities. We have already paid a $0.5 million milestone in 2010 and a $1.0 million milestone in 2012 upon completion of our discussions with the FDA for the protocol for our pivotal Phase 3 trial for oral solithromycin. Optimer can elect to receive certain milestone payments in cash or in shares of our common stock having an equivalent fair market value. The timing of our achievement of these events and corresponding milestone payments to Optimer is subject to factors relating to the clinical and regulatory development and commercialization of solithromycin (or related licensed compounds), many of which are beyond our control. We may become obligated to make a milestone payment when we do not have the cash on hand to make such payment, which could require us to delay our clinical trials, curtail our operations, scale back our commercialization and marketing efforts or seek funds to meet these obligations on terms unfavorable to us. If we were unable to make a milestone payment, we would be in material breach of the agreement, in which event Optimer could terminate the agreement, which would result in the loss of our rights to develop and commercialize solithromycin, which would seriously harm our ability to generate revenues or achieve profitability.

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

In January 2016, we entered into an Option and License Agreement with Macrolide Pharmaceuticals, Inc., or MP, pursuant to which MP granted us an exclusive option to license certain of MP’s patents and know-how involving macrolides, including specifically novel methods of synthesizing solithromycin (the “Compound”).  Under the agreement, we will support research at MP focused on developing a novel, cost-competitive manufacturing approach to solithromycin. Under the evaluation program called for in the agreement, MP will conduct research activities for the manufacture of the Compound, which activities we will evaluate to determine whether to exercise the option to license. For conducting the evaluation program, we will pay MP the expected reasonable, documented, direct compensation-related costs of employees and advisors necessary to conduct MP’s portion of the evaluation program in the aggregate amount of $1.5 million, which we will pay in 18 equal consecutive non-refundable, non-creditable monthly installments of $83,333, beginning with the first monthly anniversary of entry into the agreement. Further, we will pay MP up to an aggregate of $1.0 million upon the satisfaction of certain performance milestones.  The timing of the milestone payments to MP are subject to factors relating to the Compound, which are beyond our control. Further, the monthly support payments or a milestone payment, if triggered, could be due when we do not have the cash on hand to make such payment, which could require us to seek funds to meet these obligations on terms unfavorable to us. If we were unable to make a support or milestone payment, we would be in material breach of the agreement, in which event MP could terminate the agreement, which would result in the loss of our rights to the synthetic version of solithromycin, which could harm our ability to reduce production costs and develop an alternate supply of solithromycin, which could adversely affect our business and results of operations.

Our loan agreement with Comerica Bank contains covenants that impose restrictions on our operations that may adversely impact the operation of our business.

Our loan agreement with Comerica Bank contains customary restrictive covenants, including restrictions on our ability to incur additional debt, transfer or place a lien or security interest on our assets, merge with or acquire other companies, redeem any shares of our capital stock or pay cash dividends to our stockholders. These restrictions may inhibit our ability to conduct our business and to provide distributions to our stockholders. Future debt securities or other financing arrangements could contain similar or more restrictive negative covenants than the Comerica Bank loan.

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

If approved, both solithromycin and Taksta will face competition from currently commercially available antibiotics, as well as any competing products that may be developed in the future. In July 2012, the United States Congress passed, and President Obama signed, the Food and Drug Administration Safety and Innovation Act, which included the Generating Antibiotic Incentives Now Act, or the GAIN Act. The GAIN Act is intended to provide incentives for the development of new, qualified infectious disease products. These incentives might result in more competition in the market for new antibiotics and might cause pharmaceutical and biotechnology companies with more resources than we have to shift their efforts towards the development of products that could be competitive with our product candidates. Existing approved products that will compete with solithromycin include azithromycin (sold under the brand name Zithromax ®  by Pfizer Inc. and available as a generic), clarithromycin (sold under the brand name Biaxin ®  by Abbott Laboratories and available as a generic), moxifloxacin (sold under the brand name Avelox ®  by Bayer AG), levofloxacin (sold under the brand name Levaquin by Johnson & Johnson and available as a generic), linezolid (sold under the brand name Zyvox by Pfizer Inc.), ceftriaxone (sold under the brand name Rocephin ®  by F. Hoffman-La Roche Ltd and available as a generic) and ceftaroline (sold under the brand name Teflaro ®  by Forest Laboratories, Inc.). There are two drugs in development to treat CABP:

omadacycline, being developed by Paratek Pharmaceuticals, and lefamulin, being developed by Nabriva Therapeutics.  Existing approved products that will compete with Taksta include vancomycin (available as a generic), linezolid (sold under the brand name Zyvox by Pfizer Inc.), daptomycin (sold under the brand name Cubicin by Cubist Pharmaceuticals, Inc., which was acquired by Merck), quinupristin/dalfopristin (sold under the brand name Synercid ®  by Sanofi-Aventis and Monarch Pharmaceuticals, Inc.), tigecycline (sold under the brand name Tygacil®  by Pfizer Inc.), telavancin (sold under the brand name Vibativ ®  by Theravance, Inc. and Astellas Pharma, Inc.) and ceftaroline (sold under the brand name Teflaro by Forest Laboratories, Inc., now Allergan). Several antibiotics have been approved by the FDA in the last two years. Dalbavancin (Dalvance) and ceftazidime-avibactam (Avycaz) for Allergan, ceftolozane-tazobactam (Zerbaxa) and tedizolid (Sivextro) for Merck, and oritavancin (Orbactiv) for The Medicines Company. None of these approvals are for CABP. Omadacycline (Paratek Pharmaceuticals) and lefamulin (Nabriva Therapeutics) are both expected to be pursued as a possible treatment for ABSSSI and other indications. Generic antibiotics are typically sold at lower prices than branded antibiotics and are generally preferred by managed care providers of health services.

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

Specifically, in both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. In the U.S., the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policies and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.  In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, became law in the U.S. The goal of PPACA is to reduce the cost of health care and substantially change the way health care is financed by both governmental and private insurers. While we cannot predict what ultimate impact on federal reimbursement policies this legislation will have in general or on our business specifically, the PPACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of solithromycin or Taksta or any future products. Members of the U.S. Congress and some state legislatures had sought to overturn at least portions of the legislation including those on the mandatory purchase of insurance. However, on June 28, 2012, the United States Supreme Court upheld the constitutionality of these provisions. Members of the U.S. Congress have since proposed a number of legislative initiatives, including possible repeal of the PPACA. We cannot predict the outcome or impact of current proposals or whether new proposals will be made or adopted, when they may be adopted or what impact they may have on us if they are adopted.

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

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends in large part on our ability to attract and retain highly qualified managerial, scientific, medical and sales and marketing personnel. In order to induce valuable employees to remain with us, we have provided stock options that vest over time. The value to employees of stock options will be significantly affected by movements in our stock price that we cannot control and may at any time be insufficient to counteract more lucrative offers from other companies.

Our scientific and commercial team has expertise in many different aspects of drug discovery and development and in selling and marketing antibiotics in both the inpatient and outpatient markets. We conduct our operations at our facility in Chapel Hill, North Carolina, which is part of the Research Triangle consisting of Raleigh, Durham and Chapel Hill. This region is headquarters to other biopharmaceutical companies and many academic and research institutions and, as a result, at any given time there may be a shortage of experienced scientists and medical and sales and marketing personnel. Competition for skilled personnel in our area and elsewhere in the U.S. is very intense and competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

Despite our efforts to retain valuable employees, members of our management, scientific, medical and commercial teams may terminate their employment with us on short notice. While we have an employment agreement with our Chief Executive officer, Prabhavathi Fernandes, we do not have employment agreements with Mark W. Hahn, our Chief Financial Officer, David S. Moore, our Chief Commercial Officer, David W. Oldach, our Chief Medical Officer, or any other employee. As a result, all employees other than Dr. Fernandes are employed on an at-will basis, which means that any of these employees could leave our employment at any time, with or without notice, and may go to work for a competitor. Even though Dr. Fernandes has entered into an employment agreement with us, she could leave at any time, although she would be subject to that agreement’s non-compete provision. While our agreements with Drs. Fernandes and Oldach and Messrs. Hahn and Moore contain non-compete provisions, those provisions do not prevent any of these executives from leaving our employ. The loss of the services of any of our executive officers or other key employees could potentially harm our business, operating results or financial condition. Our success also depends on our ability to continue to attract, retain and motivate highly skilled scientific and medical personnel.

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

Whether our current product candidates are successful or not, our future growth will depend on our ability to identify, develop, acquire or in-license products and if we do not successfully identify develop, acquire or in-license additional product candidates or integrate them into our operations, we may have limited growth opportunities.

An important part of our business strategy is to continue to develop a pipeline of product candidates by developing, acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit with our focus developing antibiotics to treat infectious diseases. However, these business activities may entail numerous operational and financial risks, including:

•	inability to successfully identity new products candidates;
•	difficulty or inability to secure financing to fund development activities for such development, acquisition or in-licensed products or technologies;
•	incurrence of substantial debt or dilutive issuances of securities to pay for development, acquisition or in-licensing of new products;
•	disruption of our business and diversion of our management’s time and attention;
•	higher than expected development, acquisition or in-license and integration costs;
•	exposure to unknown liabilities;
•	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
•	inability to retain key employees of any acquired businesses;
•	difficulty in managing multiple product development programs; and
•	inability to successfully develop new product candidates or clinical failure of new product candidates.

We have limited resources to identify and execute the development, acquisition or in-licensing of products, businesses and technologies and integrate them into our current infrastructure. We may compete with larger pharmaceutical companies and other competitors in our efforts to establish new collaborations and in-licensing opportunities. These competitors likely will have access to greater financial resources than us and may have greater expertise in identifying and evaluating new opportunities. Moreover, we may devote resources to potential development, acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts.

We will need to grow our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of February 18, 2016, we had 93 employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources and, based on our current commercialization strategy, we expect to further expand our employee base for sales and marketing resources in preparation for the commercial launch of solithromycin. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from their day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize solithromycin, Taksta and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth in our organization.

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

As of December 31, 2015, we had an accumulated deficit of approximately $319.0 million. We have no product revenues, but do have revenue from contract research and an upfront fee paid in connection with a license agreement. We have funded our operations to date from the private sale of equity and debt, our IPO and public offerings of our common stock. We expect to incur substantial additional losses over the next few years as our commercialization, research, development, pre-clinical testing, and clinical trial activities increase, especially those related to solithromycin and Taksta, and we expect these losses to continue for a period of time after planned launch of solithromycin due to our other development programs and the time needed for market uptake of solithromycin, if any. In addition, we also expect to incur additional costs operating as a public company. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

To raise additional funds to support our business operations, we may issue equity or debt securities. Debt securities could contain restrictive covenants that may adversely impact the operation of our business. The issuance of equity securities or convertible debt securities would result in dilution to our stockholders.

The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. For example, in July 2015, we entered into a loan agreement for $20.0 million with Comerica Bank that contains restrictive covenants, including restrictions on our ability to incur additional debt, transfer or place a lien or security interest on our assets, including our intellectual property, merge with or acquire other companies, redeem any shares of our capital stock or pay cash dividends to our stockholders. Future debt securities or other financing arrangements could contain similar or more restrictive negative covenants than the Comerica Bank loan. In addition, the sale of equity securities or convertible debt securities would result in the issuance of additional shares of our capital stock, which would result in dilution to our stockholders.

Our limited operating history makes it difficult to evaluate our business and prospects.

We began operations in 2006. Our operations to date have been limited to financing and staffing our company, conducting product development activities for solithromycin and Taksta, engaging in commercial launch preparation activities for solithromycin, performing research and development with respect to our proprietary macrolide library. We have not yet demonstrated an ability as a company to obtain regulatory approval for or commercialize a product candidate. Consequently, the ability to predict our future performance may not be as accurate as it could be if we had a history of successfully developing and commercializing pharmaceutical products.

Government funding for any current or future development programs may be withheld, delayed or terminated for reasons beyond our control.

We have an agreement with BARDA pursuant to which we are pursuing the evaluation and development of solithromycin for the treatment of bacterial infections in pediatric populations and infections caused by bioterror threat pathogens, specifically anthrax and tularemia.  Funding for any government-sponsored or government-funded program is subject to withholding, delay or termination for reasons beyond our control.  Further, funding could be reprioritized due to national or international developments.  Epidemics, such as the recent crisis with Ebola, could cause government sponsors, including BARDA, to shift funding away from our program to address what the sponsor views as more pressing needs. BARDA also has the right to terminate its agreement with us at any time if the contracting officer determines that it is in the government’s interest to do so.

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

Although we maintain general liability insurance of up to $2.0 million in the aggregate and clinical trial liability insurance of $10.0 million in the aggregate for each of solithromycin and Taksta, this insurance may not fully cover potential liabilities. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. In addition, inability to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the development and commercial production and sale of our products, which could adversely affect our business, financial condition, results of operations, and prospects.

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

Risks Related to our Intellectual Property

Our ability to pursue the development and commercialization of solithromycin depends upon the continuation of our licenses from Optimer and The Scripps Research Institute.

Our agreement with Optimer (now owned by Merck) provides us with a worldwide exclusive license to develop and sell solithromycin outside of ASEAN countries. We are obligated to use our diligent efforts to develop and commercialize products licensed from Optimer. We have other obligations to Optimer under the license related to progress reporting, payment terms and confidentiality. If we are unable to make the required milestone and royalty payments under the agreement, if we do not continue to use diligent efforts to develop and commercialize solithromycin or if we otherwise materially breach the agreement, our rights to develop and commercialize solithromycin would terminate and revert to Optimer. In addition, either we or Optimer may terminate the agreement upon the uncured material breach of the agreement or upon the other party’s bankruptcy. If our agreement with Optimer is terminated by Optimer, we would lose our rights to develop and commercialize solithromycin, which would adversely affect our business, financial condition, results of operations, and prospects.

Our agreement with The Scripps Research Institute, or TSRI, provides us with a license to make, use, sell, and import products for human or animal therapeutic use that use or incorporate one or more macrolides as an active pharmaceutical ingredient and is covered by certain patent rights owned by TSRI claiming technology related to copper-catalyzed ligation of azides and acetylenes, with exclusive rights as to the People’s Republic of China (excluding Hong Kong), South Korea and Australia, and non-exclusive rights in all other countries worldwide, except the member-nations of the Association of Southeast Asian Nations (which are not included in the license with TSRI). We are obligated to use commercially reasonable efforts to develop and obtain regulatory approvals to market and sell one or more licensed products. TSRI may terminate the agreement due to our insolvency, our conviction for a felony relating to the development, manufacture, use, marketing, distribution or sale of a licensed product, or upon an uncured breach of the agreement by us, including failure to make any required payment. If our agreement with TSRI is terminated by TSRI, we could lose our rights to synthesize and/or manufacture solithromycin under the licensed TSRI technology, which could adversely affect our business, financial condition, results of operations, and prospects.

Another party could develop a fusidic acid product and achieve FDA regulatory exclusivity in the U.S. before we do, potentially preventing our ability to commercialize Taksta.

We will rely partly on FDA regulatory exclusivity to protect our proprietary rights for Taksta, our fusidic acid product, in the U.S. Fusidic acid has been approved and sold for several decades in Europe and countries outside the U.S., but it has never been approved in the U.S. We believe this was due to the lack of regulatory exclusivity that was available for the molecule until the passage of Public Law 110-379 on October 8, 2008, which allowed old antibiotics such as fusidic acid to obtain five-year new chemical entity, or NCE, exclusivity upon NDA approval. This exclusivity will be granted to the first fusidic acid product that receives NDA approval. During the exclusivity period, for a minimum of four years the FDA will not accept an application filed by a third party that relies on any data contained in the approved NDA. Although we are not aware of another party currently developing fusidic acid for use in the U.S. for any indication, if another party were to do so and obtain NDA approval before we do, we would not be able to obtain approval for Taksta for any disease until after any period of regulatory exclusivity if our NDA relies on data contained in the previously approved NDA. In that event, we may not be able to commercialize Taksta, which would harm our ability to generate revenue and achieve profitability.

Our competitive position may be harmed if a competitor obtains orphan drug exclusivity for the treatment of prosthetic joint infections or refractory bone and joint infections before we do. Even if we were to obtain orphan drug exclusivity, a competitor could obtain approval of a different drug for the treatment of prosthetic joint infections or refractory bone and joint infections or for the same drug upon a showing that its drug is clinically superior to ours, which would harm our business.

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

If we do not receive orphan exclusivity for Taksta for the treatment of prosthetic joint infections or refractory bone and joint infections, our business would be negatively affected. In addition, even if we do obtain orphan exclusivity for Taksta, the FDA may permit other companies to market other drugs for the same condition or use. In addition, the FDA may approve another fusidic acid product for prosthetic joint infections or refractory bone and joint infections during our period of orphan drug exclusivity if it can be demonstrated that the drug is clinically superior to our drug, or if we are unable to supply sufficient product to meet the public’s need. This could create a more competitive market for us.

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

If we or our licensors or partners fail to obtain and maintain patent protection for our product candidates, or our proprietary technologies and their uses, companies may be dissuaded from collaborating with us. In such event, our ability to commercialize solithromycin, Taksta and our other product candidates may be threatened, we could lose our competitive advantage and the competition we face could increase, all of which could adversely affect our business, financial condition, results of operations, and prospects.

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

With respect to patents and patent applications relating to solithromycin or other compounds licensed from Optimer (now owned by Merck), Optimer retains rights in ASEAN countries. Generally, we do not have the right to prosecute and maintain any applications in those countries, unless Optimer elects not to file, prosecute or maintain any or all of such patent applications. Our potential future licensors also may retain the right to prosecute and maintain the patent rights that they license to us. If Optimer or other licensors fail to appropriately prosecute and maintain patent protection for any of our product candidates in those countries controlled by them, our ability to develop and commercialize those products may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products in those countries.

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

We have filed applications with the USPTO for marks for our two current product candidates; however, we cannot guarantee that either application will be allowed, or whether the USPTO will ultimately issue a trademark registration in respect to those applications. In addition, although we are not currently aware of any oppositions to or cancellations of our registered trademarks or pending applications, it is possible that one or more of the applications could be subject to opposition or cancellation after the marks are registered. The registrations will be subject to use and maintenance requirements. We have not yet registered all of our trademarks in all of our potential markets and there are names or symbols other than “Cempra” that may be protectable marks for which we have not sought registration. Failure to secure those registrations could adversely affect our business. We cannot assure you that opposition or cancellation proceedings will not be filed against our trademarks or that our trademarks would survive such proceedings.

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

Our stock began trading on the Nasdaq Global Market on February 3, 2012. Between that date and February 18, 2016, it has traded between $5.26 and $46.99. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

•	any delay in enrollment of our ongoing Phase 3 clinical trial for solithromycin for gonorrhea or commencement of our Phase 3 clinical trial for Taksta in ABSSSI;
•	adverse results or delays in clinical trials;
•

any delay in filing our NDAs for solithromycin or Taksta and any adverse development or perceived adverse development with respect to the FDA’s review of the NDAs, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•	changes in laws or regulations applicable to our products or product candidates, including but not limited to clinical trial requirements for approvals;
•	unanticipated serious safety concerns related to the use of solithromycin, Taksta or any of our other product candidates;
•	a decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	the inability to obtain adequate product supply for solithromycin, Taksta or any other approved drug product, or the inability to do so at acceptable prices;
•	developments concerning our sources of manufacturing supply and any commercialization partners;
•	adverse regulatory decisions;
•	the introduction of new products or technologies offered by us or our competitors;
•	the effectiveness of our or our potential partners’ commercialization efforts;
•	the inability to effectively manage our growth;
•	our cash position and investor concerns about our need for additional financing as well as our ability to raise capital and the timing and dilutive impact of any future financing transactions;
•	actual or anticipated variations in quarterly operating results;
•	the failure to meet or exceed the estimates and projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	the overall performance of the U.S. equity markets and general political and economic conditions;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;
•	sales of our common stock by our stockholders in the future;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	the trading volume of our common stock;
•	effects of natural or man-made catastrophic events or other business interruptions; and
•	other events or factors, many of which are beyond our control.

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

At January 31, 2016, our executive officers, directors and entities affiliated with certain of our directors beneficially owned approximately 19.7% of our outstanding voting common stock. Therefore, these stockholders have the ability to influence us through their ownership position. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

The requirements of being a public company add to our operating costs and might strain our resources and distract our management.

We became a public company on February 2, 2012. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or SEC, and the NASDAQ Global Market have imposed various requirements on public companies. While we had opted to rely on certain exemptions from these requirements provided in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, these exemptions were not available to us after December 31, 2015, and our management and other personnel will need to devote a substantial amount of time to compliance initiatives. In addition, these rules and regulations may make our activities related to legal, accounting and financial compliance more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

We only recently ceased being an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth will make our common stock less attractive to investors or otherwise negatively impact the price of our stock.

The JOBS Act contains provisions that, among other things, reduce reporting requirements for qualifying companies.  Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we previously had chosen to rely on these exemptions, and as a result, we were not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, or (iv) disclose executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation, when such disclosure requirements are effective. These exemptions expired on December 31, 2015 because we no longer satisfied the criteria to be an emerging growth company. We cannot be certain if our current scaled disclosure will make our stock less attractive to investors or negatively affect the price of our stock.

If we fail to establish and maintain proper internal controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.

SEC rules that implement Section 404 of the Sarbanes-Oxley Act require us to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. We first became subject to this requirement for our Annual Report on Form 10-K for the year ended December 31, 2013. While we have concluded that our internal control over financial reporting was effective as of December 31, 2015, there can be no assurance that we will be able to so conclude in the future or that we will not identify one or more material weaknesses in our internal controls in connection with future evaluations. Additionally, in the past we had opted to rely on the exemptions provided in the JOBS Act regarding independent auditor assessments of internal controls over financial reporting.  Beginning with the year ended December 31, 2015, when we ceased to be an “emerging growth company,” however, we now must provide our independent auditor’s assessment of our internal controls over financial reporting in each Annual Report on Form 10-K. Investors may lose confidence in our operating results, our stock price could decline and we may be subject to litigation or regulatory enforcement actions if (i) in the future we are unable to conclude that our internal control over financial reporting is effective, (ii) we identify material weaknesses in our internal control over financial reporting, which could result in financial statement errors which, in turn, could require us to restate our operating results or (iii) our independent auditors are unwilling or unable to provide us with an attestation report on the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Any of these events could cause investors to lose confidence in our operating results, our stock price could decline and we may be subject to litigation or regulatory enforcement actions. In addition, if we are unable to meet the requirements of Section 404 of the Sarbanes-Oxley Act, we may not be able to remain listed on the NASDAQ Global Market.

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

We have never declared or paid any cash dividends on our capital shares. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. In addition, under our loan and security agreement with Comerica Bank, we are prohibited from declaring or paying any cash dividends. Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 32,182 square feet of office space for our headquarters in Chapel Hill, North Carolina under an agreement that expires in March 2021.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded under the symbol “CEMP” and is quoted on the NASDAQ Global Market. Our common stock began trading on the NASDAQ Global Market on February 3, 2012.

On February 18, 2016, the closing price for the common stock as reported on the NASDAQ Global Market was $17.60.

As of February 18, 2016, there were 17 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers. We believe that, when our record holders and stockholders whose shares are held in nominee or street name by brokers are combined, we have in excess of 2,000 stockholders.

Dividend Policy

We have never declared or paid any cash dividends on our common stock.  We currently do not plan to declare dividends on shares of our common stock in the foreseeable future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors our board deems relevant.

Pursuant to the terms of the Comerica Bank loan, for as long as the Comerica Bank loan is outstanding, we may not pay any cash dividends on our common stock.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this report.

Stock Performance Graph

The following performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing. The performance graph compares the performance of our common stock to the Nasdaq Biotechnology Index and the Nasdaq Composite Index. The graph covers the most recent four-year period ended December 31, 2015.

The graph assumes that the value of the investment in our common stock and each index was $100.00 at February 6, 2012, the date our common stock first traded after our IPO, and that all dividends are reinvested.

$100 investment in stock or index	Ticker	February 6, 2012	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
Cempra, Inc.	CEMP	$100.00	$106.00	$204.00	$388.00	$514.00
NASDAQ Biotechnology Index	NBI	$100.00	$114.00	$189.00	$254.00	$283.00
NASDAQ Composite Index	IXIC	$100.00	$104.00	$144.00	$163.00	$172.00

Item 6. Selected Financial Data

The consolidated statement of income data set forth below with respect to the fiscal years ended December 31, 2015, December 31, 2014, and December 31, 2013 and the consolidated balance sheet data at December 31, 2015 and December 31, 2014 are derived from the audited consolidated financial statements included in Item 8 of this Annual Report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of income data for the fiscal years ended December 31, 2012 and December 31, 2013 and the consolidated balance sheet data at December 31, 2013, December 31, 2012 and December 31, 2011 are derived from audited consolidated financial statements not included herein.

Condensed Consolidated Statement of Operations Data

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(in thousands)
Revenue:
Total revenue	$-	$-	$7,813	$15,216	$27,309
Operating expenses:
Research and development	16,872	16,869	41,300	62,539	93,353
General and administrative	3,708	6,069	9,433	12,077	22,871

Total operating expenses	20,580	22,938	50,733	74,616	116,224

Loss from operations	(20,580)	(22,938)	(42,920)	(59,400)	(88,915)

Other income (expense), net	(641)	(1,289)	(2,114)	(2,249)	(2,198)

Net loss	(21,221)	(24,227)	(45,034)	(61,649)	(91,113)
Accretion of redeemable convertible preferred shares	(3,763)	(313)	-	-	-
Net loss attributable to common shareholders	(24,984)	(24,540)	(45,034)	(61,649)	(91,113)

Basic and diluted loss per share	$(47.53)	$(1.23)	$(1.53)	$(1.81)	$(2.09)
Shares used in computation of basic and diluted loss per share	525,689	19,882,585	29,449,716	34,130,901	43,565,518

Condensed Consolidated Balance Sheet Data

	As of December 31,
	2011	2012	2013	2014	2015
	(in thousands)
Balance sheet data:
Cash and equivalents	$15,602	$70,109	$96,503	$99,113	$153,765
Working capital	11,699	65,029	87,675	86,766	144,086
Total assets	16,859	70,738	99,008	105,311	162,139
Total debt	13,962	9,850	14,739	18,472	19,702
Total shareholders' equity (deficit)	(96,685)	57,770	69,975	61,021	117,665

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

Overview

We are a clinical-stage pharmaceutical company focused on developing differentiated antibiotics for the acute care and community settings to meet critical medical needs in the treatment of bacterial infectious diseases, particularly respiratory tract infections and chronic staphylococcal infections. Our lead product, solithromycin (CEM-101), has completed two Phase 3 clinical trials, for which topline results were reported in January and October 2015. Additionally, we are currently enrolling a Phase 1B clinical trial for solithromycin with pediatric patients. We are developing solithromycin in oral capsules, intravenous, or IV, and suspension formulations, initially for the treatment of community acquired bacterial pneumonia, or CABP, one of the most serious infections of the respiratory tract, for which we have begun filing, on a rolling basis, a new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA. We plan to file a marketing authorization application, or MAA, for oral and IV solithromycin for the treatment of CABP with the European Medicines Agency, or EMA. We expect to complete both submissions in the first half of 2016. Solithromycin is a potent new fourth generation macrolide and the first fluoroketolide in clinical development. We also are conducting a Phase 3 trial of solithromycin in uncomplicated gonorrhea.  In September 2015 we began exploring solithromycin’s anti-inflammatory properties by initiating Phase 2 studies of solithromycin treating chronic obstructive pulmonary disease, or COPD, and nonalcoholic steatohepatitis, or NASH patients. Our second program is Taksta, which we are developing exclusively in the U.S. as a long term oral treatment for acute bacterial skin and skin structure infections, or ABSSSI, and refractory bone and joint infections caused by staphylococci, including S. aureus and MRSA. Based on our discussions with the FDA in 2015, we are planning to test Taksta for long-term suppressive therapy of refractory bone and joint infections, including prosthetic joint infections, or PJI, in a single arm exploratory trial expected to begin in the first quarter of 2016 and began a Phase 3 trial for the treatment of ABSSSI in December 2015, which could lead to an NDA filing with the FDA for both indications.

Financial Overview

Revenue

To date, we have not generated revenue from the sale of any products. All of our revenue to date has been derived from (1) a government contract and (2) the receipt of proceeds under our license and supply agreements with Toyama Chemical Co., Ltd., or Toyama, a portion of which has been recognized as revenue in accordance with generally accepted accounting principles in the U.S., or U.S. GAAP.

In May 2013, we entered into an agreement with the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services, or BARDA, for the evaluation and development of solithromycin for the treatment of bacterial infections in pediatric populations and infections caused by bioterror threat pathogens, specifically anthrax and tularemia.

The BARDA agreement is a cost plus fixed fee development contract, with a base performance segment valued at approximately $17.7 million, and four option work segments that BARDA may request in its sole discretion pursuant to the agreement. If all four option segments are requested, the cumulative value of the agreement would be approximately $58.0 million. Three of the options are cost plus fixed fee arrangements and the last option is a cost sharing arrangement for which we would be responsible for a designated portion of the costs associated with that work segment. The estimated period of performance for the base performance segment is May 2013 through February 29, 2016, which has been extended to November 2015 from the original May 2015 date at our request to allow more time to deliver the completed work product; this extension will not increase the cost of the work to be performed under the base segment nor does it change any other terms or provisions of the BARDA contract, including timeframes for the other work options.  BARDA exercised the second option in November 2014.  The value of the second option work segment is approximately $16.0 million and the estimated period of performance is November 2014 through November 2016.  If all option segments are requested, this estimated period of performance would be extended until approximately May 2018.

Under the contract, we are reimbursed and recognize revenue as allowable costs are incurred plus a portion of the fixed-fee earned.  We consider fixed-fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated contract costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed.  Through December 31, 2015, we recognized $25.5 million in revenue under this agreement.

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

Following execution of the agreement, we received a $10.0 million upfront payment from Toyama. Toyama is also obligated to pay us up to an aggregate of $60.0 million in milestone payments, depending on the achievement of various regulatory, patent, development and commercial milestones. The first of these milestones was achieved in the third quarter of 2014 for which we received a payment of $10.0 million from Toyama.  The second $10.0 million milestone was recognized in the first quarter of 2015, based on the Japan Patent Office issuing a Decision of Allowance for our patent covering certain crystal forms of solithromycin in Japan.  Under the terms of the license agreement, Toyama must also pay us a royalty equal to a low-to-high first double decimal digit percentage of net sales, subject to downward adjustment in certain circumstances. Cumulatively, through December 31, 2015, we have recognized $18.7 million in revenue under this agreement and the remainder, which is deferred, will be recognized when earned.

As part of the license agreement, we also entered into a supply agreement with Toyama, whereby we will be the exclusive supplier (with certain limitations) to Toyama and its sublicensees of API for solithromycin for use in licensed products in Japan, as well as the exclusive supplier to Toyama and its sublicensees of finished forms of solithromycin to be used in its clinical trials in Japan. Pursuant to the supply agreement, Toyama will pay us for such clinical supply of finished product and all supplies of API for solithromycin for any purpose, other than the manufacture of products for commercial sale in Japan, at prices equal to our costs. All API for solithromycin supplied by us to Toyama for use in the manufacture of finished product for commercial sale in Japan will be ordered from us at prices determined by our manufacturing costs, and which may, depending on such costs, equal, exceed, or be less than such costs. Either party may terminate the supply agreement for uncured material breach or insolvency of the other party, with Toyama’s right to terminate for our breach subject to certain further conditions in the case of our failure to supply API for solithromycin or clinical supply, but otherwise the supply agreement will continue until the expiration or termination of the license agreement.  In January 2016, we entered into a supply agreement with FUJIFILM Finechemicals Co., Ltd., which is intended to provide us with solithromycin in sufficient quantities and at reasonable prices to ensure we meet our obligation to Toyama under the supply agreement.

In the future, we anticipate generating revenue from a combination of sales of our products, if approved, through our own sales force in the U.S. for solithromycin, and third parties elsewhere, and license fees, milestone payments and royalties in connection with strategic collaborations regarding any of our product candidates. We expect that any revenue we generate will fluctuate from quarter to quarter. If we or our strategic partners fail to complete the development of solithromycin or Taksta in a timely manner or obtain regulatory approval for them, or if we fail to develop our own sales force or find one or more strategic partners for the commercialization of approved products, our ability to generate future revenue, and our financial condition and results of operations would be materially adversely affected.

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

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Direct research and development expense by program:
Solithromycin	$34,155	$51,319	$73,435
Taksta	1,459	2,903	7,093
Macrolide research	61	258	317
Research and development personnel cost	4,887	6,907	11,485
Total direct research and development expense	40,562	61,387	92,330
Indirect research and development expense	738	1,152	1,022
Total research and development expense	$41,300	$62,539	$93,352

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

We are also planning an exploratory study of Taksta for long-term suppressive therapy of refractory bone and joint infections, including PJI, and have begun a Phase 3 trial for the treatment of ABSSSI to determine Taksta’s safety and efficacy.

Based on our current assumptions, our research and development expense in the first quarter of 2016 is expected to be meaningfully higher than our research and development expense in the fourth quarter of 2015, after which we expect it will return to a level similar to research and development expense in the fourth quarter of 2015, excluding the manufacturing of commercial product in support of product launch and the potential payment of any milestones tied to FDA approval of solithromycin for CABP. In 2017, unless we add new compounds to our clinical pipeline, we expect research and development expenses to decline.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including share-based compensation, for employees in executive, operational, finance and human resources functions. Other significant general and administrative expenses include professional fees for accounting, legal, and information technology services, facilities costs, expenses associated with obtaining and maintaining patents, and costs of commercialization activities.

We expect that our general and administrative expenses will increase with the continued development of and in preparation for commercialization of our product candidates. Specifically, we anticipate general and administrative expenses to increase on a quarterly basis throughout the first half of 2016 as we further expand our commercial team, conduct market research and perform pricing studies and physician targeting analyses.  After the completion of the NDA submission for solithromycin for CABP, we expect general and administrative spending to further increase as we develop marketing programs and begin to build out our sales leadership infrastructure.  We also believe that these increases will likely include increased costs related to the hiring of additional personnel and increased fees for outside consultants, lawyers and accountants. We also expect to incur significant costs to comply with corporate governance, internal controls, information technology and similar requirements applicable to public companies.

Other Income (Expense), Net

Interest income consists of interest earned on our cash and equivalents, as well as decreases in fair value of warrants issued in connection with the note issued to Hercules Technology Growth Capital, Inc., or Hercules, in December 2011, referred to as the December 2011 Note.

Interest expense consists of interest incurred and increases in the fair value of the warrant on the December 2011 Note which was paid in full in July 2015, and the Loan and Security Agreement (“Loan and Security Agreement”) with Comerica Bank (“Comerica”), which was entered into in July 2015.

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

Revenue Recognition

Our revenue generally consists of research related revenue under federal contracts, supply revenue and licensing revenue related to non-refundable upfront fees, milestone payments and royalties earned under license agreements. Revenue is recognized when the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.

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

Valuation of Financial Instruments

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

Results of Operations

Comparison of Years Ended December 31, 2014 and December 31, 2015

The following table summarizes the results of our operations for each of the years ended December 31, 2014 and 2015, together with the changes in those items in dollars:

	Year Ended December 31,		Dollar
	2014	2015	Change
Revenue
Contract research	$9,609	$12,448	$2,839
License	4,339	10,000	5,661
Supply	1,268	4,860	3,592
Total revenue	15,216	27,308	12,092

Research and development expense (1)	62,539	93,352	30,813
General and administrative expense (1)	12,077	22,871	10,794
Other income (expense), net	(2,249)	(2,198)	51

(1) Includes the following stock-based compensation expenses:
Research and development expense	$811	$1,948	$1,137
General and administrative expense	2,294	3,940	1,646

Contract revenue

For the twelve months ended December 31, 2015, contract research revenue increased $2.8 million as we had two concurrent work segments under the BARDA contract running throughout 2015, while only one segment ran through the majority of 2014.  We expect contract research revenue to continue to increase as we perform on other segments of the contract progresses.

License revenue

License revenue of $4.3 million was recognized in 2014 upon receipt of the $10.0 million development milestone payment upon the approval from the Pharmaceuticals and Medical Devices Agency (PMDA) for Phase 2 studies in Japan.   License revenue of $10.0 million was recognized in 2015 upon receipt of the development milestone payment from the Decision of Allowance issued by the Japan Patent Office for our patent covering certain crystal forms of solithromycin in Japan.

Supply revenue

For the twelve months ended December 31, 2015, we recognized $4.9 million related to payments for clinical supply of finished product and supply of API under our supply agreement with Toyama as compared to $1.3 million for the twelve months ended December 31, 2014.

Research and Development Expense

For the twelve months ended December 31, 2015, our research and development expenses increased to $93.3 million compared to $62.5 million for the twelve months ended December 31, 2014. The increase of $30.8 million is primarily related to the following:

•	an increase in purchases of initial quantity of solithromycin API in preparation for commercial launch of $20.8 million;
•	an increase in employee cost of $4.6 million primarily from increased headcount and stock compensation expense;
•	an increase in Toyama expenses of $3.3 million related to the purchase of API for clinical studies; and
•	an increase in Taksta expenses of $2.4 million primarily related to clinical trial supplies for the Phase 3 ABSSI trial;

General and Administrative Expense

For the twelve months ended December 31, 2015, our general and administrative costs increased to $22.8 million compared to $12.0 million for the twelve months ended December 31, 2014. The increase of $10.8 million is related to the following:

•	an increase in employee cost of $3.5 million from increased headcount and stock compensation expense;
•	an increase in professional services of $5.8 million primarily related to consulting fees for commercial readiness activities;
•	an increase in trade fees of $1.0 million; and
•	an increase in office expenses of $0.5 million;

Other Income (Expense), Net

Other income (expense) remained consistent for the years ended December 31, 2014 and December 31, 2015.

Comparison of Years Ended December 31, 2013 and December 31, 2014

The following table summarizes the results of our operations for each of the years ended December 31, 2013 and 2014, together with the changes in those items in dollars and as a percentage:

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

Contract revenue

For the twelve months ended December 31, 2014, contract research revenue increased $6.1 million as we had a full year of revenue under our BARDA contract in 2014 compared to seven months in 2013.  We expect contract research revenue to continue to increase as the base performance segment of the BARDA contract progresses.

License revenue

License revenue of $4.3 million was recognized upon receipt of the $10.0 million development milestone payment upon the approval from the Pharmaceuticals and Medical Devices Agency (PMDA) for Phase 2 studies in Japan in August 2014.  License revenue of $4.3 million was recognized upon receipt of the $10.0 million upfront payment from the execution of the Toyama license agreement in May 2013.

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

General and Administrative Expense

For the twelve months ended December 31, 2014, our general and administrative costs increased to $12.0 million compared to $9.4 million for the twelve months ended December 31, 2013. The increase of $2.6 million is related to increases in employee costs, franchise tax, legal and other professional service fees, and pre-commercialization service fees.

Other Income (Expense), Net

Other income (expense) remained consistent for the years ended December 31, 2013 and December 31, 2014.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in November 2005 through December 31, 2015, we have funded our operations primarily with $441.5 million from debt, and the sale of convertible notes, convertible preferred shares, common shares and common stock.  As of December 31, 2015, we had cash and equivalents of approximately $153.8 million.  In January 2016, we completed a public offering of 4,166,667 shares of common stock at a price of $24.00 per share resulting in net proceeds of $94.0 million after deducting underwriting discounts, commissions and expenses of approximately $6.0 million.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2013	2014	2015
		(in thousands)
Net cash provided by (used in):
Operating activities	$(32,441)	$(49,092)	$(87,849)
Investing activities	(134)	(52)	(46)
Financing activities	58,969	51,754	142,546
Net increase (decrease) in cash and equivalents	$26,394	$2,610	$54,651

Operating Activities. Cash used in operating activities of $32.4 million during the year ended December 31, 2013 was primarily a result of our $45.0 million net loss, offset by changes in operating assets and liabilities of $8.5 million and non-cash items of $4.1 million.  Cash used in operating activities of $49.1 million during the year ended December 31, 2014 was primarily a result of our $61.6 million net loss, offset by changes in operating assets and liabilities of $8.7 million and non-cash items of $3.8 million.  Cash used in operating activities of $87.8 million during the year ended December 31, 2015 was primarily a result of our $91.1 million net loss and changes in operating assets and liabilities of $3.2 million offset by non-cash items of $6.5 million.

Investing Activities. Net cash used in investing activities was $134,000, $52,000 and $46,000 for the years ended December 31, 2013, 2014 and 2015, respectively, primarily related to our purchases of equipment.

Financing Activities. Net cash provided by financing activities was $59.0 million for the year ended December 31, 2013, $51.8 million for the year ended December 31, 2014, and $142.5 million for the year ended December 31, 2015. The cash provided by financing activities of $59.0 million in the year ended December 31, 2013 consisted primarily of gross proceeds of $57.9 million from the public offering in June 2013 offset by underwriting discounts and offering costs of $3.7 million, and $5.2 million of proceeds from the amendment of the December 2011 Note.  The cash provided by financing activities of $51.8 million in the year ended December 31, 2014 consisted primarily of gross proceeds of $50.0 million from the at-the-marketing offering (ATM) offset by agent fees and offering costs of $1.2 million, and $3.0 million of proceeds from the amendment of the December 2011 Note.  The cash provided by financing activities of $142.5 million in the year ended December 31, 2015 consisted primarily of gross proceeds of $147.0 million from the public offering in January 2015, $3.0 million from proceeds from the exercise of stock options and warrants, $1.0 million in the debt refinance with Comerica Bank, offset by underwriting discounts of $8.9 million, offering costs of $0.2 million and debt issuance costs of $0.3 million.

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

Based on our current assumptions, we expect that our cash and equivalents, including the proceeds of the January 2016 public offering, will enable us to fund our operating expenses and capital expenditure into the second quarter of 2017, including the completion of the NDA submission for solithromycin for CABP, the completion of our Phase 3 trial for solithromycin for the treatment of gonorrhea, and the cost of preparing for and the initial launch of solithromycin in the U.S. This projection does not include any funds from future financings or partnerships beyond the Toyama relationship and the BARDA contract. We will need to obtain additional financing for the continued development of solithromycin and Taksta and our other product candidates and to support the ongoing commercialization  of solithromycin and any of our other product candidates. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates.

Our future capital requirements will depend on many factors, including:

•

the progress, costs and results of our ongoing Phase 3 uncomplicated gonorrhea trial, our ongoing Taksta Phase 3 trial for ABSSSI and planned exploratory study for bone and join infections and any future trials for solithromycin and Taksta;

•	the costs of pre-launch commercialization activities for solithromycin for CABP including the purchase of commercial quantities of API for the planned commercial launch;
•	the costs of commercial launch activities, including product sales, marketing, manufacturing and distribution, for solithromycin for CABP;
•	the progress, costs and results of our ongoing Phase 2 trials for solithromycin for COPD and NASH;
•	the scope, progress costs, and results of pre-clinical development, laboratory testing and clinical trials for our other product candidates;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our other product candidates for which we receive regulatory approval;
•	receipt of payments under the BARDA contract;
•	our ability to establish collaborations on favorable terms;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•	revenue if any, received from sales of our product candidates, if approved by the FDA;

•	our ability to enter into any license agreements for the distribution of our product candidates outside the U.S.;
•	the extent to which we acquire or invest in businesses, products and technologies;
•	our ability to obtain government or other third-party funding; and
•	obtaining milestone payments from Toyama.

Until we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We do not anticipate any substantial product revenue until we launch soithromycin in the U.S., assuming approval of our NDA for the treatment for CABP.  Assuming FDA approval, we do not expect to be able to launch solithromycin for CABP until sometime in 2017 at the earliest. We do not have any committed external source of funds except for the potential $10.0 million revolver available under the Comerica loan we entered into in July 2015, which will be available to us in the event of approval of our planned NDA for solithromycin for CABP. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of any securities may include liquidation or other preferences that adversely affect our stockholders’ rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or declaring dividends, such as was imposed under the loan from Hercules and are imposed under the Comerica loan. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

We plan to sell solithromycin in the U.S. through our own specialty sales and marketing teams that will focus on the continuum of care for CABP focused in the outpatient setting primarily on emergency rooms, urgent care centers, outpatient clinics and other high CABP antibiotic prescribing physician offices and in the hospital focused primarily on key academic medical centers and teaching hospitals with significant influence in a given geography. Currently, we expect to build an antibiotic specialty sales force of between 200 and 300 representatives to be able to address the high prescribing centers we have identified as our primary target. According to data we have generated, these high prescribers represent approximately 4% of the prescribers writing prescriptions for azithromycin and levofloxacin to treat CABP, and are responsible for approximately 40% of such prescriptions annually. We do not plan to hire sales representatives unless the FDA approves the NDA for solithromycin for CABP.  We believe solithromycin represents an attractive commercialization opportunity outside the U.S. As with our current development arrangement with Toyama for the commercialization of solithromycin in Japan, we intend to seek one or more commercialization partners for foreign markets.  In the meantime, we are working on the necessary regulatory application filings for solithromycin as a treatment for CABP in both the U.S. and Europe, and are continuing our commercial readiness activities to prepare for the commercial launch of solithromycin in the U.S.  We will need additional financing to support the ongoing commercialization of solithromycin, any development for other indications for solithromycin, as well as to continue development activities to obtain regulatory approval of and to commercialize Taksta.  We plan, as noted, to seek partners as well as equity or debt financings or other sources of third-party funding, including government grants to support the continued development and commercialization of solithromycin, Taksta and our other products candidates. If we are unable to raise additional funds when needed, whether on favorable terms or not, we may be required to delay, limit, reduce or terminate our development of our product candidates, or our commercialization efforts, or to grant rights to others to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2015 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

				More
		1 - 3	4 - 5	Than
	Total	years	years	5 years
Operating lease	$3,046	$2,185	$820	$41
The Scripps Research Institute	630	255	170	205
Macrolide Pharmaceuticals Inc.	1,500	1,500	-	-
Loan and Security Agreement	20,000	17,778	2,222	-
Interest on Loan and Security Agreement	2,232	2,204	28	-
Total (1)	$27,408	$23,922	$3,240	$246

(1)	Minimum purchase obligations under the supply agreement with FFFC was excluded from the above table as the conditions of the agreement make the committed amount undeterminable at this time

In July 2015, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Comerica Bank (“Comerica”).  The Loan and Security Agreement provides that we may borrow up to $20.0 million in a term loan (the “Term Loan”) and, upon FDA approval of our planned NDA for solithromycin, we may also borrow an aggregate amount equal to the lesser of (i) up to 75% of our eligible inventory and 80% of eligible accounts receivable or (ii) $10.0 million (the “Revolver”). After FDA approval of our planned NDA for solithromycin, we may convert the Term Loan to the Revolver, in which event the Revolver would have a maximum amount available to us of $25.0 million.  The Loan and Security Agreement specifies the criteria for determining eligible inventory and eligible accounts receivable and sets forth ongoing limitations and conditions precedent to the our ability to borrow under the Revolver.

At closing, we received the full $20.0 million under the Term Loan and paid a facility fee of $100,000 for the Term Loan and a facility fee of $187,500 for the Revolver.  We immediately used proceeds from the Term Loan to pay all of our $17.7 million outstanding principal and interest and $1.2 million in end of term and prepayment fees under the loan and security agreement (“December 2011 Note”) with Hercules Technology Growth Capital, Inc. (“Hercules”) and terminated the December 2011 Note. We recorded a charge of $328,423 on the early extinguishment of the December 2011 Note.

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

In January 2016, Cempra Pharmaceuticals, Inc. entered into an API manufacturing and supply agreement with FUJIFILM Finechemicals Co., Ltd., or FFFC, which will provide us with solithromycin in sufficient quantities and at reasonable prices to help ensure we meet our obligation under the May 8, 2013 supply agreement with Toyama Chemical Co., Ltd.  We are subject to a minimum purchase obligation for a designated number of years after the successful completion of validation studies and the manufacturing facility by FFFC, beginning in the month that API is delivered after regulatory approval in Japan.  The agreement’s initial term runs until December 16, 2025. After the end of the initial term, and at the end of each year thereafter, the term will automatically extend for an additional year unless either party gives written notice to the other of its intent to terminate within a designated period of time prior to the expiration of the term, in which case the agreement will terminate at the end of such term.

On January 29, 2016, Cempra Pharmaceuticals, Inc. entered into an Option and License Agreement with Macrolide Pharmaceuticals, Inc. (“MP”), pursuant to which MP granted us an exclusive option to license certain of MP’s patents and know-how involving macrolides, including specifically novel methods of synthesizing solithromycin (the “Compound”).  Under the agreement, we will support research at MP focused on developing a novel, cost-competitive manufacturing approach to solithromycin. The option will run until the later to occur of (i) the earlier of (a) the date that we first obtain FDA approval for any product incorporating the Compound as an active pharmaceutical ingredient, or API, or (b) January 27, 2019, or (ii) the date that is six months after the earlier of (a) MP’s satisfaction of certain milestones, or (b) we terminate of MP’s obligations under the evaluation program.  Under the evaluation program called for in the agreement, MP will conduct research activities for the manufacture of the Compound, which activities we will evaluate to determine whether to exercise the option to license.

Upon execution of the agreement, we paid MP a non-refundable, non-creditable initial license fee of $375,000.  For conducting the evaluation program, we will pay MP a non-refundable, non-creditable fee in the aggregate amount of $375,000 within five business days of entry into the agreement.  In addition, we will pay MP the expected reasonable, documented, direct compensation-related costs of employees and advisors necessary to conduct MP’s portion of the evaluation program in the aggregate amount of $1.5 million, which we will pay in 18 equal consecutive non-refundable, non-creditable monthly installments of $83,333, beginning with the first monthly anniversary of entry into the agreement. Further, we will pay MP up to an aggregate of $1.0 million upon the satisfaction of certain performance milestones.

If we exercise the option, the license will be exclusive and worldwide (other than Association of Southeast Asian Nations) and for any and all uses in human and non-human animals, and with the right to sublicense. We may, in our discretion, exercise the option for a reduced portion of the territory and, if we have elected a reduction the territory, may increase as we wish within the territory, and as many times as we wish, provided such increase is made within 60 months of our exercise of the option.

If we exercise the option, we will pay MP a non-refundable, non-creditable license fee of $1.0 million, of which $500,000 will be paid within 15 business days of exercise, and $500,000 will be paid in the form of “deemed royalty” payments (up to such amount)

equal to a fraction of a percent of net sales of licensed products. We will pay tiered royalties of a fraction of a percent on designated levels of annual net sales of license products.  Further, we will pay a non-refundable, non-creditable additional royalty equal to a fraction of a percent on the net sales of licensed products of a designated amount sold by us, our sublicensees, and product partners, but the royalty will not exceed $1.0 million in the aggregate. Royalties will be paid on a country-by-country basis and product-by-product basis until the date on which there are no valid claims of any licensed MP patent covering a product in the applicable country.

If we exercise the option, the agreement’s term will run on a country by country and product by product basis until the date on which there are no valid claims in the licensed MP patents covering a particular product in a particular country.

Net Operating Losses

As of December 31, 2015, we had federal net operating loss carryforwards of approximately $250.5 million and state net operating loss carryforwards of approximately $170.7 million. The net operating loss carryforwards begin to expire in 2026 and 2021 for federal and state tax purposes, respectively. We also had federal research and development credit carryforwards of approximately $9.2 million which begin to expire in 2026, federal orphan drug credits carryforwards of approximately $3.1 million which begin to expire in 2033, federal charitable contribution carryforwards of approximately $80,200 which begin to expire in 2016, and state credit carryforwards of approximately $701,600, which begin to expire in 2018.

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

Recent Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual report period. The amendments in this ASU may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We adopted this standard as of December 31, 2015 with prospective application. As a result, we reclassified our deferred tax assets classified as current to noncurrent and our deferred tax liabilities classified as current to noncurrent in our December 31, 2015 consolidated balance sheet. Prior balance sheets were not retrospectively adjusted.

In April 2015, the FASB issued ASU 2015-3, Simplifying the Presentation of Debt Issuance Costs.  The new standard will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable International Financial Reporting Standards, or IFRS.  Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  This standard has been early adopted by us without a material impact on our consolidated financial statements.

In May 2014, FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance, as amended by ASU-2015-14, is effective for fiscal years and interim periods within those years beginning after December 15, 2017, which is effective for us for the year ending December 31, 2018. We are currently evaluating the impact that the implementation of this standard will have on our consolidated financial statements.

Cautionary Statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Item 1A. Risk Factors”.

Statements contained in this Form 10-K that are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: risks related to the costs, timing, regulatory review and results of our studies and clinical trials and those of our strategic partners; the results of studies of our product candidates conducted by others; our and our strategic partners’ ability to obtain necessary FDA and foreign regulatory approval of our product candidates; differences between historical studies on which we have based our planned clinical trials and actual results from our trials; our anticipated capital expenditures, our estimates regarding our capital requirements, and our need for future capital; our liquidity and working capital requirements; our ability to commercialize and launch, whether on our own or with a strategic partner, any product candidate that receives regulatory approval; our expectations regarding our revenues, expenses and other results of operations; the unpredictability of the size of the markets for, and market acceptance of, any of our products, including solithromycin and Taksta; our ability to produce and sell any approved products and the price we are able to realize for those products; our need to obtain additional funding and our ability to obtain future funding on acceptable terms; our dependence on the success of solithromycin and Taksta; the possible impairment of, or inability to obtain, intellectual property rights and the cost of obtaining such rights from third parties; our ability to retain and hire necessary employees and to staff our operations appropriately; our ability to compete in our industry and innovation by our competitors; our ability to stay abreast of and comply with new or modified laws and regulations that currently apply or become applicable to our business; estimates and estimate methodologies used in preparing our financial statements; the future trading prices of our common stock and the impact of securities analysts’ reports on these prices; and the risks set out in our filings with the SEC.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.  Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio.  Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during 2013, 2014 or 2015.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide the reasonable assurance discussed above.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change to our internal control over financial reporting occurred during the last fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Executive Officers

As of February 18, 2016, our executive officers are Dr. Prabhavathi Fernandes, our President and Chief Executive Officer, Mark W. Hahn, our Chief Financial Officer, David S. Moore, our Chief Commercial Officer, and Dr. David W. Oldach, our Chief Medical Officer. Information for each is provided below.

Name	Age (as of 02/18/16)	Business Experience For Last Five Years
Prabhavathi Fernandes, Ph.D.	66

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

Mark W. Hahn	53

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

David Moore	42

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

Name	Age (as of 02/18/16)	Business Experience For Last Five Years
David W. Oldach, M.D.	58

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

The other information required by this Item concerning our directors is incorporated by reference from the section captioned “Proposal No. 1—Election of Directors” and “Corporate Governance” contained in our proxy statement related to the 2016 Annual Meeting of Stockholders scheduled to be held on May 18, 2016 which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. The information required by this Item concerning compliance with Section 16(a) of the Exchange Act by our directors, executive officers and persons who own more than 10% of our outstanding common stock is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the proxy statement.

Item 11. Executive Compensation

The information required by this Item concerning directors and executive compensation is incorporated by reference from the section captioned “Director Compensation,” “Executive Compensation – Summary Compensation Table” “Executive Compensation – Compensation Discussion and Analysis,” “Executive Compensation – Grants of Plan Based Awards,” “Executive Compensation – Option Exercises and Stock Vested,” “Executive Compensation – Outstanding Equity Awards at Fiscal Year End 2015” “Executive Compensation – Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation – Compensation Committee Report” contained in the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the indicated information as of December 31, 2015 with respect to our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Plan Category
Equity compensation plans approved by our shareholders	2,908,677	$12.59	2,256,361

Equity compensation plans not approved by our shareholders	-	$-	-
Total	2,908,677		2,256,361

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

(3) Exhibits. The following exhibits are included herein or incorporated herein by reference:

Exhibit No.	Description	Registrant's Form	Dated	Exhibit Number	Filed Herewith
2.1	Form of Plan of Conversion of Cempra Holdings, LLC.	S-1	10/12/2011	2.1
3.1	Certificate of Incorporation of Cempra, Inc.	S-1/A	1/13/2012	3.1
3.2	Form of Bylaws of Cempra, Inc.	S-1	10/12/2011	3.2
4.1	Specimen of Common Stock Certificate of Cempra, Inc.	S-1/A	11/22/2011	4.1
4.2	Form of Registration Rights Agreement by and among Cempra, Inc. and certain of its stockholders, to be effective upon the corporate conversion.	S-1	10/12/2011	4.2
10.1	Forms of Indemnification Agreements by and between Cempra, Inc. and its directors.	S-1	10/12/2011	10.1
10.2	Cempra, Inc. Sixth Amended and Restated 2006 Stock Plan.	S-1/A	1/13/2012	10.2
10.3	Cempra, Inc. 2011 Equity Incentive Plan and Form of Stock Option Agreement thereunder.	S-1/A	1/13/2012	10.3
10.4*	Collaborative Research and Development and License Agreement dated March 31, 2006, by and between Cempra Pharmaceuticals, Inc. and Optimer Pharmaceuticals, Inc.	S-1	10/12/2011	10.4

Exhibit No.	Description	Registrant's Form	Dated	Exhibit Number	Filed Herewith
10.5*	Supply Agreement effective March 15, 2011, by and among CEM-102 Pharmaceuticals, Inc., Ercros S.A. and Gyma Laboratories of America, Inc.	S-1	10/12/2011	10.5
10.6	Office Lease Agreement dated November 9, 2011 between Cempra Pharmaceuticals, Inc. and Property Reserve, Inc.	S-1/A	11/22/2011	10.6
10.7	Loan and Security Agreement dated December 20, 2011 between Cempra Holdings, LLC and Hercules Technology Growth Capital, Inc.	S-1/A	12/22/2011	10.7
10.8	Secured Promissory Note dated December 20, 2011, issued by Cempra Holdings, LLC to Hercules Technology Growth Capital, Inc.	S-1/A	12/22/2011	10.8
10.9*	License Agreement, effective June 12, 2012, between The Scripps Research Institute and Cempra Pharmaceuticals, Inc.	10-Q	8/08/2012	10.9
10.10	2011 Equity Incentive Plan, as amended May 23, 2013.	10-Q	7/31/2013	10.3
10.11*	Exclusive License and Development Agreement by and between Cempra Pharmaceuticals, Inc. and Toyama Chemical Co., Ltd., dated May 8, 2013.	10-Q	7/31/2013	10.13
10.12*	Supply Agreement by and between Cempra Pharmaceuticals, Inc. and Toyama Chemical Co., Ltd., dated May 8, 2013.	10-Q	7/31/2013	10.14
10.13*	Contract by and between Cempra, Inc. and the Biomedical Advanced Research and Development Authority, dated May 24, 2013.	10-Q	7/31/2013	10.15
10.14*	Development and Supply Agreement by and between Cempra Pharmaceuticals, Inc. and Hospira Worldwide, Inc. effective as of July 1, 2013.	10-Q/A	11/08/2013	10.18
10.15	Amendment No. 1, effective as of September 26, 2013 to Exclusive License And Development Agreement by and between Cempra Pharmaceuticals, Inc. and Toyama Chemical Co., Ltd, dated May 8, 2013.	10-Q	10/29/2013	10.19
10.16	Amendment No. 2 to Loan and Security Agreement, dated May 31, 2013, by and among Cempra, Inc., and each of its subsidiaries signatory thereto, and Hercules Capital Funding Trust 2012-1, as a lender and Hercules Technology Growth Capital, Inc., as a lender and as an agent for the lenders.	8-K	6/06/2013	10.12
10.17	Form of Employment Agreement by and between Cempra, Inc. and Prabhavathi B. Fernandes, Ph.D.	8-K	8/13/2013	10.16
10.18	Form of Change in Control Severance Agreement by and between Cempra, Inc. and Prabhavathi B. Fernandes, Ph.D.	8-K	8/13/2013	10.17
10.19	First Amendment, dated May 17, 2013, to Office Lease Agreement dated November 9, 2011 between Cempra Pharmaceuticals, Inc., and Property Reserve, Inc.	10-K	2/28/2014	10.21
10.20	Second Amendment, dated August 13, 2013, to Office Lease Agreement dated November 9, 2011 between Cempra Pharmaceuticals, Inc., and Property Reserve, Inc.	10-K	2/28/2014	10.22
10.21	Amendment No. 3 to Loan and Security Agreement, dated March 27, 2014, by and among Cempra, Inc., and each of its subsidiaries signatory thereto, and Hercules Capital Funding Trust 2012-1, as a lender and Hercules Technology Growth Capital, Inc., as a lender and as an agent for the lenders.	8-K	10/17/2014	10.23

Exhibit No.	Description	Registrant's Form	Dated	Exhibit Number	Filed Herewith
10.22	Third Amendment, dated March 31, 2014, to Office Lease Agreement dated November 9, 2011 between Cempra, Inc. and Property Reserve, Inc.	10-Q	4/29/2014	10.24
10.23	Change in Control Severance Agreement, dated May 23, 2014, by and between Cempra, Inc. and Mark W. Hahn.	8-K	5/29/2014	10.25
10.24	Amendment No. 4 to Loan and Security Agreement, dated June 30, 2014, by and among Cempra, Inc., and each of its subsidiaries signatory thereto, and Hercules Capital Funding Trust 2012-1, as a lender and Hercules Technology Growth Capital, Inc., as a lender and as an agent for the lenders.	10-Q	7/29/2014	10.25
10.25	Amendment, dated November 13, 2014, to Contract by and between Cempra Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Agency, dated May 24, 2013.	10-K	2/29/2015	10.27
10.26	Change in Control Severance Agreement, dated May 23, 2014, by and between Cempra, Inc. and David Moore	10-Q	4/30/2015	10.1
10.27	Loan and Security Agreement, dated as of July 10, 2015, by and among Comerica Bank and Cempra, Inc., Cempra Pharmaceuticals, Inc. and CEM-102 Pharmaceuticals, Inc.	8-K	7/16/2015	10.1
10.28	Form of Change in Control Severance Agreement by and between Cempra, Inc. and David W. Oldach, M.D.	8-K	10/19/2015	10.1
10.29	Amendment to Form of Employment Agreement by and between Cempra, Inc. and Prabhavathi B. Fernandes, Ph.D.	8-K	10/19/2015	10.2
10.30	Amendment to Form of Change in Control Severance Agreement by and between Cempra, Inc. and Prabhavathi Fernandes, Ph.D.	8-K	10/19/2015	10.3
10.31	Amendment to Form of Change in Control Severance Agreement by and between Cempra, Inc. and Mark W. Hahn	8-K	10/19/2015	10.4
10.32	Amendment to Form of Change in Control Severance Agreement by and between Cempra, Inc. and David Moore	8-K	10/19/2015	10.5
10.34**	Option and License Agreement, dated January 29, 2016, between Cempra Pharmaceuticals, Inc. and Macrolide Pharmaceuticals, Inc.				X
10.35**	API Manufacturing and Supply Agreement, entered into January 18, 2016, by and between Cempra, Inc. and FUJIFILM Finechemicals Co., Ltd.				X
21.1	List of subsidiaries of Cempra Holdings, LLC.	S-1	10/12/2011	21.1
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	Financials in XBRL format.				X

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

Signature	Title	Date
/s/ Prabhavathi Fernandes, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2016
Prabhavathi Fernandes, Ph.D.
/s/ Mark W. Hahn	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2016
Mark W. Hahn
/s/ Shane M. Barton	Controller and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2016
Shane M. Barton
/s/ Garheng Kong, M.D., Ph.D.	Chairman of the Board	February 25, 2016
Garheng Kong, M.D., Ph.D.
/s/ Dov Goldstein, M.D.	Director	February 25, 2016
Dov Goldstein, M.D.
/s/ John H. Johnson	Director	February 25, 2016
John H. Johnson
/s/ Richard Kent, M.D.	Director	February 25, 2016
Richard Kent, M.D.
/s/ P. Sherrill Neff P.	Director	February 25, 2016
Sherrill Neff
/s/ Michael R. Dougherty	Director	February 25, 2016
Michael R. Dougherty
/s/ David N. Gill	Director	February 25, 2016
David N. Gill

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

CEMPRA, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cempra, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Cempra Inc. and its subsidiaries at December 31, 2015 and December 31, 2014 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2015).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

February 25, 2016

CEMPRA, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2014	2015
Assets
Current assets
Cash and equivalents	$99,113,378	$153,765,060
Receivables	2,350,052	7,638,644
Prepaid expenses	3,387,883	572,605
Total current assets	104,851,313	161,976,309
Furniture, fixtures and equipment, net	113,146	89,727
Deposits	346,228	73,214
Total assets	$105,310,687	$162,139,250
Liabilities
Current liabilities
Accounts payable	$11,893,790	$9,634,599
Accrued expenses	1,002,496	1,474,780
Accrued payroll and benefits	1,595,882	2,336,741
Current portion of long-term debt	3,593,536	4,444,444
Total current liabilities	18,085,704	17,890,564
Deferred revenue	11,325,946	11,325,946
Long-term debt	14,878,114	15,257,780
Total liabilities	44,289,764	44,474,290
Commitments and Contingencies (Notes 4 and 10)
Shareholders' Equity
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2014 and December 31, 2015	-	-
Common stock; $.001 par value; 80,000,000 shares authorized; 37,474,944 and 43,990,751 issued and outstanding at December 31, 2014 and December 31, 2015, respectively	37,475	43,991
Additional paid-in capital	288,892,951	436,643,081
Accumulated deficit	(227,909,503)	(319,022,112)
Total shareholders’ equity	61,020,923	117,664,960
Total liabilities and shareholders’ equity	$105,310,687	$162,139,250

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2013	2014	2015
Revenue
Contract research	$3,477,554	$9,608,951	$12,448,139
License	4,335,412	4,338,642	10,000,000
Supply	-	1,268,341	4,860,431
Total revenue	7,812,966	15,215,934	27,308,570
Operating expenses
Research and development	41,299,695	62,539,108	93,352,367
General and administrative	9,433,447	12,076,767	22,871,297
Total costs and expenses	50,733,142	74,615,875	116,223,664
Loss from operations	(42,920,176)	(59,399,941)	(88,915,094)
Other income (expenses)
Interest income	17,693	134,380	8,800
Interest expense	(2,132,223)	(2,383,709)	(2,206,315)
Other income (expense), net	(2,114,530)	(2,249,329)	(2,197,515)
Net loss and comprehensive loss	$(45,034,706)	$(61,649,270)	$(91,112,609)
Basic and diluted net loss attributable to common shareholders per share	$(1.53)	$(1.81)	$(2.09)
Basic and diluted weighted average shares outstanding	29,449,716	34,130,901	43,565,518

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Shareholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2012	24,903,774	$24,904	$178,970,975	$(121,225,527)	$57,770,352
Share-based compensation	-	-	3,211,802	-	3,211,802
Issuance of common shares upon exercise of options and warrants	22,629	22	61,843	-	61,865
Issuance of common stock, net of offering costs of $0.2 million	8,273,938	8,274	54,199,390	-	54,207,664
Reclassification of additional paid-in capital to warrant liability	-	-	(241,587)	-	(241,587)
Net loss	-	-	-	(45,034,706)	(45,034,706)
Balance as of December 31, 2013	33,200,341	$33,200	$236,202,423	$(166,260,233)	$69,975,390
Share-based compensation	-	-	3,105,338	-	3,105,338
Issuance of common shares upon exercise of options and warrants	182,078	182	351,157	-	351,339
Issuance of common stock, net of offering costs of $0.1 million	4,092,525	4,093	48,433,516	-	48,437,609
Reclassification of warrant liability to additional paid-in capital	-	-	800,517	-	800,517
Net loss	-	-	-	(61,649,270)	(61,649,270)
Balance as of December 31, 2014	37,474,944	$37,475	$288,892,951	$(227,909,503)	$61,020,923
Share-based compensation	-	-	5,888,156	-	5,888,156
Issuance of common shares upon exercise of options and warrants	478,307	478	3,037,865	-	3,038,343
Issuance of common stock, net of offering costs of $0.2 million	6,037,500	6,038	138,824,109	-	138,830,147
Net loss	-	-	-	(91,112,609)	(91,112,609)
Balance as of December 31, 2015	43,990,751	$43,991	$436,643,081	$(319,022,112)	$117,664,960

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2013	2014	2015
Operating activities
Net loss	$(45,034,706)	$(61,649,270)	$(91,112,609)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	39,622	76,273	69,224
Share-based compensation	3,211,802	3,105,338	5,888,156
Change in fair value of warrant liabilities	217,443	(119,657)	-
Amortization of debt issuance costs	650,780	767,396	400,062
Loss on extinguishment of debt	-	-	152,855
Changes in operating assets and liabilities
Receivables	(1,626,237)	(723,815)	(5,288,592)
Prepaid expenses	(142,930)	(2,979,972)	2,815,278
Deposits	(11,637)	(13,197)	273,014
Accounts payable	4,101,969	5,620,188	(2,259,191)
Accrued expenses	49,739	610,839	472,284
Accrued payroll and benefits	438,699	552,635	740,859
Deferred revenue	5,664,588	5,661,358	-
Net cash used in operating activities	(32,440,868)	(49,091,884)	(87,848,660)
Investing activities
Purchases of furniture, fixtures and equipment	(134,125)	(51,698)	(45,805)
Net cash used in investing activities	(134,125)	(51,698)	(45,805)
Financing activities
Proceeds from borrowing on long-term debt	5,238,327	3,000,000	20,000,000
Payments on long-term debt	(238,327)	-	(18,995,245)
Payment of debt issuance costs	(300,372)	(34,906)	(327,098)
Proceeds from exercise of stock options and warrants	61,865	351,339	3,038,343
Proceeds from issuance of common stock, net of underwriting discounts	54,407,814	48,534,797	139,043,625
Payment of offering costs	(200,150)	(97,188)	(213,478)
Net cash provided by financing activities	58,969,157	51,754,042	142,546,147
Net change in cash and equivalents	26,394,164	2,610,460	54,651,682
Cash and equivalents at beginning of the period	70,108,754	96,502,918	99,113,378
Cash and equivalents at end of the period	$96,502,918	$99,113,378	$153,765,060
Supplemental cash flow information
Cash paid for interest	$1,208,526	$1,578,934	$1,526,689
Non-cash investing and financing activities
Allocation of the long-term debt proceeds to warrant	$461,144	$-	$-
Reclassification of additional paid-in capital to warrant liability	$241,587	$-	$-
Reclassification of warrant liability to additional paid-in capital	$-	$800,517	$-

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

December 31, 2015

Notes to Consolidated Financial Statements

1. Description of Business

Cempra, Inc. (the “Company” or “Cempra”, previously known as Cempra Holdings, LLC) is the successor entity of Cempra Pharmaceuticals, Inc. which was incorporated on November 18, 2005 and commenced operations in January 2006. Cempra is located in Chapel Hill, North Carolina, and is a pharmaceutical company developing medicines to treat drug-resistant bacterial infections in the hospital and community.

The Company expects to continue to incur losses and require additional financial resources to advance its products to either commercial stage or liquidity events.  There can be no assurance that the Company will be able to obtain additional financial resources such as debt or equity financing or generate revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all.  The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Receivables

Receivables consist of amounts billed and amounts earned but unbilled under the Company’s licensing agreements or its contract with the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (“BARDA”). Receivables under the BARDA contract are recorded as qualifying research activities are conducted and invoices from the Company’s vendors are received. Unbilled receivables are also recorded based upon work estimated to be complete for which the Company has not received vendor invoices.  The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance based on its history of collections and write-offs and the current status of all receivables. The Company does not accrue interest on trade receivables. If accounts become uncollectible, they will be written off through a charge to the allowance for doubtful accounts. The Company has not recorded an allowance for doubtful accounts as management believes all receivables are fully collectible.

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

Intellectual Property

The Company’s policy is to file patent applications to protect technology, inventions and improvements that are considered important to the development of its business. The patent positions of technology companies, including the Company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. The Company accounts for its intellectual property under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other. Patent costs since inception have been expensed as incurred.

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

Clinical Trial Accruals

As part of the process of preparing financial statements, the Company is required to estimate its expenses resulting from its obligation under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The Company’s objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussions with applicable personnel and outside service providers as to the progress of trials, or the services completed. During the course of a clinical trial, the Company adjusts its rate of clinical trial expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. The Company’s clinical trial accrual is dependent upon the timely and accurate reporting of fee billings and passthrough expenses from contract research organizations and other third-party vendors as well as the timely processing of any change orders from the contract research organizations.

Revenue Recognition

The Company’s revenue generally consists of research related revenue under federal contracts, supply revenue and licensing revenue related to non-refundable upfront fees, milestone payments and royalties earned under license agreements. Revenue is recognized when the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.

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

The Company recorded the following share-based compensation expense in accordance with ASC Topic 718:

	Year Ended December 31,
	2013	2014	2015
Research and development	$962,443	$811,227	$1,948,116
General and administrative	2,249,359	2,294,111	3,940,040

Total	$3,211,802	$3,105,338	$5,888,156

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

The weighted-average assumptions used to determine the fair value of each option grant are as follows:

	2013	2014	2015
Estimated dividend yield	0.0%	0.0%	0.0%
Expected share price volatility	70.8%	82.3%	74.3%
Risk-free interest rate	1.0%	2.0%	1.7%
Expected life of option (in years)	5.5	5.8	5.6
Weighted-average fair value per share	$4.26	$8.58	$17.00

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

Recent Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual report period. The amendments in this ASU may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company adopted this standard as of December 31, 2015 with prospective application. As a result, the Company reclassified its deferred tax assets classified as current to noncurrent and its deferred tax liabilities classified as current to noncurrent in its December 31, 2015 consolidated balance sheet. Prior balance sheets were not retrospectively adjusted.

In April 2015, the FASB issued ASU 2015-3, Simplifying the Presentation of Debt Issuance Costs.  The new standard will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable International Financial Reporting Standards (“IFRS”).  Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  This standard has been early adopted by the Company without a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).   The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP.  The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance.  This guidance, as amended by ASU 2015-14, is effective for fiscal years and interim periods within those years beginning after December 15, 2017, which is effective for the Company for the year ending December 31, 2018.  The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s financial statements.

3. Fair Value of Financial Instruments

The carrying values of cash equivalents, receivables, prepaid expenses, and accounts payable at December 31, 2015 approximated their fair values due to the short-term nature of these items.

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

At December 31, 2014 and December 31, 2015, the Company held money market funds classified as Level 1 financial instruments of $85.8 million and $129.0 million, respectively.  The Term Loan (defined and discussed in Note 9), which is classified as a Level 2 liability, has a variable interest rate and, accordingly, its carrying value approximates its fair value.  At December 31, 2015, the carrying value was $19.7 million.  There were no transfers between levels of the fair value hierarchy for any assets or liabilities measured at fair value in the twelve months ended December 31, 2015.

4. Significant Agreements and Contracts

License Agreements

Optimer Pharmaceuticals, Inc.

In March 2006, the Company, through its wholly owned subsidiary, Cempra Pharmaceuticals, Inc., entered into a Collaborative Research and Development and License Agreement (“Optimer Agreement”) with Optimer Pharmaceuticals, Inc. (“Optimer”). Under the terms of the Optimer Agreement, the Company acquired exclusive rights to further develop and commercialize certain Optimer technology worldwide, excluding member nations of the Association of Southeast Asian Nations. Optimer was acquired by Cubist Pharmaceuticals, Inc. in October 2013, which was in turn acquired by Merck in January 2015.

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

Under the terms of the agreement, the Company is also required to pay additional fees on royalties, sublicensing and milestone payments if the Company, an affiliate with TSRI, or a sublicensee challenges the validity or enforceability of any of the patents licensed under the agreement. Such increased payments would be required until all patent claims subject to challenge are invalidated in the particular country where such challenge was mounted.  License and milestone payments received under the license agreement with Toyama (discussed below), have resulted in a payment of $200,000 of fees to TSRI as of December 31, 2015.

Biomedical Advanced Research and Development Authority

In May 2013, the Company entered into an agreement with BARDA, for the evaluation and development of the Company’s lead product candidate solithromycin for the treatment of bacterial infections in pediatric populations and infections caused by bioterror threat pathogens.

The agreement is a cost plus fixed fee development contract, with a base performance segment valued at approximately $17.7 million, and four option work segments that BARDA may request at its sole discretion pursuant to the agreement. If all four option segments are requested, the cumulative value of the agreement would be approximately $58 million. Three of the options are cost plus fixed fee arrangements and one option is a cost sharing arrangement for which the Company would be responsible for a designated portion of the costs associated with that work segment. The estimated period of performance for the base performance segment is May 24, 2013 through February 29, 2016.   BARDA exercised the second option in November 2014.  The value of the second option work segment is approximately $16.0 million and the estimated period of performance is November 14, 2014 through November 30, 2016.  If all option segments are requested, this estimated period of performance would be extended until approximately May 23, 2018.

Under the agreement, the Company is reimbursed and recognizes revenue as allowable costs are incurred plus a portion of the fixed-fee earned. The Company considers fixed-fees under cost reimbursable agreements to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated agreement costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed.  For the years ended December 31, 2013, 2014 and 2015, the Company recognized $3.5, $9.6 and $12.4 million in revenue under this agreement, respectively.

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

As part of the license agreement, Toyama and the Company also entered into a supply agreement, whereby the Company will be the exclusive supplier (with certain limitations) to Toyama and its sublicensees of API for solithromycin for use in licensed products in Japan, as well as the exclusive supplier to Toyama and its sublicensees of finished forms of solithromycin to be used in Phase 1 and Phase 2 clinical trials in Japan. Pursuant to the supply agreement, which is an exhibit to the license agreement, Toyama will pay the Company for such clinical supply of finished product and all supplies of API for solithromycin for any purpose, other than the manufacture of products for commercial sale in Japan, at prices equal to the Company’s cost. All API for solithromycin supplied by the Company to Toyama for use in the manufacture of finished product for commercial sale in Japan will be ordered from the Company at prices determined by the Company’s manufacturing costs, and which may, depending on such costs, equal, exceed, or be less than such costs. Either party may terminate the supply agreement for uncured material breach or insolvency of the other party, with Toyama’s right to terminate for the Company’s breach subject to certain further conditions in the case of the Company’s failure to supply API for solithromycin or clinical supply, but otherwise the supply agreement will continue until the expiration or termination of the license agreement.  Through December 31, 2015, the Company has recognized $6.1 million in revenue under this supply agreement.

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

The Company recognized $4.3 million in revenue associated with the delivery of the license in May 2013.  Additionally, because the milestone event triggering the August 2014 Milestone payment was considered non-substantive for accounting purposes, this milestone payment is being recognized into revenue proportionately to the six deliverables in the agreement using the same allocation as the upfront payment.  Therefore, $4.3 million of the August 2014 Milestone payment was recognized into revenue in August 2014.  The remainder of the upfront and milestone payments which aggregate to $11.3 million are recorded as deferred revenue at December 31, 2015 and will be recognized as revenue when the revenue recognition criteria of each deliverable has been met. The Company also recognized a $10.0 million milestone based on the Japan Patent Office issuing a Decision of Allowance for the Company’s patent covering certain crystal forms of solithromycin in Japan.  The March 2015 milestone payment is considered substantive for accounting purposes, and therefore the $10.0 million milestone was recognized in its entirety as revenue in March 2015.

5. Receivables

Receivables consist of amounts billed and amounts earned but unbilled under the Company’s licensing agreements or its contract with BARDA. At December 31, 2015, the Company’s receivables consisted primarily of earned but unbilled receivables under the BARDA agreement.

6. Prepaid Expenses

Prepaid expenses are compromised of the following as of:

	December 31,
	2014	2015
Prepaid developmental expenses	$2,936,702	$-
Prepaid insurance	242,980	155,729
Other prepaid expenses	208,201	416,876
Total prepaid expenses	$3,387,883	$572,605

The $2.9 million in prepaid development expenses in 2014 consisted of payments for active pharmaceutical ingredient (API) which has been used through the course of 2015 for the clinical development program of solithromycin in Japan.

7. Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consist of the following as of:

	Useful Life (years)	December 31,
		2014	2015

Computer equipment	2	$173,241	$209,068
Software	2	62,675	62,675
Furniture	5	45,935	45,935
Leasehold improvements	3	21,183	31,163
Total furniture, fixtures and equipment		303,034	348,841
Less: accumulated depreciation		(189,888)	(259,114)
Furniture, fixtures and equipment, net		$113,146	$89,727

Depreciation expense for the years ended December 31, 2013, 2014 and 2015 was $39,622, $76,273 and $69,224, respectively.

8. Accrued Expenses

Accrued expenses are comprised of the following as of:

	December 31,
	2014	2015
Accrued professional fees	$372,639	$641,469
Other accrued fees	32,062	222,409
Franchise tax	383,287	436,050
Accrued interest	148,025	99,167
Deferred rent	66,483	75,685
Total accrued expenses	$1,002,496	$1,474,780

9. Long-term Debt

In July 2015, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Comerica Bank (“Comerica).  The Loan and Security Agreement provides that the Company may borrow up to $20.0 million in a term loan (the “Term Loan”) and, upon FDA approval of its planned New Drug Application for solithromycin, the Company may also borrow an aggregate amount equal to the lesser of (i) up to 75% of its eligible inventory and 80% of eligible accounts receivable or (ii) $10.0 million (the “Revolver”).  After FDA approval of the Company’s planned New Drug Application for solithromycin, the Company may convert the Term Loan to the Revolver, in which event the Revolver would have a maximum amount available to the Company of $25.0 million.  The Loan and Security Agreement specifies the criteria for determining eligible inventory and eligible accounts receivable and sets forth ongoing limitations and conditions precedent to the Company’s ability to borrow under the Revolver. The Company granted Comerica a security interest in substantially all of its personal property assets, excluding its intellectual property and its stock in its subsidiaries, to secure its outstanding obligations under the Loan and Security Agreement. The Company is also obligated to comply with various other customary covenants, including, among other things, restrictions on its ability to: dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make distributions to its stockholders, make investments, enter into certain transactions with affiliates, or pay down subordinated debt, subject to specified exceptions.

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

Amounts borrowed under the Term Loan may be repaid and reborrowed at any time without penalty or premium.  The Term Loan is interest-only through April 30, 2016, followed by an amortization period of 36 months of equal monthly payments of principal plus interest, beginning on May 1, 2016 and continuing on the same day of each month thereafter until paid in full.  Any amounts borrowed under the Term Loan will bear interest at a floating interest rate equal to the 30 Day LIBOR rate plus 5.2%.  Amounts available to be borrowed under the Revolver may also be repaid and reborrowed at any time without penalty or premium prior to December 31, 2017, at which time all advances under the Revolver shall be immediately due and payable in full.  Any amounts borrowed under the Revolver will bear interest at the 30 Day LIBOR rate plus 4.2.  Once available, the Revolver is subject to an annual unused facility fee equal of 0.25%.  Under the Loan and Security Agreement, the Company is subject to certain covenants including maintaining a minimum unrestricted cash balance of $15.0 million and continuing the development or commercially launching solithromycin.

In December 2011, the Company entered into the $20.0 million December 2011 Note with Hercules and borrowed $10.0 million upon closing. Borrowings under the December 2011 Note bore interest at the greater of (i) 9.55%, or (ii) the sum of 9.55% plus the prime lending rate, as published by the Wall Street Journal, minus 3.25% per annum. In connection with the initial closing of the December 2011 Note, the Company entered into a warrant agreement with Hercules.  In May 2013, the Company amended its December 2011 Note, increasing the initial loan amount to $15.0 million, and receiving an additional $5.2 million upon closing.    In March 2014, the Company amended the December 2011 Note providing the Company the ability to request, at any time prior to December 26, 2014, another borrowing in the aggregate amount of $3.0 million.   This amendment also provided for the Company to make interest only payments through May 31, 2015. In June 2014, the Company borrowed the additional $3.0 million and amended the December 2011 Note to provide the Company the ability to borrow up to an additional $10.0 million.  Warrants associated with the December 2011 Note were reclassified to additional paid-in capital in the second quarter of 2014.  The Hercules loan was terminated and paid using proceeds from the Comerica Term Loan.

In connection with the initial closing of the December 2011 Note, the Company entered into a warrant agreement with Hercules (the “First Hercules Warrant”), under which Hercules has the right to purchase 39,038 shares of the Company’s common stock. The exercise price of the First Hercules Warrant was initially $10.25 per share, subject to adjustment in the event of a merger, reclassification, subdivision or combination of shares or stock dividend and subject also to antidilution protection.  In connection with the May 2013 amendment to the loan agreement, the exercise price of the First Hercules Warrant was reduced to the lower of (a) $6.11, and (b) the effective price per share of the Company’s common stock issued or issuable in any offering of the Company’s equity or equity-linked securities that occured prior to June 1, 2014, provided that such offering was effected principally for equity or debt-financing purposes. Since the May 2013 amendment to the warrant resulted in a variable exercise price, the fair value of the warrant as of the date of the amendment was reclassified from additional paid-in capital to a warrant liability. The Company did not offer any common stock between the amendment date and June 1, 2014 at a price below $6.11, therefore, the exercise price of the First Hercules Warrant became fixed at $6.11, which resulted in the warrant liability being reclassified to additional paid-in capital in the second quarter of 2014.

Additionally, in connection with the May 2013 amendment of the December 2011 Note, the Company entered into a warrant agreement with Hercules (the “Second Hercules Warrant”), under which Hercules has the right to purchase an aggregate number of shares of the Company’s common stock equal to the quotient derived by dividing $609,533 by the exercise price then in effect, which is defined as the lower of (a) $6.11, and (b) the effective price per share of the Company’s common stock issued or issuable in any offering of the Company’s equity or equity-linked securities prior to June 1, 2014, provided that such offering was effected principally for equity or debt-financing purposes. The Second Hercules Warrant expires on May 31, 2023. Proceeds equal to the fair value of the Second Hercules Warrant were recorded as a liability at the date of issuance. The Company did not offer any common stock between the amendment date and June 1, 2014 at a price below $6.11, therefore, the exercise price of the Second Hercules Warrant became fixed at $6.11, which resulted in the warrant being fixed at 99,759 shares of common stock and the warrant liability being reclassified to additional paid-in capital in the second quarter of 2014.

In December 2014, Hercules exercised the First Hercules Warrant of 39,038 shares and the Second Hercules Warrant of 99,759 shares in a cashless exercise which resulted in 97,931 shares issued.  The exercise price was deemed to be $20.75, the average of the closing prices over a five day period ending three days before the day the current fair market value of the common stock was determined.

Scheduled Maturities:

Scheduled maturities of long-term debt are as follows:

Year Ending December 31:
2016	$4,444,444
2017	6,666,667
2018	6,666,667
2019	2,222,222
Total	20,000,000
Less: Unamortized discount	(297,776)
Less: Current portion of long-term debt	(4,444,444)
Long-term debt	$15,257,780

10. Commitments and Contingencies

Future minimum lease payments required under non-cancellable operating leases as of December 31, 2015 are as follows:

Operating
Leases
2016	$685,819
2017	741,170
2018	757,768
2019	502,309
2020 and thereafter	358,647
Total minimum lease payments	$3,045,713

Rent expense for the years ended December 31, 2013, 2014 and 2015 was $145,549, $185,647, and $443,081, respectively.

See Note 4—Significant Agreements and Contracts for contingencies related to the Optimer Agreement and the TSRI agreement.

11. Shareholders’ Equity

Common Stock

During January 2015, the Company completed a public offering issuing 6,037,500 shares of common stock, at a price of $24.50 per share, resulting in net proceeds to the Company of approximately $138.8 million after deducting underwriting discounts and commissions, and expenses of approximately $9.1 million

During 2015, the Company issued 417,999 shares of common stock at a weighted average exercise price of $6.40 per share for the exercise of option grants and 60,309 shares of common stock at a weighted average exercise price of $6.00 per share for the exercise of warrants issued.

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

The following table presents common stock reserved for future issuance for the following equity instruments as of December 31, 2015:

Warrants to purchase common stock (1)	94,912
Options:
Outstanding under the 2006 Stock Plan	499,726
Outstanding under the 2011 Equity Incentive Plan	2,314,039
Available for future grants under the 2011 Equity Incentive Plan	2,256,361
Total common stock reserved for future issuance	5,165,038

(1)	The Warrants to purchase common stock are exercisable at a price of $6.00 per share and expire in August 2018.

12. Stock Option Plans

The Company adopted the 2006 Stock Plan in January 2006 (“the 2006 Plan”). The 2006 Plan provided for the granting of incentive share options, nonqualified share options and restricted shares to Company employees, representatives and consultants. As of December 31, 2015, there were options for an aggregate of 499,726 shares issued and outstanding under the 2006 Plan.

The Company’s board of directors adopted the 2011 Equity Incentive Plan in October 2011 (the “2011 Plan”), which, as amended in May 2015, authorizes the issuance of up to 4,842,105 shares under the 2011 Plan, with an automatic annual increase discussed below. As of December 31, 2015, there were 2,256,361 options shares available under the 2011 Plan.  The number of shares of common stock reserved for issuance under the 2011 Plan automatically increases on January 1 of each year, continuing through January 1, 2021, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year.

Upon adoption of the 2011 Plan, the Company eliminated the authorization for any unissued shares previously reserved under the Company’s 2006 Plan. The stock awards previously issued under the 2006 Plan remain in effect in accordance with the terms of the 2006 Plan.

The following table summarizes the Company’s 2006 and 2011 Plan activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value (1)
Outstanding - December 31, 2012	1,162,602	$4.18
Granted	758,374	7.03
Exercised	(13,685)	0.60
Forfeited	(74,440)	7.16
Expired	-	-
Outstanding - December 31, 2013	1,832,851	5.26
Granted	753,250	12.35
Exercised	(39,980)	2.16
Forfeited	(60,021)	10.28
Expired	(1,541)	7.22
Outstanding - December 31, 2014	2,484,559	$7.34
Granted	790,850	26.73
Exercised	(417,999)	6.40
Forfeited	(43,645)	15.71
Expired	-	-
Outstanding - December 31, 2015	2,813,765	12.80	7.20	$52,228,412
Exercisable - December 31, 2015	1,850,890	8.48	6.41	41,960,983
Vested and expected to vest at December 31, 2015 (2)	2,754,796	$12.59	7.16	$51,664,889

(1)	Intrinsic value is the excess of the fair value of the underlying common shares as of December 31, 2015 over the weighted-average exercise price.
(2)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.

The following table summarizes certain information about all options outstanding as of December 31, 2015:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Remaining Contractual Term (in years)
$0.48 - $1.43	32,633	0.49	32,633	0.49
$2.09 - $2.47	467,093	4.03	467,093	4.03
$6.63 - $7.86	879,008	6.75	842,215	6.73
$8.70 - $13.71	669,160	8.12	300,119	8.05
$23.51- $43.43	765,871	9.12	208,830	8.98
	2,813,765		1,850,890

During the year ended December 31, 2013, 2014 and 2015, the Company recorded $3,211,802, $3,105,338, and $5,888,156 in share-based compensation expense, respectively. As of December 31, 2015, approximately $11,550,570 of total unrecognized compensation cost related to unvested share options is expected to be recognized over a weighted-average period of 2.83 years.

During the year ended December 31, 2015, the Company received $2,676,489 in cash proceeds from the exercise of stock options through the course of the year.

Other information pertaining to the Company’s stock option awards is as follows (in thousands, except per share data):

	Fiscal Years Ended
	December 31,	December 31,	December 31,
	2013	2014	2015
Weighted average grant date fair value per share of options	$4.26	$8.58	$17.00
Total intrinsic value of options exercised	$146	$313	$11,970

13. Income Taxes

No provision for U.S. Federal or state income taxes has been recorded as the Company has incurred net operating losses since inception.

Significant components of the Company’s deferred income tax assets as of December 31, 2014 and 2015 consist of the following:

	2014	2015
Current
Deferred income tax assets
Other current assets	$23,900	$-
Total net deferred income taxes, current	23,900	-
Less valuation allowance	(23,900)	-
Total net deferred income taxes, current	$-	$-
Non-current
Deferred income tax assets
Tax loss carryforwards	$58,528,300	$86,600,000
Contribution carryforwards	16,000	27,300
Tax credits	7,559,400	12,718,900
Start-up costs	6,164,400	5,660,700
Share-based compensation	1,600,100	3,315,100
Deferred revenue	2,038,600	4,048,800
Other assets	355,300	350,000
Total net deferred income taxes, non-current	76,262,100	112,720,800
Less valuation allowance	(76,262,100)	(112,720,800)
Total net deferred income tax	$-	$-

In accordance with ASU No. 2015-17, at December 31, 2015, the Company is presenting all deferred tax assets and liabilities as noncurrent.  The Company did not adjust any prior periods retrospectively.

At December 31, 2014 and 2015, the Company provided a full valuation allowance against its net deferred tax assets since at that time, the Company could not assert that it was more likely than not that these deferred tax assets would be realized. There was an increase in the valuation allowance in the current year in the amount of $36,434,800.

The table below summarizes changes in the deferred tax valuation allowance:

	2013	2014	2015
Balance at beginning of year	$36,345,900	$52,858,300	$76,286,000
Charges to costs and expenses	16,512,400	23,427,700	36,434,800
Write-offs	-	-	-

Balance at end of year	$52,858,300	$76,286,000	$112,720,800

As of December 31, 2015, the Company had federal net operating loss carryforwards of approximately $250,488,300 and state net operating loss carryforwards of approximately $170,746,700. The net operating loss carryforwards begin to expire in 2026 and 2021 for federal and state tax purposes, respectively.  The Company's federal and state net operating loss carryforwards include approximately $8,726,100 of excess tax benefits related to deductions from the exercise of stock options. The tax benefit of these deductions has not been recognized in deferred tax assets. If utilized, the benefits from these deductions will be recorded as adjustments to additional paid-in capital. The Company also had federal research and development credit carryforwards of approximately $9,188,100 which begin to expire in 2026, federal orphan drug credits carryforwards of approximately $3,067,800 which begin to expire in 2033, federal charitable contribution carryforwards of approximately $80,200 which began to expire in 2016, and state credit carryforwards of approximately $701,600, which begin to expire in 2018.

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

The reasons for the difference between actual income tax expense (benefit) for the years ended December 31, 2013, 2014 and 2015 and the amount computed by applying the statutory federal income tax rate to losses before income tax (benefit) are as follows:

	2013		2014		2015
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
United States federal tax at statutory rate	$(15,311,800)	34%	$(20,960,800)	34%	$(30,978,300)	34%
State taxes (net of federal benefit)	(1,463,600)	3%	(1,238,800)	2%	(1,592,900)	2%
Nondeductible expenses	901,900	(2%)	889,900	(1%)	1,380,200	(1%)
Credits	(1,731,500)	4%	(3,329,200)	5%	(4,958,900)	5%
Adjustment for state rate change	1,092,000	(2%)	1,249,100	(2%)	721,900	(1%)
Other, net	600	0%	(37,900)	0%	(1,006,800)	1%
Change in valuation allowance	16,512,400	(37%)	23,427,700	(38%)	36,434,800	(40%)

Provision for income taxes	$-	0%	$-	0%	$-	0%

On July 23, 2013, North Carolina enacted House Bill 998, which reduced the corporate income tax rate from 6.9% in 2013 to 6% in 2014 and to 5% in 2015.  As a result of the new enacted tax rate, the Company adjusted its deferred tax assets in 2013 by applying the lower rate, which resulted in a decrease in the deferred tax assets and a corresponding decrease to the valuation allowance of approximately $1,092,000. On September 18, 2015, North Carolina enacted House Bill 97, which reduced the corporate income tax rate from 5% to 4% in 2016.  As a result of the new enacted tax rate, the Company adjusted its deferred tax assets in 2015 by applying the lower rate, which resulted in a decrease in the deferred tax assets and a corresponding decrease to the valuation allowance of approximately $721,900.

As of December 31, 2014 and 2015, the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2014 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company has analyzed its filing positions in all significant federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, and local tax examinations by tax authorities for years before 2012 although carryforward attributes that were generated prior to 2012 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period. No income tax returns are currently under examination by taxing authorities.

14. Net Loss Per Share

Basic and diluted net loss per common share was determined by dividing net loss attributable to common shareholders by the weighted average common shares outstanding during the period. The Company’s potentially dilutive shares, which include redeemable warrants and common share options, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	December 31,
	2013	2014	2015
Warrants outstanding	301,938	330,585	132,464
Stock options outstanding	1,726,918	2,411,891	2,910,694
	2,028,856	2,742,476	3,043,158

15. Selected Quarterly Data (unaudited, in thousands, except for loss per share data)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Revenue
Contract research	$2,076	$3,171	$2,497	$4,704
License	10,000	-	-	-
Supply	1,887	1,883	-	1,090
Total revenue	$13,963	$5,054	$2,497	$5,794
Operating expenses
Research and development	26,117	23,676	23,541	20,018
General and administrative	4,650	5,732	5,848	6,641
Loss from operations	(16,804)	(24,354)	(26,892)	(20,865)
Interest income	2	2	-	5
Interest expense	(614)	(617)	(679)	(296)
Net loss attributable to common shareholders	$(17,416)	$(24,969)	$(27,571)	$(21,156)
Net loss per share - basic and diluted	$(0.41)	$(0.57)	$(0.63)	$(0.48)
Shares used in calculating basic and diluted net loss per share	42,671	43,686	43,911	43,976

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Revenue
Contract research	$2,984	$1,897	$3,431	$1,298
License	-	-	4,335	3
Supply	99	-	-	1,169
Total revenue	$3,083	$1,897	$7,766	$2,470
Operating expenses
Research and development	16,383	15,198	15,653	15,305
General and administrative	3,190	2,605	2,853	3,429
Loss from operations	(16,490)	(15,906)	(10,740)	(16,264)
Interest income	45	88	1	1
Interest expense	(576)	(560)	(617)	(632)
Net loss attributable to common shareholders	$(17,021)	$(16,378)	$(11,356)	$(16,895)
Net loss per share - basic and diluted	$(0.51)	$(0.49)	$(0.34)	$(0.46)
Shares used in calculating basic and diluted net loss per share	33,201	33,217	33,588	36,493

16. Subsequent Events

In January 2016, the Company completed a public offering of 4,166,667 shares of common stock at a price of $24.00 per share resulting in net proceeds of $94.0 million after deducting underwriting discounts, commissions and expenses of approximately $6.0 million.

On January 18, 2016, the Company’s wholly owned subsidiary, Cempra Pharmaceuticals, Inc., entered into an API manufacturing and supply agreement with FUJIFILM Finechemicals Co., Ltd. (“FFFC”), which will provide the Company with solithromycin in sufficient quantities and at reasonable prices to help ensure the Company meets its obligation under the May 8, 2013 supply agreement with Toyama Chemical Co., Ltd.  The Company is subject to a minimum purchase obligation for a designated number of years after the successful completion of validation studies and the manufacturing facility by FFFC, beginning in the month that API is delivered after regulatory approval.  The agreement’s initial term runs until December 16, 2025. After the end of the initial term, and at the end of each year thereafter, the term will automatically extend for an additional year unless either party gives written notice to the other of its intent to terminate within a designated period of time prior to the expiration of the term, in which case the agreement will terminate at the end of such term.

On January 29, 2016, Cempra Pharmaceuticals, Inc. entered into an Option and License Agreement with Macrolide Pharmaceuticals, Inc. (“MP”), pursuant to which MP granted the Company an exclusive option to license certain of MP’s patents and know-how involving macrolides, including specifically novel methods of synthesizing solithromycin (the “Compound”).  Under the agreement, the Company will support research at MP focused on developing a novel, cost-competitive manufacturing approach to solithromycin. The option will run until the later to occur of (i) the earlier of (a) the date that the Company first obtains FDA approval for any product incorporating the Compound as an active pharmaceutical ingredient, or API, or (b) January 27, 2019, or (ii) the date that is six months after the earlier of (a) MP’s satisfaction of certain milestones, or (b) the Company’s termination of MP’s obligations under the evaluation program.  Under the evaluation program called for in the agreement, MP will conduct research activities for the manufacture of the Compound, which activities the Company will evaluate to determine whether to exercise the option to license.

Upon execution of the agreement, the Company paid MP a non-refundable, non-creditable initial license fee of $375,000.  For conducting the evaluation program, the Company will pay MP a non-refundable, non-creditable fee in the aggregate amount of $375,000 within five business days of entry into the agreement.  In addition, the Company will pay MP the expected reasonable, documented, direct compensation-related costs of employees and advisors necessary to conduct MP’s portion of the evaluation program in the aggregate amount of $1.5 million, which the Company will pay in 18 equal consecutive non-refundable, non-creditable monthly installments of $83,333, beginning with the first monthly anniversary of entry into the agreement. Further, the Company will pay MP up to an aggregate of $1.0 million upon the satisfaction of certain performance milestones.

If the Company exercises the option, the license will be exclusive and worldwide (other than Association of Southeast Asian Nations) and for any and all uses in human and non-human animals, and with the right to sublicense. The Company may, in its discretion, exercise the option for a reduced portion of the territory and, if the Company has elected a reduction the territory, may increase as it wishes within the territory, and as many times as it wishes, provided such increase is made within 60 months of the Company’s exercise of the option.

If the Company exercises the option, it will pay MP a non-refundable, non-creditable license fee of $1.0 million, of which $500,000 will be paid within 15 business days of exercise, and $500,000 will be paid in the form of “deemed royalty” payments (up to such amount) equal to a fraction of a percent of net sales of licensed products. The Company will pay tiered royalties of a fraction of a percent on designated levels of annual net sales of license products.  Further, the Company will pay a non-refundable, non-creditable additional royalty equal to a fraction of a percent on the net sales of licensed products of a designated amount sold by the Company, its sublicensees, and product partners, but the royalty will not exceed $1.0 million in the aggregate. Royalties will be paid on a country-by-country basis and product-by-product basis until the date on which there are no valid claims of any licensed MP patent covering a product in the applicable country.

If the Company exercises the option, the agreement’s term will run on a country by country and product by product basis until the date on which there are no valid claims in the licensed MP patents covering a particular product in a particular country.