Form 10-Q
period 2016-03-31
CEMPRA, INC.
filed 2016-05-02
CIK 1461993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 18, 2016 there were 48,200,550 shares of the registrant’s common stock, $0.001 par value, outstanding.

CEMPRA, INC.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CEMPRA, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2016	2015

Assets
Current assets
Cash and equivalents	$223,609	$153,765
Receivables	3,846	7,639
Prepaid expenses	1,241	573
Total current assets	228,696	161,977
Furniture, fixtures and equipment, net	75	90
Deposits	152	73
Total assets	$228,923	$162,140
Liabilities
Current liabilities
Accounts payable	$11,192	$9,635
Accrued expenses	993	1,475
Accrued payroll and benefits	1,051	2,337
Current portion of long-term debt	6,111	4,444
Total current liabilities	19,347	17,891
Deferred revenue	11,326	11,326
Long-term debt	13,606	15,258
Total liabilities	44,279	44,475
Commitments and contingencies
Shareholders' Equity
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2016 and December 31, 2015	-	-
Common stock; $.001 par value; 80,000,000 shares authorized; 48,193,181 and 43,990,751 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	48	44
Additional paid-in capital	533,024	436,643
Accumulated deficit	(348,428)	(319,022)
Total shareholders’ equity	184,644	117,665
Total liabilities and shareholders’ equity	$228,923	$162,140

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenue
Contract research	$2,679	$2,077
License	-	10,000
Supply	-	1,887
Total revenue	2,679	13,964
Operating expenses
Research and development	23,529	26,118
General and administrative	8,324	4,650
Total operating expenses	31,853	30,768
Loss from operations	(29,174)	(16,804)
Other income (expense)
Interest income	98	2
Interest expense	(330)	(614)
Other income (expense), net	(232)	(612)
Net loss and comprehensive loss	$(29,406)	$(17,416)
Basic and diluted net loss attributable to common shareholders per share	$(0.61)	$(0.41)
Basic and diluted weighted average shares outstanding	47,853,099	42,670,632

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Operating activities
Net loss	$(29,406)	$(17,416)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	15	18
Share-based compensation	2,365	1,435
Amortization of debt issuance costs	15	184
Changes in operating assets and liabilities
Receivables	3,793	(11,868)
Prepaid expenses	(668)	870
Deposits	(79)	-
Accounts payable	1,557	(1,042)
Accrued expenses	(482)	(478)
Accrued payroll and benefits	(1,286)	(1,032)
Net cash used in operating activities	(24,176)	(29,329)
Investing activities
Purchases of furniture, fixtures and equipment	-	(46)
Net cash used in investing activities	-	(46)
Financing activities
Proceeds from exercise of stock options and warrants	239	549
Proceeds from issuance of common stock, net of underwriting discounts	94,000	139,044
Payment of offering costs	(219)	(213)
Net cash provided by financing activities	94,020	139,380
Net change in cash and equivalents	69,844	110,005
Cash and equivalents at beginning of the period	153,765	99,113
Cash and equivalents at end of the period	$223,609	$209,118
Supplemental cash flow information
Cash paid for interest	$322	$430

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

March 31, 2016

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

Unaudited Interim Financial Data

The accompanying interim consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2015 contained in the Company’s Annual Report on Form 10-K. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2016 and the results of operations and cash flows for the three months ended March 31, 2016 and 2015. The December 31, 2015 consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures including notes required by U.S. GAAP for complete financial statements.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-09, Compensation-Stock Compensation.  The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers.  This guidance clarifies the implementation guidance on principal versus agent considerations.  This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, which is effective for the Company for the year ending December 31, 2018.  The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases.  The new guidance will increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  This new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP.  The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance.  This guidance, as amended by ASU 2015-14, is effective for fiscal years and interim periods within those years beginning after December 15, 2017, which is effective for the Company for the year ending December 31, 2018.  The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s financial statements.

3. Fair Value of Financial Instruments

The carrying values of cash and equivalents, receivables, prepaid expenses, and accounts payable at March 31, 2016 approximated their fair values due to the short-term nature of these items.

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

At March 31, 2016 and December 31, 2015, the Company held money market funds classified as Level 1 financial instruments of $223.6 million and $129.0 million, respectively.  The Term Loan (defined and discussed in Note 9), which is classified as a Level 2 liability, has a variable interest rate and, accordingly, its carrying value approximates its fair value.  At March 31, 2016, the carrying value was $19.7 million.  There were no transfers between levels of the fair value hierarchy for any assets or liabilities measured at fair value in the three months ended March 31, 2016.

4. Significant Agreements and Contracts

License Agreements

Optimer Pharmaceuticals, Inc.

In March 2006, the Company, through its wholly owned subsidiary, Cempra Pharmaceuticals, Inc., entered into a Collaborative Research and Development and License Agreement (“Optimer Agreement”) with Optimer Pharmaceuticals, Inc. (“Optimer”) which was acquired by Cubist Pharmaceuticals, Inc. in October 2013, which was in turn acquired by Merck in January 2015. Under the terms of the Optimer Agreement, the Company acquired exclusive rights to further develop and commercialize certain Optimer technology worldwide, excluding member nations of the Association of Southeast Asian Nations (“ASEAN”). Optimer was acquired by Cubist Pharmaceuticals, Inc. in October 2013, which was in turn acquired by Merck in January 2015.

In exchange for this license, during 2006 and 2007, the Company issued an aggregate of 125,646 common shares with a total fair value of $190,418 to Optimer. These issuances to Optimer were expensed as incurred in research and development expense.

In July 2010, the Company paid a $500,000 milestone payment to Optimer after the successful completion of its first solithromycin Phase 1 program. In July 2012, the Company paid a $1,000,000 milestone after the successful completion of its first solithromycin Phase 2 program. Both milestones were expensed as incurred in research and development expense. Under the terms of the Optimer Agreement, the Company will owe Optimer additional payments, contingent upon the achievement of various development, regulatory and commercialization milestone events. The aggregate amount of such milestone payments the Company may need to pay is based in part on the number of products developed under the agreement and would total $27,500,000 (including the two milestone payments made to date) if four products are developed and gain FDA approval.  The Company will also pay tiered mid-single-digit royalties based on the amount of annual net sales of its approved products.

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

Under the terms of the agreement, the Company is also required to pay additional fees on royalties, sublicensing and milestone payments if the Company, an affiliate with the Company, or a sub licensee challenges the validity or enforceability of any of the patents licensed under the agreement. Such increased payments would be required until all patent claims subject to challenge are invalidated in the particular country where such challenge was mounted.  License and milestone payments received under the license agreement with Toyama (discussed below), have resulted in $200,000 of fees paid to TSRI as of March 31, 2016.

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

The agreement is a cost plus fixed fee development contract, with a base performance segment valued at approximately $17.7 million, and four option work segments that BARDA may request at its sole discretion pursuant to the agreement. If all four option segments are requested, the cumulative value of the agreement, as amended to date, would be approximately $59.2 million. Three of the options are cost plus fixed fee arrangements and one option is a cost sharing arrangement without fixed fee, for which the Company would be responsible for a designated portion of the costs associated with that work segment. If all option segments are requested, this estimated period of performance would be extended until approximately May 23, 2018.

The estimated period of performance for the base performance segment is May 24, 2013 through February 29, 2016.  BARDA exercised the second option in November 2014.  The value of the second option work segment is approximately $16.0 million and the estimated period of performance is November 14, 2014 through November 30, 2016.

On February 29, 2016, the Company entered into an amendment to its existing agreement with BARDA, for the evaluation and development of its lead product candidate solithromycin for the treatment of bacterial infections in pediatric populations and infections caused by bioterror threat pathogens, specifically anthrax and tularemia. The amendment evidences the authorization by BARDA of a third option work segment of the agreement. The value of this option work segment is approximately $25.5 million, which is intended to fund a Phase 2/3 study of intravenous, oral capsule and oral suspension formulations of solithromycin in pediatric patients from newborn to 17 years with community acquired bacterial pneumonia. The estimated period of performance for this option work segment is February 2016 through May 2018. This option is a cost sharing arrangement for which the Company will be responsible for an additional designated portion of the costs associated with the work segment.

Under the agreement, the Company is reimbursed and recognizes revenue as allowable costs are incurred plus a portion of the fixed-fee earned, excluding the cost sharing option segment. The Company considers fixed-fees under cost reimbursable agreements to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated agreement costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed. Since inception of the agreement through March 31, 2016, the Company has recognized $28.2 million in revenue under this agreement.

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

Following execution of the agreement, the Company received a $10.0 million upfront payment from Toyama. Toyama is also obligated to pay the Company up to an aggregate of $60.0 million in milestone payments, depending on the achievement of various regulatory, patent, development and commercial milestones. Under the terms of the license agreement, Toyama must also pay the Company a royalty equal to a low-to-high first double decimal digit percentage of net sales, subject to downward adjustment in certain circumstances. In August 2014, the Company received a $10.0 million milestone payment from Toyama (“August 2014 Milestone”), which was triggered by Toyama’s progress of its solithromycin clinical development program in Japan. The payment was made following Toyama’s receipt of regulatory acceptance to begin a Phase 2 trial of solithromycin in Japan following successful completion of a Phase 1 trial.  In March 2015, the Company recognized a $10.0 million milestone from Toyama based on the Japan Patent Office issuing a Decision of Allowance for the Company’s patent covering certain crystal forms of solithromycin in Japan, which payment was received in April 2015.

As part of the license agreement, Toyama and the Company also entered into a supply agreement, whereby the Company will be the exclusive supplier (with certain limitations) to Toyama and its sublicensees of API for solithromycin for use in licensed products in Japan, as well as the exclusive supplier to Toyama and its sublicensees of finished forms of solithromycin to be used in Phase 1 and Phase 2 clinical trials in Japan. Pursuant to the supply agreement, which is an exhibit to the license agreement, Toyama will pay the Company for such clinical supply of finished product and all supplies of API for solithromycin for any purpose, other than the manufacture of products for commercial sale in Japan, at prices equal to the Company’s cost. All API for solithromycin supplied by the Company to Toyama for use in the manufacture of finished product for commercial sale in Japan will be ordered from the Company at prices determined by the Company’s manufacturing costs, and which may, depending on such costs, equal, exceed, or be less than such costs. Either party may terminate the supply agreement for uncured material breach or insolvency of the other party, with Toyama’s right to terminate for the Company’s breach subject to certain further conditions in the case of the Company’s failure to supply API for solithromycin or clinical supply, but otherwise the supply agreement will continue until the expiration or termination of the license agreement.  Through March 31, 2016, the Company has recognized $6.1 million in revenue under this supply agreement.

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

The Company recognized $4.3 million in revenue associated with the delivery of the license in May 2013.  Additionally, because the milestone event triggering the August 2014 Milestone payment was considered non-substantive for accounting purposes, this milestone payment is being recognized into revenue proportionately to the six deliverables in the agreement using the same allocation as the upfront payment.  Therefore, $4.3 million of the August 2014 milestone payment was recognized into revenue in August 2014.  The  remainder of the upfront and milestone payments which aggregate to $11.3 million are recorded as deferred revenue at March 2016 and will be recognized as revenue when the revenue recognition criteria of each deliverable has been met.  The Company also recognized a $10.0 million milestone based on the Japan Patent Office issuing a Decision of Allowance for the Company’s patent covering certain crystal forms of solithromycin in Japan. The March 2015 milestone payment is considered substantive for accounting purposes, and therefore the $10.0 million milestone was recognized in its entirety as revenue in March 2015.

FUJIFILM Finechemicals Co., Ltd.

On January 18, 2016, Cempra Pharmaceuticals, Inc. entered into an API manufacturing and supply agreement with FUJIFILM Finechemicals Co., Ltd. (“FFFC”), which will provide the Company with solithromycin in sufficient quantities and at reasonable prices to help ensure it meets its obligation under the May 8, 2013 supply agreement with Toyama. The Company will use reasonable efforts to ensure that the solithromycin supplied by FFFC is for use as the active pharmaceutical ingredient in a human drug product to be used or sold in Japan.

The Company is subject to a minimum purchase obligation for a designated number of years after the successful completion of the manufacturing facility and validation studies by FFFC.  Each calendar month, the Company will submit to FFFC a projection of the anticipated volume of solithromycin that it will order for the next designated period (as set forth in the agreement) (or, if earlier, the final calendar month of the current term). Several months of each forecast are binding and the remaining months are non-binding, provided that the quantity of solithromycin ordered for any month is between designated percentages of the quantity specified in the initial forecast and between designated percentages of the most recent previous forecast.

The price of each shipment of solithromycin will be equal to the total number of kilograms in such shipment multiplied by the per-kilogram transfer price as set forth in the agreement.

For the term of the agreement plus an additional five years or until the expiration of the patents identified in the agreement,

FFFC is prohibited from supplying, selling or distributing solithromycin to, or enabling the manufacture of solithromycin by, any third party for any purpose. The Company is not precluded from developing one or more alternative or additional sources of solithromycin.  The agreement’s initial term runs until December 16, 2025. After the end of the initial term, and at the end of each year thereafter, the term will automatically extend for an additional year unless either party gives written notice to the other of its intent to terminate within a designated period of time prior to the expiration of the term, in which case the agreement will terminate at the end of such term. The parties may at any time terminate the agreement by mutual written consent. Each party has the right to terminate the agreement immediately if there is a product failure, the other party becomes involved in bankruptcy, insolvency or similar proceedings or materially breaches the agreement and such breach remains uncured for a period of time following notice of the breach. A violation by the Company of the minimum purchase obligation is considered a material breach. The Company has the right to terminate the agreement upon written notice if there is a supply failure. The Company also may terminate in the event that FFFC cannot provide the

Company with solithromycin for more than a designated period of time. Upon termination, any unfulfilled binding portion of the forecast must be delivered by FFFC and paid for by the Company. The Company also may elect to purchase the remaining inventory of FFFC’s solithromycin and any remaining raw materials. If FFFC terminates the agreement for a material breach by the Company and, prior to such termination, (i) FFFC has constructed a facility in Japan for the primary purpose of manufacturing API for the Company under the agreement and (ii) such facility is completed and fully operational and qualified for the manufacture of API for delivery thereunder, then, except to the extent otherwise agreed to by the parties, the Company will pay FFFC an amount equal to (a) the remaining book value of the facility less (b) the product of the number of kilograms of API ordered by the Company under the agreement prior to such termination times a designated dollar amount, provided that if the total direct costs incurred by FFFC in the construction of the facility, net of any tax credits, tax refunds, government subsidies, or similar financial, monetary, or in-kind benefits provided by any governmental agency or authority, do not equal or exceed a designated dollar amount, then the remaining book value will be reduced by a pro rata amount, based on ratios set forth in the agreement, and (z) no amount will be payable if the agreement terminates after December 31, 2025; provided, however, that if FFFC manufactures any product or performs any activities (other than the manufacture of API for the Company under the agreement) in, by, or using the facility prior to such termination and makes any profit thereby, the total amount of such profits well be subtracted from the total payment amount due from the Company to FFFC.

Macrolide Pharmaceuticals, Inc.

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

Upon execution of the agreement, the Company paid MP a non-refundable, non-creditable initial license fee of $375,000. For conducting the evaluation program, the Company paid MP a non-refundable, non-creditable fee in the amount of $375,000. In addition, the Company will pay MP the expected reasonable, documented, direct compensation-related costs of employees and advisors necessary to conduct MP’s portion of the evaluation program in the aggregate amount of $1.5 million, which the Company will pay in 18 equal consecutive non-refundable, non-creditable monthly installments of $83,333, beginning with the first monthly anniversary of entry into the agreement. Further, the Company will pay MP up to an aggregate of $1.0 million upon the satisfaction of certain performance milestones.

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

5. Receivables

Receivables consist of amounts billed and amounts earned but unbilled under the Company’s contract with BARDA. At March 31, 2016, the Company’s receivables consisted primarily of earned but unbilled receivables under the BARDA agreement.

6. Prepaid Expenses

Prepaid expenses are comprised of the following as of (in thousands):

	March 31,	December 31,
	2016	2015
Prepaid insurance	$675	$156
Other prepaid expenses	566	417
Total prepaid expenses	$1,241	$573

7. Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consist of the following as of (in thousands):

	Useful Life (years)	March 31,	December 31,
		2016	2015
Computer equipment	2	$149	$209
Software	2	48	63
Furniture	5	40	46
Leasehold improvements	3	31	31
Total furniture, fixtures and equipment		268	349
Less accumulated depreciation		(193)	(259)
Furniture, fixtures and equipment, net		$75	$90

During the three-month periods ended March 31, 2016 and 2015, the Company recorded $14,858 and $18,158 in depreciation expense, respectively.

8. Accrued Expenses

Accrued expenses are comprised of the following as of (in thousands):

	March 31,	December 31,
	2016	2015
Accrued professional fees	$346	$642
Other accrued fees	279	222
Franchise tax	188	436
Accrued interest	103	99
Deferred rent	77	76
Total accrued expenses	$993	$1,475

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

10. Shareholders’ Equity

Common Stock

During January 2016, the Company completed a public offering issuing 4,166,667 shares of common stock, at a price of $24.00 per share, resulting in net proceeds to the Company of approximately $93.8 million after deducting underwriting discounts and expenses of approximately $6.2 million.

During the first three months of 2016, the Company issued 35,763 shares of common stock at a weighted average exercise price of $6.70 per share upon the exercise of option grants.

During January 2015, the Company completed a public offering issuing 6,037,500 shares of common stock, at a price of $24.50 per share, resulting in net proceeds to the Company of approximately $138.8 million after deducting underwriting discounts, commissions and expenses of approximately $9.1 million.

The following table presents common stock reserved for future issuance for the following equity instruments as of March 31, 2016:

Warrants to purchase common stock	94,912
Options:
Outstanding under the 2006 Stock Plan	490,235
Outstanding under the 2011 Equity Incentive Plan	3,001,496
Available for future grants under the 2011 Equity Incentive Plan	3,302,262
Total common stock reserved for future issuance	6,888,905

11. Stock Option Plans

The Company adopted the 2006 Stock Plan in January 2006 (the “2006 Plan”). The 2006 Plan provided for the granting of incentive share options, nonqualified share options and restricted shares to Company employees, representatives and consultants. As of March 31, 2016, there were options for an aggregate of 490,235 shares issued and outstanding under the 2006 Plan.

The Company’s board of directors and stockholders adopted the 2011 Equity Incentive Plan in October 2011 (the “2011 Plan”), which authorizes the issuance of up to 6,601,735 shares under the 2011 Plan. As of March 31, 2016, there were 3,302,262 options available under the 2011 Plan for future grant.

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

The following table summarizes the Company’s 2006 and 2011 Plan activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value (1)
Outstanding - December 31, 2015	2,813,765	$12.80
Granted	737,283	29.02
Exercised	(35,763)	6.70
Forfeited	(22,512)	25.39
Expired	(1,042)	23.51
Outstanding - March 31, 2016	3,491,731	16.20	7.54	$19,979,490
Exercisable - March 31, 2016	2,001,935	9.94	6.40	$18,026,149
Vested and expected to vest at March 31, 2016 (2)	3,389,530	$15.91	7.49	$19,889,333

(1)	Intrinsic value is the excess of the fair value of the underlying common shares as of March 31, 2016 over the weighted-average exercise price.
(2)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.

The following table summarizes certain information about all options outstanding as of March 31, 2016:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Remaining Contractual Term (in years)
$0.48-$1.43	32,633	0.24	32,633	0.24
$2.09-$2.47	457,602	3.77	457,602	3.77
$6.63-$7.86	855,686	6.52	829,021	6.51
$8.70-$18.61	777,822	8.16	351,670	7.80
$23.51-$43.43	1,367,988	9.26	331,009	8.92
	3,491,731		2,001,935

During the three-month periods ended March 31, 2016 and 2015, the Company recorded $2,364,511 and $1,434,944 in share-based compensation expense, respectively.   As of March 31, 2016, approximately $21,281,758 of total unrecognized compensation cost related to unvested share options is expected to be recognized over a weighted-average period of 2.99 years.

12. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2016 as the Company incurred losses for the three-month period ended March 31, 2016 and is forecasting additional losses through the fourth quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2016. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended March 31,
	2016	2015
Warrants outstanding	94,912	155,221
Stock options outstanding	3,453,884	3,001,037
	3,548,796	3,156,258

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The unaudited interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1. Business - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a clinical-stage pharmaceutical company focused on developing differentiated antibiotics for the acute care and community settings to meet critical medical needs in the treatment of bacterial infectious diseases, particularly respiratory tract infections and chronic staphylococcal infections. Our lead product, solithromycin, has completed two Phase 3 clinical trials, for which topline results were reported in January and October 2015. Additionally, we are currently enrolling a Phase 1B clinical trial for solithromycin with pediatric patients. We are developing solithromycin in oral capsules, intravenous, or IV, and suspension formulations, initially for the treatment of community acquired bacterial pneumonia, or CABP, one of the most serious infections of the respiratory tract, for which we recently completed a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA in the second quarter of 2016. Solithromycin is a potent new fourth generation macrolide and the first fluoroketolide in clinical development. We also are conducting a Phase 3 trial of solithromycin in uncomplicated gonorrhea. In September 2015, we began exploring solithromycin’s anti-inflammatory properties by initiating Phase 2 studies of solithromycin treating chronic obstructive pulmonary disease, or COPD, and nonalcoholic steatohepatitis, or NASH patients. Our second program is Taksta, which we are developing exclusively in the U.S. as an oral treatment for acute bacterial skin and skin structure infections, or ABSSSI, and refractory bone and joint infections caused by staphylococci, including S. aureus and methicillin-resistant S. aureus, or MRSA. Based on our discussions with the FDA in 2015, we are conducting a Phase 3 trial for the treatment of ABSSSI that we began in November 2015 as well as a refractory bone and joint infection study that we began in March 2016.

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

The agreement is a cost plus fixed fee development contract, with a base performance segment valued at approximately $17.7 million, and four option work segments that BARDA may request at its sole discretion pursuant to the agreement. If all four option segments are requested, the cumulative value of the agreement, as amended to date, would be approximately $59.2 million. Three of the options are cost plus fixed fee arrangements and one option is a cost sharing arrangement without fixed fee, for which the Company would be responsible for a designated portion of the costs associated with that work segment. The estimated period of performance for the base performance segment is May 24, 2013 through February 29, 2016. BARDA exercised the second option in November 2014. The value of the second option work segment is approximately $16.0 million and the estimated period of performance is November 14, 2014 through November 30, 2016. If all option segments are requested, this estimated period of performance would be extended until approximately May 23, 2018.

On February 29, 2016, we entered into an amendment to its existing agreement with BARDA for the evaluation and development of our lead product candidate solithromycin for the treatment of bacterial infections in pediatric populations and infections caused by bioterror threat pathogens, specifically anthrax and tularemia. The amendment evidences the authorization by BARDA of a third option work segment of the agreement. The value of this option work segment is approximately $25.5 million, which is intended to fund a Phase 2/3 study of intravenous, oral capsule and oral suspension formulations of solithromycin in pediatric patients from newborn to 17 years with community acquired bacterial pneumonia. The estimated period of performance for this option work segment is February 2016 through May 2018. This option is a cost sharing arrangement for which we will be responsible for an additional designated portion of the costs associated with the work segment.

Under the agreement, we are reimbursed and recognize revenue as allowable costs are incurred plus a portion of the fixed-fee earned, excluding the cost sharing option segment. We consider fixed-fees under cost reimbursable agreements to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated agreement costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed. Since inception of the agreement through March 31, 2016, we have recognized $28.2 million in revenue under this agreement.

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

Following execution of the agreement, we received a $10.0 million upfront payment from Toyama. Toyama is also obligated to pay us up to an aggregate of $60.0 million in milestone payments, depending on the achievement of various regulatory, patent, development and commercial milestones. The first of these milestones was achieved in the third quarter of 2014 for which we received a payment of $10.0 million from Toyama.  The second $10.0 million milestone was recognized in the first quarter of 2015 which is based on the Japan Patent Office issuing a Decision of Allowance for our patent covering certain crystal forms of solithromycin in Japan.  We received payment for the second milestone in April 2015.  Under the terms of the license agreement, Toyama must also pay us a royalty equal to a low-to-high first double decimal digit percentage of net sales, subject to downward adjustment in certain circumstances. Cumulatively, through March 31, 2016, we have recognized $18.7 million in revenue under this agreement and the remainder, which is deferred, will be recognized when earned.

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

In January 2016, we entered into a supply agreement with FUJIFILM Finechemicals Co., Ltd., or FFFC, which is intended to provide us with solithromycin in sufficient quantities and at reasonable prices to ensure we meet our obligation to Toyama under the supply agreement. We are subject to a minimum purchase obligation for a designated number of years after the successful completion of a manufacturing facility to be built and validation studies to be conducted by FFFC. The price of each shipment of solithromycin will be equal to the total number of kilograms in such shipment multiplied by the per-kilogram transfer price as set forth in the agreement. We are not precluded from developing one or more alternative or additional sources of solithromycin. The agreement’s initial term runs until December 16, 2025. After the end of the initial term, and at the end of each year thereafter, the term will automatically extend for an additional year unless either party gives written notice to the other of its intent to terminate within a designated period of time prior to the expiration of the term, in which case the agreement will terminate at the end of such term. The parties may at any time terminate the agreement by mutual written consent. Each party has the right to terminate the agreement immediately if there is a product failure, the other party becomes involved in bankruptcy, insolvency or similar proceedings or materially breaches the agreement and such breach remains uncured for a period of time following notice of the breach. A violation by us of the minimum purchase obligation is considered a material breach. We have the right to terminate the agreement upon written notice if there is a supply failure. We also may terminate in the event that FFFC cannot provide us with solithromycin for more than a designated period of time. Upon termination, any unfulfilled binding portion of the forecast must be delivered by FFFC and paid for by us. We also may elect to purchase the remaining inventory of FFFC’s solithromycin and any remaining raw materials. If FFFC terminates the agreement for a material breach by us and, prior to such termination, (i) FFFC has constructed a facility in Japan for the primary purpose of manufacturing API for us under the agreement and (ii) such facility is completed and fully operational and qualified for the manufacture of API for delivery thereunder, then, except to the extent otherwise agreed to by the parties, we will pay FFFC an amount equal to (a) the remaining book value of the facility less (b) the product of the number of kilograms of API ordered by us under the agreement prior to such termination times a designated dollar amount, provided that if the total direct costs incurred by FFFC in the construction of the facility, net of any tax credits, tax refunds, government subsidies, or similar financial, monetary, or in-kind benefits provided by any governmental agency or authority, do not equal or exceed a designated dollar amount, then the remaining book value will be reduced by a pro rata amount, based on ratios set forth in the agreement, and (z) no amount will be payable if the agreement terminates after December 31, 2025; provided, however, that if FFFC manufactures any product or performs any activities (other than the manufacture of API for us under the agreement) in, by, or using the facility prior to such termination and makes any profit thereby, the total amount of such profits well be subtracted from the total payment amount due from us to FFFC.

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

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting pre-clinical studies and clinical trials, manufacturing development efforts, activities related to regulatory filings for our product candidates, and activities related to the planned commercial launch of solithromycin as a treatment for CABP. We recognize our research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•	employee-related expenses, which include salaries, benefits and share-based compensation expense;
•

fees paid to consultants and clinical research organizations, or CROs, in connection with our clinical trials, and other related clinical trial costs, such as for investigator grants, patient screening, laboratory work and statistical compilation and analysis;

•	costs related to acquiring and manufacturing clinical trial materials and the manufacture of pre-approval inventory;
•	costs related to compliance with regulatory requirements;
•	consulting fees paid to third parties related to non-clinical research and development;
•	activities and supplies related to preparing solithromycin for commercial launch in the U.S. for the treatment of CABP
•	research supplies; and
•	license fees and milestone payments related to in-licensed technologies.

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

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Direct research and development expense by program:
Solithromycin	$15,891	$23,304
Taksta	2,044	49
Macrolide research	1,007	122
Research and development personnel cost	4,220	2,400
Total direct research and development expense	23,162	25,875
Indirect research and development expense	367	242
Total research and development expense	$23,529	$26,117

The successful development of our clinical and pre-clinical product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our clinical or pre-clinical product candidates or the period, if any, in which material net cash inflows from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our ongoing, as well as any additional, clinical trials required and other research and development activities;
•	ongoing and future clinical trial results; and
•	the costs and the timing of our regulatory submissions and any regulatory approvals.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate or if we experience significant delays in enrollment in or completion of any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

We have completed two pivotal trials for solithromycin, including one with oral solithromycin and one with IV solithromycin progressing to oral solithromycin. We also are conducting a Phase 3 trial for solithromycin in patients with uncomplicated gonorrhea.

We are also conducting a Phase 3 trial for the treatment of ABSSSI and a refractory bone and joint infection study to determine Taksta’s safety and efficacy as a long-term suppressive therapy of refractory bone and joint infections, including PJI.

Our research and development expense in the first quarter of 2016 was meaningfully higher than our research and development expense in the fourth quarter of 2015.  We expect research and development expense will return in 2016 to a level similar to research and development expense in the fourth quarter of 2015, excluding the manufacturing of commercial product in support of product launch and the potential payment of any milestones tied to FDA approval of solithromycin for CABP. In 2017, unless we add new compounds to our clinical pipeline, we expect research and development expenses to decline.

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

We expect that our general and administrative expenses will continue to increase with the continued development of and in preparation for commercialization of our product candidates. Specifically, we anticipate general and administrative expenses to increase on a quarterly basis throughout the first half of 2016 as we further expand our commercial team, conduct market research and perform pricing studies and physician targeting analyses. After the completion of the NDA submission for solithromycin for CABP, we expect general and administrative spending to further increase as we develop marketing programs and begin to build out our sales leadership infrastructure.  We also believe that these increases will likely include increased costs related to the hiring of additional personnel and increased fees for outside consultants, lawyers and accountants. We also expect to incur significant costs to comply with corporate governance, internal controls, information technology and similar requirements applicable to public companies.

Other Income (Expense), Net

Interest income consists of interest earned on our cash and equivalents.

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

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission, or SEC, on February 25, 2016. We believe the following accounting policies to be most critical to the judgments and estimates used in preparation of our financial statements and such policies have been reviewed and discussed with our audit committee.

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

Milestone payments are recognized when earned, provided that (i) the milestone event is substantive; (ii) there is no ongoing performance obligation related to the achievement of the milestone earned; and (iii) it would result in additional payments. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment is non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved to achieve the milestone; and the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement, and the related risk associated with the achievement of the milestone. Contingent-based payments we may receive under a license agreement will be recognized when received.

Results of Operations

The following table summarizes the results of our operations for each of three-month periods ended March 31, 2016 and 2015, together with the changes in those items in dollars:

	Three Months Ended March 31,		Dollar
	2016	2015	Change
	(In thousands)
Revenue
Contract research	$2,679	$2,077	$602
License	-	10,000	(10,000)
Supply	-	1,887	(1,887)
Total revenue	2,679	13,964	(11,285)

Research and development expense (1)	23,529	26,117	(2,588)
General and administrative expense (1)	8,324	4,650	3,674
Other expense, net	(232)	(612)	380

(1) Includes the following share-based compensation expenses:
Research and development expense	$740	$449	$291
General and administrative expense	1,625	986	639

Comparison of the Three Months Ended March 31, 2016 and March 31, 2015

Contract revenue

For the three months ended March 31, 2016, contract research revenue increased approximately $0.6 million due to increased activity under the second option period of the BARDA contract.  We expect contract research revenue to increase as the second option period of the BARDA contract progresses and the third option period begins in the second quarter of 2016.

License revenue

For the three months ended March 31, 2016, license revenue decreased $10.0 million compared to the three months ended March 31, 2015 as there was no license milestone activity in the three months ended March 31, 2016.

Supply revenue

For the three months ended March 31, 2016, license revenue decreased $1.9 million compared to the three months ended March 31, 2015.  This revenue stream is related to shipments of solithromycin API and clinical supplies under our supply agreement with Toyama.  No such activity was performed in the three months ended March 31, 2016.

Research and Development Expense

For the three months ended March 31, 2016, our research and development expense decreased $2.6 million compared to the three months ended March 31, 2015. The decrease is primarily related to the following:

•	an increase in regulatory expenses of $6.5 million as we prepare for filing the NDA for solithromycin for CABP;
•	an increase in Taksta clinical trial expenses of $1.8 million primarily related to the ongoing Phase 3 ABSSSI trial and the ongoing refractory bone and joint study;
•	an increase in employee cost of $1.9 million primarily from increased headcount;
•	an increase in BARDA related expenses of $0.6 million as option two activity increases;
•	a decrease in solithromycin clinical trial expenses of $6.9 million related to completion of the IV-to-Oral Phase 3 clinical trial;
•	a decrease in Toyama expenses of $1.8 million as purchases of supply for Toyama’s clinical trials in Japan;
•	a decrease of $4.0 million in the purchase of API ordered for commercial quantities in preparation for the planned commercial launch of solithromycin due to timing of vendor performance; and
•	a decrease in purchases of solithromycin clinical trial materials of $0.7 million.

General and Administrative Expense

General and administrative expense increased by $3.7 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 as a result of increased headcount and salary increases of $1.9 million, increased professional service expense of $1.4 million primarily related to our initial commercial readiness activities for the planned commercial launch and increased franchise tax expense of $0.3 million.

Other Expense, Net

Other expense decreased compared to the period ended March 31, 2015 by $0.4 million due to an increased rate of return on cash equivalents and a lower interest rate on the July 2015 Note compared to the December 2011 Note.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in November 2005 through March 31, 2016, we have funded our operations primarily with an aggregate of $541.2 million from debt and the sale of convertible notes, convertible preferred shares, common shares and common stock, including net proceeds of $93.8 million from our January 2016 public offering. As of March 31, 2016, we had cash and equivalents of approximately $223.6 million.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$(24,176)	$(29,329)
Investing activities	-	(46)
Financing activities	94,020	139,380
Net increase in cash and equivalents	$69,844	$110,005

Operating Activities. Cash used in operating activities of $24.2 million for the three months ended March 31, 2016 was primarily a result of our $29.4 million net loss offset by changes in operating assets and liabilities of $2.8 million and non-cash items of $2.4 million. Cash used in operating activities of $29.3 million for the three months ended March 31, 2015 was primarily a result of our $17.4 million net loss and cash used by changes in operating assets and liabilities of $13.5 million partially offset by non-cash items of $1.6 million.

Investing Activities. Net cash used in investing activities was $0 and $46,000 for the three months ended March 31, 2016 and 2015, respectively. Cash used in investing activities during 2015 reflected purchases of equipment.

Financing Activities. Net cash provided by financing activities of $94.0 million for the three months ended March 31, 2016 consisted of net proceeds of $93.8 million from the January 2016 public offering of common stock, and $0.2 million of proceeds from the exercise of stock options. Net cash provided by financing activities was $139.4 million for the three months ended March 31, 2015 and consisted of net proceeds of $139.0 million from proceeds from the January 2015 public offering of common stock and $0.6 million of proceeds from the exercise of stock options.

Funding Requirements

To date, we have not generated any product revenue from our clinical stage product candidates or from any other source. We do not know when, or if, we will generate any product revenue. We do not expect to generate product revenue unless and until we obtain marketing approval of and commercialize solithromycin and/or Taksta or any of our other product candidates. At the same time, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval of and engage in commercial readiness activities for, solithromycin and Taksta and our other product candidates. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We will need substantial additional funding in connection with our continuing operations.

Based on current assumptions, we expect that our existing cash and equivalents, including the proceeds of the January 2016 offering, will enable us to fund our operating expenses and capital expenditure into the second quarter of 2017, including the completion of the NDA submission for solithromycin for CABP, the completion of our Phase 3 trial for solithromycin for the treatment of gonorrhea, and the cost of preparing for and the initial launch of solithromycin in the U.S. This projection does not include any funds from future financings or partnerships beyond the Toyama relationship and the BARDA contract. We will need to obtain additional financing for the continued development of solithromycin and Taksta and our other product candidates and to support the ongoing commercialization of solithromycin and any of our other product candidates. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates.

Our future capital requirements will depend on many factors, including:

•

the progress, costs and results of our ongoing Phase 3 uncomplicated gonorrhea trial, our ongoing Taksta Phase 3 trial for ABSSSI and exploratory study for bone and joint infections and any future trials for solithromycin and Taksta;

•	the costs of commercialization readiness activities for solithromycin for CABP including the purchase of commercial quantities of API for the planned commercial launch;

•	the costs of commercial launch activities, including product sales, marketing, manufacturing and distribution, for solithromycin for CABP;
•	the progress, costs and results of our ongoing Phase 2 trials for solithromycin for COPD and NASH;
•	the scope, progress costs, and results of pre-clinical development, laboratory testing and clinical trials for our other product candidates;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our other product candidates for which we receive regulatory approval;
•	the costs of commercial and clinical supplies of solithromycin and our other drug candidates;
•	receipt of payments under the BARDA contract;
•	our ability to establish collaborations on favorable terms;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•	revenue if any, received from sales of our product candidates, if approved by the FDA;
•	our ability to enter into any license agreements for the distribution of our product candidates outside the U.S.;
•	the extent to which we acquire or invest in businesses, products and technologies;
•	our ability to obtain government or other third-party funding; and
•	obtaining milestone payments from Toyama.

Until we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We do not anticipate any substantial product revenue until we launch solithromycin in the U.S., assuming approval of our NDA for the treatment for CABP. Assuming FDA approval, we do not expect to be able to launch solithromycin for CABP until sometime in 2017 at the earliest.  We do not have any committed external source of funds except for the potential $10.0 million revolver available under the Comerica loan we entered into in July 2015, which will be available to us in the event of approval of our planned NDA for solithromycin for CABP.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of any securities may include liquidation or other preferences that adversely affect our stockholders’ rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or declaring dividends, such as was imposed under the loan from Hercules and are imposed under the Comerica loan. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

During the three months ended March 31, 2016, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those specified in our 2015 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-09, Compensation-Stock Compensation.  The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  We are currently evaluating the impact that the implementation of this standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers.  This guidance clarifies the implementation guidance on principal versus agent considerations.  This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, which is effective for the Company for the year ending December 31, 2018.  The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases.  The new guidance will increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  We are currently evaluating the impact that the implementation of this standard will have on our consolidated financial statements.

In May 2014, FASB, issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. This guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance, as amended by ASU-2015-14, is effective for fiscal years and interim periods within those years beginning after December 15, 2017, which is effective for the year ending December 31, 2018. We are currently evaluating the impact that the implementation of this standard will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the quarter ended March 31, 2016. For additional information regarding market risk, refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2015 Annual Report on Form 10-K.

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

PART II—OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Filed	Exhibit Number	Filed Herewith

10.36	Amendment, dated February 29, 2016, to Contract by and between Cempra Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Agency, dated May 24, 2013, as amended.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	Financials in XBRL format.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEMPRA, INC.

Dated: May 2, 2016	By:	/s/ Prabhavathi Fernandes, Ph.D.
Prabhavathi Fernandes, Ph.D.
President and Chief Executive Officer

Dated: May 2, 2016	By:	/s/ Mark W. Hahn
Mark W. Hahn
Chief Financial Officer

Dated: May 2, 2016	By:	/s/ Shane M. Barton
Shane M. Barton
Chief Accounting Officer