Form 10-K/A
period 2015-12-31
CEMPRA, INC.
filed 2016-06-17
CIK 1461993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Cempra, Inc. is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as originally filed with the Securities and Exchange Commission (“SEC”) on February 25, 2016 (the “Original Form 10-K”), to (i) amend Item 5(a) of Part II to provide the high and low sales prices for our common stock for each quarter of 2014 and 2015 and (ii) amend Item 15(b) of Part IV to re-file two agreements that were filed as exhibits to the Original Form 10-K to reflect the inclusion of information that we had previously requested be treated confidentially. In addition, Item 15(b) of Part IV is being amended solely to file as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment No. 1 continues to speak as of the date of the Original Form 10-K and we have not updated the disclosure herein to reflect any events that occurred at a later date other than as expressly stated herein. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings made with the SEC subsequent to the filing of the Original Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded under the symbol “CEMP” and is quoted on the NASDAQ Global Market. The following table sets forth the high and low sale prices of our common stock, as reported on the NASDAQ Global Market in each quarter of 2015 and 2014.

	High	Low
2015
Fourth quarter	$34.79	$15.43
Third quarter	$46.99	$24.00
Second quarter	$39.68	$31.15
First quarter	$41.63	$21.52

2014
Fourth quarter	$24.71	$10.86
Third quarter	$11.60	$8.55
Second quarter	$12.00	$8.10
First quarter	$15.39	$10.60

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(3) Exhibits. The following exhibits are included herein or incorporated herein by reference:

Exhibit No.	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

2.1	Form of Plan of Conversion of Cempra Holdings, LLC.	S-1	10/12/2011	2.1

3.1	Certificate of Incorporation of Cempra, Inc.	S-1/A	1/13/2012	3.1

3.2	Form of Bylaws of Cempra, Inc.	S-1	10/12/2011	3.2

4.1	Specimen of Common Stock Certificate of Cempra, Inc.	S-1/A	11/22/2011	4.1

4.2	Form of Registration Rights Agreement by and among Cempra, Inc. and certain of its stockholders, to be effective upon the corporate conversion.	S-1	10/12/2011	4.2

10.1	Forms of Indemnification Agreements by and between Cempra, Inc. and its directors.	S-1	10/12/2011	10.1

10.2	Cempra, Inc. Sixth Amended and Restated 2006 Stock Plan.	S-1/A	1/13/2012	10.2

10.3	Cempra, Inc. 2011 Equity Incentive Plan and Form of Stock Option Agreement thereunder.	S-1/A	1/13/2012	10.3

10.4*	Collaborative Research and Development and License Agreement dated March 31, 2006, by and between Cempra Pharmaceuticals, Inc. and Optimer Pharmaceuticals, Inc.	S-1	10/12/2011	10.4

10.5*	Supply Agreement effective March 15, 2011, by and among CEM-102 Pharmaceuticals, Inc., Ercros S.A. and Gyma Laboratories of America, Inc.	S-1	10/12/2011	10.5

10.6	Office Lease Agreement dated November 9, 2011 between Cempra Pharmaceuticals, Inc. and Property Reserve, Inc.	S-1/A	11/22/2011	10.6

10.7	Loan and Security Agreement dated December 20, 2011 between Cempra Holdings, LLC and Hercules Technology Growth Capital, Inc.	S-1/A	12/22/2011	10.7

10.8	Secured Promissory Note dated December 20, 2011, issued by Cempra Holdings, LLC to Hercules Technology Growth Capital, Inc.	S-1/A	12/22/2011	10.8

10.9*	License Agreement, effective June 12, 2012, between The Scripps Research Institute and Cempra Pharmaceuticals, Inc.	10-Q	8/08/2012	10.9

10.10	2011 Equity Incentive Plan, as amended May 23, 2013.	10-Q	7/31/2013	10.3

10.11*	Exclusive License and Development Agreement by and between Cempra Pharmaceuticals, Inc. and Toyama Chemical Co., Ltd., dated May 8, 2013.	10-Q	7/31/2013	10.13

10.12*	Supply Agreement by and between Cempra Pharmaceuticals, Inc. and Toyama Chemical Co., Ltd., dated May 8, 2013.	10-Q	7/31/2013	10.14

10.13*	Contract by and between Cempra, Inc. and the Biomedical Advanced Research and Development Authority, dated May 24, 2013.	10-Q	7/31/2013	10.15

10.14*	Development and Supply Agreement by and between Cempra Pharmaceuticals, Inc. and Hospira Worldwide, Inc. effective as of July 1, 2013.	10-Q/A	11/08/2013	10.18

10.15	Amendment No. 1, effective as of September 26, 2013 to Exclusive License And Development Agreement by and between Cempra Pharmaceuticals, Inc. and Toyama Chemical Co., Ltd, dated May 8, 2013.	10-Q	10/29/2013	10.19

10.16	Amendment No. 2 to Loan and Security Agreement, dated May 31, 2013, by and among Cempra, Inc., and each of its subsidiaries signatory thereto, and Hercules Capital Funding Trust 2012-1, as a lender and Hercules Technology Growth Capital, Inc., as a lender and as an agent for the lenders.	8-K	6/06/2013	10.12

10.17	Form of Employment Agreement by and between Cempra, Inc. and Prabhavathi B. Fernandes, Ph.D.	8-K	8/13/2013	10.16

10.18	Form of Change in Control Severance Agreement by and between Cempra, Inc. and Prabhavathi B. Fernandes, Ph.D.	8-K	8/13/2013	10.17

10.19	First Amendment, dated May 17, 2013, to Office Lease Agreement dated November 9, 2011 between Cempra Pharmaceuticals, Inc., and Property Reserve, Inc.	10-K	2/28/2014	10.21

10.20	Second Amendment, dated August 13, 2013, to Office Lease Agreement dated November 9, 2011 between Cempra Pharmaceuticals, Inc., and Property Reserve, Inc.	10-K	2/28/2014	10.22

10.21	Amendment No. 3 to Loan and Security Agreement, dated March 27, 2014, by and among Cempra, Inc., and each of its subsidiaries signatory thereto, and Hercules Capital Funding Trust 2012-1, as a lender and Hercules Technology Growth Capital, Inc., as a lender and as an agent for the lenders.	8-K	10/17/2014	10.23

10.22	Third Amendment, dated March 31, 2014, to Office Lease Agreement dated November 9, 2011 between Cempra, Inc. and Property Reserve, Inc.	10-Q	4/29/2014	10.24

10.23	Change in Control Severance Agreement, dated May 23, 2014, by and between Cempra, Inc. and Mark W. Hahn.	8-K	5/29/2014	10.25

10.24	Amendment No. 4 to Loan and Security Agreement, dated June 30, 2014, by and among Cempra, Inc., and each of its subsidiaries signatory thereto, and Hercules Capital Funding Trust 2012-1, as a lender and Hercules Technology Growth Capital, Inc., as a lender and as an agent for the lenders.	10-Q	7/29/2014	10.25

10.25	Amendment, dated November 13, 2014, to Contract by and between Cempra Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Agency, dated May 24, 2013.	10-K	2/29/2015	10.27

10.26	Change in Control Severance Agreement, dated May 23, 2014, by and between Cempra, Inc. and David Moore	10-Q	4/30/2015	10.1

10.27	Loan and Security Agreement, dated as of July 10, 2015, by and among Comerica Bank and Cempra, Inc., Cempra Pharmaceuticals, Inc. and CEM-102 Pharmaceuticals, Inc.	8-K	7/16/2015	10.1

10.28	Form of Change in Control Severance Agreement by and between Cempra, Inc. and David W. Oldach, M.D.	8-K	10/19/2015	10.1

10.29	Amendment to Form of Employment Agreement by and between Cempra, Inc. and Prabhavathi B. Fernandes, Ph.D.	8-K	10/19/2015	10.2

10.30	Amendment to Form of Change in Control Severance Agreement by and between Cempra, Inc. and Prabhavathi Fernandes, Ph.D.	8-K	10/19/2015	10.3

10.31	Amendment to Form of Change in Control Severance Agreement by and between Cempra, Inc. and Mark W. Hahn	8-K	10/19/2015	10.4

10.32	Amendment to Form of Change in Control Severance Agreement by and between Cempra, Inc. and David Moore	8-K	10/19/2015	10.5

10.34**	Option and License Agreement, dated January 29, 2016, between Cempra Pharmaceuticals, Inc. and Macrolide Pharmaceuticals, Inc.				X

10.35**	API Manufacturing and Supply Agreement, entered into January 18, 2016, by and between Cempra, Inc. and FUJIFILM Finechemicals Co., Ltd.				X

21.1	List of subsidiaries of Cempra Holdings, LLC.	S-1	10/12/2011	21.1

23.1	Consent of Independent Registered Public Accounting Firm	10-K	2/25/2016	23.1

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	2/25/2016	32.1

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	2/25/2016	32.2

101	Financials in XBRL format.	10-K	2/25/2016	101

*	The Registrant has received confidential treatment with respect to portions of this exhibit. Those portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.
**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

CEMPRA, INC.

June 17, 2016

	By:	/s/ Prabhavathi Fernandes, Ph.D.
Prabhavathi Fernandes, Ph.D. President and Chief Executive Officer