Form 10-Q
period 2016-06-30
CEMPRA, INC.
filed 2016-08-01
CIK 1461993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 25, 2016 there were 51,991,134 shares of the registrant’s common stock, $0.001 par value, outstanding.

CEMPRA, INC.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CEMPRA, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2016	2015

Assets
Current assets
Cash and equivalents	$250,744	$153,765
Receivables	4,031	7,639
Prepaid expenses	1,323	573
Total current assets	256,098	161,977
Furniture, fixtures and equipment, net	69	90
Deposits	218	73
Total assets	$256,385	$162,140
Liabilities
Current liabilities
Accounts payable	$14,534	$9,635
Accrued expenses	1,232	1,475
Accrued payroll and benefits	2,226	2,337
Current portion of long-term debt	6,667	4,444
Total current liabilities	24,659	17,891
Deferred revenue	11,326	11,326
Long-term debt	11,953	15,258
Total liabilities	47,938	44,475
Commitments and contingencies
Shareholders' Equity
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2016 and December 31, 2015	-	-
Common stock; $.001 par value; 80,000,000 shares authorized; 50,736,415 and 43,990,751 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	51	44
Additional paid-in capital	581,629	436,643
Accumulated deficit	(373,233)	(319,022)
Total shareholders’ equity	208,447	117,665
Total liabilities and shareholders’ equity	$256,385	$162,140

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue
Contract research	$3,420	$3,171	$6,099	$5,247
License	-	-	-	10,000
Supply	-	1,883	-	3,770
Total revenue	3,420	5,054	6,099	19,017
Operating expenses
Research and development	16,018	23,676	39,547	49,793
General and administrative	11,988	5,732	20,312	10,382
Total operating expenses	28,006	29,408	59,859	60,175
Loss from operations	(24,586)	(24,354)	(53,760)	(41,158)
Other income (expense)
Interest income	104	2	202	4
Interest expense	(323)	(617)	(653)	(1,232)
Other income (expense), net	(219)	(615)	(451)	(1,228)
Net loss and comprehensive loss	$(24,805)	$(24,969)	$(54,211)	$(42,386)
Basic and diluted net loss attributable to common shareholders per share	$(0.51)	$(0.57)	$(1.12)	$(0.98)
Basic and diluted weighted average shares outstanding	48,897,740	43,686,174	48,375,420	43,181,209

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015

Operating activities
Net loss	$(54,211)	$(42,386)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	30	40
Share-based compensation	5,040	2,861
Amortization of debt issuance costs	29	371
Changes in operating assets and liabilities
Receivables	3,608	(1,344)
Prepaid expenses	(750)	1,596
Deposits	(145)	288
Accounts payable	4,899	1,860
Accrued expenses	(243)	(226)
Accrued payroll and benefits	(111)	(365)
Net cash used in operating activities	(41,854)	(37,305)
Investing activities
Purchases of furniture, fixtures and equipment	(9)	(46)
Net cash used in investing activities	(9)	(46)
Financing activities
Payment of long-term debt	(1,111)	(443)
Proceeds from exercise of stock options and warrants	333	2,258
Proceeds from issuance of common stock, net of underwriting discounts	139,904	139,044
Payment of offering costs	(284)	(213)
Net cash provided by financing activities	138,842	140,646
Net change in cash and equivalents	96,979	103,295
Cash and equivalents at beginning of the period	153,765	99,113
Cash and equivalents at end of the period	$250,744	$202,408
Supplemental cash flow information
Cash paid for interest	$625	$869

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

June 30, 2016

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

Unaudited Interim Financial Data

The accompanying interim consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2015 contained in the Company’s Annual Report on Form 10-K. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2016 and the results of operations and cash flows for the three and six months ended June 30, 2016 and 2015. The December 31, 2015 consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures including notes required by U.S. GAAP for complete financial statements.

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

Research and Development Expenses

Research and development (“R&D”) expenses include direct and indirect R&D costs. Direct R&D consists principally of external costs, such as fees paid to investigators, consultants, central laboratories and clinical research organizations, including costs incurred in connection with clinical trials, and related clinical trial fees and all employee-related expenses for those employees working in research and development functions, including stock-based compensation for R&D personnel. Indirect R&D costs include insurance or other indirect costs related to the Company’s research and development function to specific product candidates. R&D costs are expensed as incurred. Expenses paid but not yet incurred are recorded in prepaid expenses.  The Company expenses purchases of pre-approval inventory as R&D until regulatory approval is received.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers.  This new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP.  The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance.  This guidance, as amended by ASU 2015-14, is effective for fiscal years and interim periods within those years beginning after December 15, 2017, which is effective for the Company for the year ending December 31, 2018.  In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations.  In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies an entity’s identification of its performance obligations in a contract.  The update also clarifies the guidance regarding an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time.  In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which amends the guidance in the new revenue standard on collectability, non-cash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard.  These pronouncements have the same effective date as the new revenue standard.   The Company is currently evaluating the impact that the implementation of these standards will have on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation.  The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s consolidated financial statements.

3. Fair Value of Financial Instruments

The carrying values of cash and equivalents, receivables, prepaid expenses, and accounts payable at June 30, 2016 approximated their fair values due to the short-term nature of these items.

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

At June 30, 2016 and December 31, 2015, the Company held money market funds classified as Level 1 financial instruments of $221.2 million and $129.0 million, respectively.  The Term Loan (defined and discussed in Note 6), which is classified as a Level 2 liability, has a variable interest rate and, accordingly, its carrying value approximates its fair value.  At June 30, 2016, the carrying value was $18.6 million.  There were no transfers between levels of the fair value hierarchy for any assets or liabilities measured at fair value in the six months ended June 30, 2016.

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

In exchange for this license, during 2006 and 2007, the Company issued an aggregate of 125,646 common shares with a total fair value of $0.2 million to Optimer. These issuances to Optimer were expensed as incurred in research and development expense.

In July 2010, the Company paid a $0.5 million milestone payment to Optimer after the successful completion of its first solithromycin Phase 1 program. In July 2012, the Company paid a $1.0 million milestone after the successful completion of its first solithromycin Phase 2 program. Both milestones were expensed as incurred in research and development expense. Under the terms of the Optimer Agreement, the Company will owe Optimer additional payments, contingent upon the achievement of various development, regulatory and commercialization milestone events. One such milestone event would be owed upon FDA approval of solithromycin which would result in a payment to Optimer of $9.5 million.  The aggregate amount of such milestone payments the

Company may need to pay is based in part on the number of products developed under the agreement and would total $27.5 million (including the two milestone payments made to date and the milestone payment for FDA approval) if four products are developed and gain FDA approval.  The Company will also pay tiered mid-single-digit royalties based on the amount of annual net sales of its approved products.

The Scripps Research Institute

In June 2012, the Company entered into a license agreement with The Scripps Research Institute (“TSRI”), whereby TSRI licensed to the Company rights, with rights of sublicense, to make, use, sell, and import products for human or animal therapeutic use that use or incorporate one or more macrolides as an active pharmaceutical ingredient and is covered by certain patent rights owned by TSRI claiming technology related to copper-catalysed ligation of azides and acetylenes. The rights licensed to the Company are exclusive as to the People’s Republic of China (excluding Hong Kong), South Korea and Australia, and are non-exclusive in all other countries worldwide, except ASEAN member-nations, which are not included in the territory of the license. Under the terms of the agreement with TSRI, the Company paid a one-time only, non-refundable license issue fee in the amount of $0.4 million which was charged to research and development expense in the second quarter of 2012.

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

Under the terms of the agreement, the Company is also required to pay additional fees on royalties, sublicensing and milestone payments if the Company, an affiliate with the Company, or a sub licensee challenges the validity or enforceability of any of the patents licensed under the agreement. Such increased payments would be required until all patent claims subject to challenge are invalidated in the particular country where such challenge was mounted.  License and milestone payments received under the license agreement with Toyama (discussed below), have resulted in $0.2 million of fees paid to TSRI as of June 30, 2016.

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

The agreement is a cost plus fixed fee development contract, with a base performance segment valued at approximately $18.7 million with contract modifications, and four option work segments that BARDA may request at its sole discretion pursuant to the agreement. If all four option segments are requested, the cumulative value of the agreement, as amended to date, would be approximately $60.2 million. Three of the options are cost plus fixed fee arrangements and one option is a cost sharing arrangement without fixed fee, for which the Company is responsible for a designated portion of the costs associated with that work segment. If all option segments are requested, this estimated period of performance would be extended until approximately May 23, 2018.

The estimated period of performance for the base performance segment was May 24, 2013 through February 29, 2016.  BARDA exercised the second option in November 2014.  The value of the second option work segment is approximately $16.0 million and the estimated period of performance is November 14, 2014 through November 30, 2016.

On February 29, 2016, the Company entered into an amendment to its existing agreement with BARDA, for the evaluation and development of its lead product candidate solithromycin for the treatment of bacterial infections in pediatric populations and infections caused by bioterror threat pathogens, specifically anthrax and tularemia. The amendment evidences the authorization by BARDA of a third option work segment of the agreement. The value of this option work segment is approximately $25.5 million, which is intended to fund a Phase 2/3 study of intravenous, oral capsule and oral suspension formulations of solithromycin in pediatric patients from newborn to 17 years with community acquired bacterial pneumonia. The estimated period of performance for this option work segment is February 29, 2016 through May 23, 2018. This option is a cost sharing arrangement for which the Company will be responsible for an additional designated portion of the costs associated with the work segment.

Under the agreement, the Company is reimbursed and recognizes revenue as allowable costs are incurred plus a portion of the fixed-fee earned, excluding the cost sharing option segment. The Company considers fixed-fees under cost reimbursable agreements to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated agreement costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed. Since inception of the agreement through June 30, 2016, the Company has recognized $31.6 million in revenue under this agreement.

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

Either party may terminate the supply agreement for uncured material breach or insolvency of the other party, with Toyama’s right to terminate for the Company’s breach subject to certain further conditions in the case of the Company’s failure to supply API for solithromycin or clinical supply, but otherwise the supply agreement will continue until the expiration or termination of the license agreement.  Through June 30, 2016, the Company has recognized $6.1 million in revenue under this supply agreement.

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

The Company recognized $4.3 million in revenue associated with the delivery of the license in May 2013.  Additionally, because the milestone event triggering the August 2014 Milestone payment was considered non-substantive for accounting purposes, this milestone payment is being recognized into revenue proportionately to the six deliverables in the agreement using the same allocation as the upfront payment.  Therefore, $4.3 million of the August 2014 milestone payment was recognized into revenue in August 2014.  The  remainder of the upfront and milestone payments which aggregate to $11.3 million are recorded as deferred revenue at June 2016 and will be recognized as revenue when the revenue recognition criteria of each deliverable has been met.  The Company also recognized a $10.0 million milestone based on the Japan Patent Office issuing a Decision of Allowance for the Company’s patent covering certain crystal forms of solithromycin in Japan. The March 2015 milestone payment is considered substantive for accounting purposes, and therefore the $10.0 million milestone was recognized in its entirety as revenue in March 2015.

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

The agreement’s initial term runs until December 16, 2025. After the end of the initial term, and at the end of each year thereafter, the term will automatically extend for an additional year unless either party gives written notice to the other of its intent to terminate within a designated period of time prior to the expiration of the term, in which case the agreement will terminate at the end of such term. The parties may at any time terminate the agreement by mutual written consent. Each party has the right to terminate the agreement immediately if there is a product failure, the other party becomes involved in bankruptcy, insolvency or similar proceedings or materially breaches the agreement and such breach remains uncured for a period of time following notice of the breach. A violation by the Company of the minimum purchase obligation is considered a material breach. A product failure is not considered a material breach by the Company.  The Company has the right to terminate the agreement upon written notice if there is a supply failure. The Company also may terminate in the event that FFFC cannot provide the Company with solithromycin for more than a designated period of time. Upon termination, any unfulfilled binding portion of the forecast must be delivered by FFFC and paid for by the Company. The Company also may elect to purchase the remaining inventory of FFFC’s solithromycin and any remaining raw materials. If FFFC terminates the agreement for a material breach by the Company and, prior to such termination, (i) FFFC has constructed a facility in Japan for the primary purpose of manufacturing API for the Company under the agreement and (ii) such facility is completed and fully operational and qualified for the manufacture of API for delivery thereunder, then, except to the extent otherwise agreed to by the parties, the Company will pay FFFC an amount equal to (a) the remaining book value of the facility less (b) the product of the number of kilograms of API ordered by the Company under the agreement prior to such termination times a designated dollar amount, provided that if the total direct costs incurred by FFFC in the construction of the facility, net of any tax credits, tax refunds, government subsidies, or similar financial, monetary, or in-kind benefits provided by any governmental agency or authority, do not equal or exceed a designated dollar amount, then the remaining book value will be reduced by a pro rata amount, based on ratios set forth in the agreement, and (z) no amount will be payable if the agreement terminates after December 31, 2025; provided, however, that if FFFC manufactures any product or performs any activities (other than the manufacture of API for the Company under the agreement) in, by, or using the facility prior to such termination and makes any profit thereby, the total amount of such profits will be subtracted from the total payment amount due from the Company to FFFC.

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

Upon execution of the agreement, the Company paid MP a non-refundable, non-creditable initial license fee of $0.4 million. For conducting the evaluation program, the Company paid MP a non-refundable, non-creditable fee in the amount of $0.4 million. In addition, the Company will pay MP the expected reasonable, documented, direct compensation-related costs of employees and advisors necessary to conduct MP’s portion of the evaluation program in the aggregate amount of $1.5 million, which the Company will pay in 18 equal consecutive non-refundable, non-creditable monthly installments of $83,333, beginning with the first monthly anniversary of entry into the agreement. Further, the Company will pay MP up to an aggregate of $1.0 million upon the satisfaction of certain performance milestones.

If the Company exercises the option, the license will be exclusive and worldwide (other than Association of Southeast Asian Nations) and for any and all uses in human and non-human animals, and with the right to sublicense. The Company may, in its discretion, exercise the option for a reduced portion of the territory and, if the Company makes this election, may increase as it wishes within the territory, and as many times as it wishes, provided such increase is made within 60 months of the Company’s exercise of the option.

If the Company exercises the option, it will pay MP a non-refundable, non-creditable license fee of $1.0 million, of which $0.5 million will be paid within 15 business days of exercise, and $0.5 million will be paid in the form of “deemed royalty” payments (up to such amount) equal to a fraction of a percent of net sales of licensed products. The Company will pay tiered royalties of a fraction of a percent on designated levels of annual net sales of license products. Further, the Company will pay a non-refundable, non-creditable additional royalty equal to a fraction of a percent on the net sales of licensed products of a designated amount sold by the Company, its sublicensees, and product partners, but the royalty will not exceed $1.0 million in the aggregate. Royalties will be paid on a country-by-country basis and product-by-product basis until the date on which there are no valid claims of any licensed MP patent covering a product in the applicable country.

If the Company exercises the option, the agreement’s term will run on a country by country and product by product basis until the date on which there are no valid claims in the licensed MP patents covering a particular product in a particular country.

5. Receivables

Receivables consist of amounts billed and amounts earned but unbilled under the Company’s contract with BARDA. At June 30, 2016, the Company’s receivables consisted primarily of earned but unbilled receivables under the BARDA agreement.

6. Long-term Debt

In July 2015, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Comerica Bank (“Comerica”).  The Loan and Security Agreement provides that the Company may borrow up to $20.0 million in a term loan (the “Term Loan”) and, upon FDA approval of its New Drug Application for solithromycin, the Company may also borrow an aggregate amount equal to the lesser of (i) up to 75% of its eligible inventory and 80% of eligible accounts receivable or (ii) $10.0 million (the “Revolver”). After FDA approval of the Company’s New Drug Application for solithromycin, the Company may convert the Term Loan to the Revolver, in which event the Revolver would have a maximum amount available to the Company of $25.0 million.  The Loan and Security Agreement specifies the criteria for determining eligible inventory and eligible accounts receivable and sets forth ongoing limitations and conditions precedent to the Company’s ability to borrow under the Revolver.  The Company granted Comerica a security interest in substantially all of its personal property assets, excluding its intellectual property and its stock in its subsidiaries, to secure its outstanding obligations under the Loan and Security Agreement. The Company is also obligated to comply with various other customary covenants, including, among other things, restrictions on its ability to: dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make distributions to its stockholders, make investments, enter into certain transactions with affiliates, or pay down subordinated debt, subject to specified exceptions.

At closing, the Company received the full $20.0 million under the Term Loan and paid a facility fee of $0.1 million for the Term Loan and a facility fee of $0.2 million for the Revolver.  The Company immediately used proceeds from the Term Loan to pay all of its $17.7 million outstanding principal and interest and $1.2 million in end of term and prepayment fees under the loan and security agreement (“December 2011 Note”) with Hercules Technology Growth Capital, Inc. (“Hercules”) and terminated the Hercules Loan. The Company recorded a charge of $0.3 million on the early extinguishment of the December 2011 Note.

Amounts borrowed under the Term Loan may be repaid and reborrowed at any time without penalty or premium.  The Term Loan was interest-only through April 30, 2016, followed by an amortization period of 36 months of equal monthly payments of principal plus interest, beginning on May 1, 2016 and continuing on the same day of each month thereafter until paid in full.  Any amounts borrowed under the Term Loan will bear interest at a floating interest rate equal to the 30 Day LIBOR rate plus 5.2%.  Amounts available to be borrowed under the Revolver may also be repaid and reborrowed at any time without penalty or premium prior to December 31, 2017, at which time all advances under the Revolver shall be immediately due and payable in full.  Any amounts borrowed under the Revolver will bear interest at the 30 Day LIBOR rate plus 4.2%.  Once available, the Revolver is subject to an annual unused facility fee equal of 0.25%.  Under the Loan and Security Agreement, the Company is subject to certain covenants including maintaining a minimum unrestricted cash balance of $15.0 million and continuing the development or commercially launching solithromycin.

7. Shareholders’ Equity

Common Stock

In May 2016, the Company entered into an at-the-market (“ATM”) sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company may, at its discretion, from time to time sell shares of its common stock, with a sales value of up to $150.0 million. The Company has provided Cowen with customary indemnification rights, and Cowen is entitled to a commission at a fixed commission rate of 3.0% of the gross proceeds per share sold.  Sales of the shares under the Sales Agreement are to be made in transactions deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended.

The Company began the sale of ATM shares in May 2016. Through June 30, 2016, the Company sold 2,502,581 shares of common stock under the Sales Agreement resulting in net proceeds of $45.8 million after deducting commissions of $1.4 million.

During January 2016, the Company completed a public offering of 4,166,667 shares of common stock, at a price of $24.00 per share, resulting in net proceeds to the Company of approximately $93.8 million after deducting underwriting discounts and expenses of approximately $6.2 million.

During the first six months of 2016, the Company issued 76,416 shares of common stock at a weighted average exercise price of $4.35 per share upon the exercise of option grants.

During January 2015, the Company completed a public offering of 6,037,500 shares of common stock, at a price of $24.50 per share, resulting in net proceeds to the Company of approximately $138.8 million after deducting underwriting discounts, commissions and expenses of approximately $9.1 million.

The following table presents common stock reserved for future issuance for the following equity instruments as of June 30, 2016:

Warrants to purchase common stock	94,912
Options:
Outstanding under the 2006 Stock Plan	457,602
Outstanding under the 2011 Equity Incentive Plan	3,045,946
Available for future grants under the 2011 Equity Incentive Plan	3,249,792
Total common stock reserved for future issuance	6,848,252

8. Stock Option Plans

The Company adopted the 2006 Stock Plan in January 2006 (the “2006 Plan”). The 2006 Plan provided for the granting of incentive share options, nonqualified share options and restricted shares to Company employees, representatives and consultants. As of June 30, 2016, there were options for an aggregate of 457,602 shares issued and outstanding under the 2006 Plan.

The Company’s board of directors and stockholders adopted the 2011 Equity Incentive Plan in October 2011 (the “2011 Plan”), which, as amended, authorizes the issuance of up to 6,601,735 shares under the 2011 Plan, and provides for an automatic annual increase in the number of shares of common stock reserved for issuance thereunder in the amount of 4% of the shares of common stock outstanding on December 31 of the preceding year. As of June 30, 2016, there were 3,249,792 options available under the 2011 Plan for future grant.

Upon adoption of the 2011 Plan, the Company eliminated the authorization for any unissued shares previously reserved under the Company’s 2006 Plan. The stock awards previously issued under the 2006 Plan remain in effect in accordance with the terms of the 2006 Plan.

The following table summarizes the Company’s 2006 and 2011 Plan activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value (1)
Outstanding - December 31, 2015	2,813,765	$12.80
Granted	799,033	28.13
Exercised	(76,416)	4.35
Forfeited	(29,527)	26.02
Expired	(3,307)	23.81
Outstanding - June 30, 2016	3,503,548	16.36	7.42	$17,313,244
Exercisable - June 30, 2016	2,116,552	11.15	6.46	$15,981,520
Vested and expected to vest at June 30, 2016 (2)	3,412,609	$16.12	7.38	$17,258,511

(1)	Intrinsic value is the excess of the fair value of the underlying common shares as of June 30, 2016 over the weighted-average exercise price.
(2)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.

The following table summarizes certain information about all options outstanding as of June 30, 2016:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Remaining Contractual Term (in years)
$2.09 - $2.47	457,602	3.52	457,602	4.65
$6.63 - $7.86	850,217	6.31	833,779	6.36
$8.70 - $13.71	660,021	7.64	385,917	7.53
$15.69 - $19.25	174,250	9.72	-	-
$23.51 - $43.43	1,361,458	9.03	439,254	8.80
	3,503,548		2,116,552

During the three-month periods ended June 30, 2016 and 2015, the Company recorded $2.7 million and $1.4 million in share-based compensation expense, respectively.  During the six-month periods ended June 30, 2016 and 2015, the Company recorded $5.0 million and $2.9 million in share-based compensation expense, respectively. As of June 30, 2016, approximately $19.4 million of total unrecognized compensation cost related to unvested share options is expected to be recognized over a weighted-average period of 2.84 years.

9. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2016 as the Company incurred losses for the six-month period ended June 30, 2016 and is forecasting additional losses through the fourth quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2016. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Warrants outstanding	94,912	155,221	94,912	155,221
Stock options outstanding	3,491,764	2,967,029	3,472,815	2,983,939
	3,586,676	3,122,250	3,567,727	3,139,160

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

Overview

We are a clinical-stage pharmaceutical company focused on developing differentiated antibiotics for the acute care and community settings to meet critical medical needs in the treatment of bacterial infectious diseases, particularly respiratory tract infections and acute and chronic staphylococcal infections. Our lead product, solithromycin, has completed two Phase 3 clinical trials, for which topline results were reported in January and October 2015. Additionally, we are enrolling a Phase 1B clinical trial, as well as a Phase 2/3 registrational trial, for solithromycin with pediatric patients. We are developing solithromycin in oral capsules, intravenous, or IV, and suspension formulations, initially for the treatment of community acquired bacterial pneumonia, or CABP, one of the most serious infections of the respiratory tract, for which we recently completed a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA in the second quarter of 2016. We also completed our submission of the Marketing Authorization Application, or MAA, for solithromycin to the European Medicines Agency, or EMA, for the treatment of CABP.  The MAA is for the IV and oral capsule formulations.  Solithromycin is a potent new fourth generation macrolide and the first fluoroketolide in clinical development. We also are conducting a Phase 3 trial of solithromycin in uncomplicated gonorrhea.  In September 2015, we began exploring solithromycin’s anti-inflammatory properties by initiating Phase 2 studies of solithromycin treating chronic obstructive pulmonary disease, or COPD, and nonalcoholic steatohepatitis, or NASH patients. Our second program is Taksta, which we are developing exclusively in the U.S. as an oral treatment for acute bacterial skin and skin structure infections, or ABSSSI, and refractory bone and joint infections caused by staphylococci, including S. aureus and methicillin-resistant S. aureus, or MRSA. Based on our discussions with the FDA in 2015, we are conducting a Phase 3 trial for the treatment of ABSSSI that we began in November 2015 as well as a refractory bone and joint infection study that we began in March 2016.

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

The agreement is a cost plus fixed fee development contract, with a base performance segment valued at approximately $18.7 million with contract modifications, and four option work segments that BARDA may request at its sole discretion pursuant to the agreement. If all four option segments are requested, the cumulative value of the agreement, as amended to date, would be approximately $60.2 million. Three of the options are cost plus fixed fee arrangements and one option is a cost sharing arrangement without fixed fee, for which the Company is responsible for a designated portion of the costs associated with that work segment. The estimated period of performance for the base performance segment was May 24, 2013 through February 29, 2016. BARDA exercised the second option in November 2014. The value of the second option work segment is approximately $16.0 million and the estimated period of performance is November 14, 2014 through November 30, 2016. If all option segments are requested, this estimated period of performance would be extended until approximately May 23, 2018.

On February 29, 2016, we entered into an amendment to our agreement with BARDA for the evaluation and development of our lead product candidate solithromycin for the treatment of bacterial infections in pediatric populations and infections caused by bioterror threat pathogens, specifically anthrax and tularemia. The amendment evidences the authorization by BARDA of a third option work segment of the agreement. The value of this option work segment is approximately $25.5 million, which is intended to fund a Phase 2/3 study of intravenous, oral capsule and oral suspension formulations of solithromycin in pediatric patients from newborn to 17 years with community acquired bacterial pneumonia. The estimated period of performance for this option work segment is February 29, 2016 through May 23, 2018. This option is a cost sharing arrangement for which we will be responsible for an additional designated portion of the costs associated with the work segment.

Under the agreement, we are reimbursed and recognize revenue as allowable costs are incurred plus a portion of the fixed-fee earned, excluding the cost sharing option segment. We consider fixed-fees under cost reimbursable agreements to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated agreement costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed. Since inception of the agreement through June 30, 2016, we have recognized $31.6 million in revenue under this agreement.

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

Following execution of the agreement, we received a $10.0 million upfront payment from Toyama. Toyama is also obligated to pay us up to an aggregate of $60.0 million in milestone payments, depending on the achievement of various regulatory, patent, development and commercial milestones. The first of these milestones was achieved in the third quarter of 2014 for which we received a payment of $10.0 million from Toyama.  The second $10.0 million milestone was recognized in the first quarter of 2015 which is based on the Japan Patent Office issuing a Decision of Allowance for our patent covering certain crystal forms of solithromycin in Japan.  We received payment for the second milestone in April 2015.  Under the terms of the license agreement, Toyama must also pay us a royalty equal to a low-to-high first double decimal digit percentage of net sales, subject to downward adjustment in certain circumstances. Cumulatively, through June 30, 2016, we have recognized $18.7 million in revenue under this agreement with the remaining $11.3 million received being recorded as deferred revenue.  Substantially all of this deferred revenue would be recognized upon FDA approval of solithromycin in the United States.

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

In January 2016, we entered into a supply agreement with FUJIFILM Finechemicals Co., Ltd., or FFFC, which is intended to provide us with solithromycin in sufficient quantities and at reasonable prices to ensure we meet our obligation to Toyama under the supply agreement. We are subject to a minimum purchase obligation for a designated number of years after the successful completion of a manufacturing facility to be built and validation studies to be conducted by FFFC. The price of each shipment of solithromycin will be equal to the total number of kilograms in such shipment multiplied by the per-kilogram transfer price as set forth in the agreement. We are not precluded from developing one or more alternative or additional sources of solithromycin. The agreement’s initial term runs until December 16, 2025. After the end of the initial term, and at the end of each year thereafter, the term will automatically extend for an additional year unless either party gives written notice to the other of its intent to terminate within a designated period of time prior to the expiration of the term, in which case the agreement will terminate at the end of such term. The parties may at any time terminate the agreement by mutual written consent. Each party has the right to terminate the agreement immediately if there is a product failure, the other party becomes involved in bankruptcy, insolvency or similar proceedings or materially breaches the agreement and such breach remains uncured for a period of time following notice of the breach. A violation by us of the minimum purchase obligation is considered a material breach. A product failure is not considered a material breach by us.  We have the right to terminate the agreement upon written notice if there is a supply failure. We also may terminate in the event that FFFC cannot provide us with solithromycin for more than a designated period of time. Upon termination, any unfulfilled binding portion of the forecast must be delivered by FFFC and paid for by us. We also may elect to purchase the remaining inventory of FFFC’s solithromycin and any remaining raw materials. If FFFC terminates the agreement for a material breach by us and, prior to such termination, (i) FFFC has constructed a facility in Japan for the primary purpose of manufacturing API for us under the agreement and (ii) such facility is completed and fully operational and qualified for the manufacture of API for delivery thereunder, then, except to the extent otherwise agreed to by the parties, we will pay FFFC an amount equal to (a) the remaining book value of the facility less (b) the product of the number of kilograms of API ordered by us under the agreement prior to such termination times a designated dollar amount, provided that if the total direct costs incurred by FFFC in the construction of the facility, net of any tax credits, tax refunds, government subsidies, or similar financial, monetary, or in-kind benefits provided by any governmental agency or authority, do not equal or exceed a designated dollar amount, then the remaining book value will be reduced by a pro rata amount, based on ratios set forth in the agreement, and (z) no amount will be payable if the agreement terminates after December 31, 2025; provided, however, that if FFFC manufactures any product or performs any activities (other than the manufacture of API for us under the agreement) in, by, or using the facility prior to such termination and makes any profit thereby, the total amount of such profits will be subtracted from the total payment amount due from us to FFFC.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Direct research and development expense by program:
Solithromycin	$8,016	$20,203	$23,907	$43,507
Taksta	3,249	240	5,293	290
Macrolide research	454	52	1,461	174
Research and development personnel cost	4,066	2,890	8,286	5,290
Total direct research and development expense	15,785	23,385	38,947	49,261
Indirect research and development expense	233	291	600	532
Total research and development expense	$16,018	$23,676	$39,547	$49,793

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

We have completed two pivotal trials for solithromycin, including one with oral solithromycin and one with IV solithromycin progressing to oral solithromycin. We are also conducting a Phase 3 trial for solithromycin in patients with uncomplicated gonorrhea.

We are also conducting a Phase 3 trial for the treatment of ABSSSI and a refractory bone and joint infection study to determine Taksta’s safety and efficacy as a long-term suppressive therapy of refractory bone and joint infections, including PJI.

We expect research and development expense in the second half of 2016 will be similar to research and development expense in the first half of 2016, excluding the manufacturing of commercial product in support of product launch and the potential payment of any milestones tied to FDA approval of solithromycin for CABP. If approved by the FDA, we will owe a milestone payment of $9.5 million through our licensing agreement with Optimer Pharmaceuticals, Inc.  In 2017, unless we add new compounds to our clinical pipeline, we expect research and development expenses to decline.

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

We expect that our general and administrative expenses will continue to increase with the continued development of and in preparation for commercialization of our product candidates. Specifically, we anticipate general and administrative expenses to increase on a quarterly basis throughout 2016 as we further expand our commercial team, conduct market research and develop marketing programs and begin to build out our sales infrastructure.  We also believe that these increases will likely include increased costs related to the hiring of additional personnel and increased fees for outside consultants, lawyers and accountants. We also expect to incur significant costs to comply with corporate governance, internal controls, information technology and similar requirements applicable to public companies.

Other Income (Expense), Net

Interest income consists of interest earned on our cash and equivalents.

Interest expense consists of interest incurred on the loan and security agreement with Hercules Technology Growth Capital, Inc. (“December 2011 Note”), which was paid in full in July 2015, using the proceeds from the loan and security agreement with Comerica Bank (“July 2015 Note”), which was entered into in July 2015.

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

Results of Operations

The following table summarizes the results of our operations for each of three and six-month periods ended June 30, 2016 and 2015, together with the changes in those items in dollars:

	Three Months Ended June 30,		Dollar	Six Months Ended June 30,		Dollar
	2016	2015	Change	2016	2015	Change
	(In thousands)			(In thousands)
Revenue
Contract research	$3,420	$3,171	$249	$6,099	$5,247	$852
License	-	-	-	-	10,000	(10,000)
Supply	-	1,883	(1,883)	-	3,770	(3,770)
Total revenue	3,420	5,054	(1,634)	6,099	19,017	(12,918)

Research and development expense (1)	16,018	23,676	(7,658)	39,547	49,793	(10,246)
General and administrative expense (1)	11,988	5,732	6,256	20,312	10,382	9,930
Other expense, net	(219)	(615)	396	(451)	(1,228)	777

(1) Includes the following share-based compensation expenses:
Research and development expense	$982	$475	$507	$1,722	$924	$798
General and administrative expense	1,693	951	742	3,318	1,938	1,380

Comparison of the Three Months Ended June 30, 2016 and June 30, 2015

Contract revenue

For the three months ended June 30, 2016, contract research revenue increased $0.2 million compared to the three months ended June 30, 2015 due to increased activity in the second option period and the commencement of the third option period of the BARDA contract.  We expect contract research revenue to continue to increase as activity increases in the third option period of the BARDA contract.

Supply revenue

For the three months ended June 30, 2016, supply revenue decreased $1.9 million compared to the three months ended June 30, 2015, as no shipments to Toyama have occurred in 2016.

Research and Development Expense

For the three months ended June 30, 2016, our research and development expense decreased $7.7 million compared to the three months ended June 30, 2015. The decrease is primarily related to the following:

•	a decrease in solithromycin clinical trial expenses of $10.6 million related to completion of the IV-to-Oral Phase 3 clinical trial;
•	a decrease of $1.0 million in purchases of API for Toyama’s clinical trials in Japan;
•	a decrease of $2.1 million in the purchase of API ordered for commercial quantities in preparation for the planned commercial launch of solithromycin;
•	an increase in regulatory expenses of $0.6 million as we prepare for filing the NDA for solithromycin for CABP;
•	an increase in Taksta clinical trial expenses of $3.1 million primarily related to the ongoing Phase 3 ABSSSI trial and the ongoing refractory bone and joint study;
•	an increase in employee cost of $1.2 million primarily from increased headcount;
•	an increase in BARDA related expenses of $0.7 million as developmental activity increases; and
•	an increase of $0.4 million in expenses related to research for other potential indications of solithromycin.

General and Administrative Expense

General and administrative expense increased by $6.3 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  The increase is primarily related to the following:

•	an increase in employee cost of $2.7 million primarily from increased headcount;
•	an increase in professional service expenses of $3.1 million primarily related to our commercial readiness activities for the planned commercial launch;
•	an increase in conference and travel fees of $0.5 million related to our commercial readiness activities for the planned commercial launch.

Other Income (Expense), Net

Other expense decreased by $0.4 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to an increased balance and a higher rate of return on cash equivalents, as well as a lower interest rate on the July 2015 Note compared to the December 2011 Note.

Comparison of the Six Months Ended June 30, 2016 and June 30, 2015

Contract revenue

For the six months ended June 30, 2016, contract research revenue increased approximately $0.9 million compared to the six months ended June 30, 2015 due to increased activity in the second option period and the commencement of the third option period of the BARDA contract.  We expect contract research revenue to continue to increase as activity increases in the third option period of the BARDA contract.

License revenue

For the six months ended June 30, 2016, license revenue decreased $10.0 million compared to the six months ended June 30, 2015.  During the six months ended June 30, 2015, we received a $10.0 million payment from Toyama based on the Japan Patent Office issuing a Decision of Allowance for our patent covering certain crystal forms of solithromycin in Japan.  No such payments have been received thus far in 2016.

Supply revenue

For the six months ended June 30, 2016, supply revenue decreased $3.8 million compared to the six months ended June 30, 2015, as no shipments to Toyama have occurred in 2016.

Research and Development Expense

For the six months ended June 30, 2016, our research and development expense decreased $10.2 million compared to the six months ended June 30, 2015. The decrease is primarily related to the following:

•	a decrease in solithromycin clinical trial expenses of $18.7 million related to completion of the IV-to-Oral Phase 3 clinical trial;
•	a decrease of $2.9 million in purchases of API for Toyama’s clinical trials in Japan;
•	a decrease of $6.2 million in the purchase of API ordered for commercial quantities in preparation for the planned commercial launch of solithromycin;
•	an increase in regulatory expenses of $7.1 million for the preparation and submission of the NDA for solithromycin for CABP;
•	an increase in Taksta clinical trial expenses of $4.9 million primarily related to the ongoing Phase 3 ABSSSI trial and the ongoing refractory bone and joint study;
•	an increase in employee cost of $3.0 million primarily from increased headcount;
•	an increase in BARDA related expenses of $1.3 million as developmental activity increases; and
•	an increase of $1.3 million in expenses related to research for other potential indications of solithromycin.

General and Administrative Expense

General and administrative expense increased by $9.9 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  The increase is primarily related to the following:

•	an increased in employee cost of $4.6 million primarily from increased headcount;
•	an increase in professional service expenses of $4.6 million primarily related to our commercial readiness activities for the planned commercial launch;
•	an increase in franchise tax expense of $0.4 million;
•	an increase in conference and travel fees of $0.3 million related to our commercial readiness activities for the planned commercial launch.

Other Income (Expense), Net

Other expense decreased by $0.8 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to an increased balance and a higher rate of return on cash equivalents, as well as a lower interest rate on the July 2015 Note compared to the December 2011 Note.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in November 2005 through June 30, 2016, we have funded our operations primarily with an aggregate of $588.5 million from debt and the sale of convertible notes, convertible preferred shares, common shares and common stock, including net proceeds of $93.8 million from our January 2016 public offering and $45.8 million from the at-the-market (“ATM”) sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”). As of June 30, 2016, we had cash and equivalents of approximately $250.7 million.  In July 2016, we sold an additional 1,637,726 shares of common stock under the Sales Agreement resulting in net proceeds of $29.2 million.  In the aggregate, through July 2016 we have sold 4,140,307 shares of common stock under the Sales Agreement resulting in net proceeds of $75.0 million.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$(41,854)	$(37,305)
Investing activities	(9)	(46)
Financing activities	138,842	140,646
Net increase in cash and equivalents	$96,979	$103,295

Operating Activities. Cash used in operating activities of $41.9 million for the six months ended June 30, 2016 was primarily a result of our $54.2 million net loss offset by changes in operating assets and liabilities of $7.2 million and non-cash items of $5.1 million. Cash used in operating activities of $37.3 million for the six months ended June 30, 2015 was primarily a result of our $42.4 million net loss offset by changes in operating assets and liabilities of $1.8 million and non-cash items of $3.3 million.

Investing Activities. Net cash used in investing activities was $9,000 and $46,000 for the six months ended June 30, 2016 and 2015, respectively related to purchases of equipment.

Financing Activities. Net cash provided by financing activities of $138.8 million for the six months ended June 30, 2016 consisted of net proceeds of $93.8 million from the January 2016 public offering of common stock, $0.3 million of proceeds from the exercise of stock options and $45.8 million from the ATM Sales Agreement as reduced by less $1.1 million in payment of long-term debt. Net cash provided by financing activities was $140.6 million for the six months ended June 30, 2015 and consisted of net proceeds of $138.8 million from proceeds from the January 2015 public offering of common stock, $2.2 million of proceeds from the exercise of stock options less $0.4 million in payment of long-term debt.

Funding Requirements

To date, we have not generated any product revenue from our clinical stage product candidates or from any other source. We do not know when, or if, we will generate any product revenue. We do not expect to generate product revenue unless and until we obtain marketing approval of and commercialize solithromycin and/or Taksta or any of our other product candidates. At the same time, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval of and engage in commercial readiness activities for, solithromycin and Taksta and our other product candidates. In addition, subject to obtaining regulatory approval of any of our product candidates, including solithromycin for CABP, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We will need substantial additional funding in connection with our continuing operations.

Based on current assumptions, we expect that our existing cash and equivalents, including the proceeds of the January 2016 offering and the ATM program, will enable us to fund our operating expenses and capital expenditure through 2017, including the completion of our Phase 3 trial for solithromycin for the treatment of gonorrhea, and the cost of preparing for and the launch of solithromycin in the U.S. This projection does not include any funds from future financings or partnerships beyond the Toyama relationship and the BARDA contract. We will need to obtain additional financing for the continued development of solithromycin and Taksta and our other product candidates and to support the ongoing commercialization of solithromycin and any of our other product candidates. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates.

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

Until we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We do not anticipate any substantial product revenue until we launch solithromycin in the U.S., assuming approval of our NDA for the treatment for CABP. Assuming FDA approval, we do not expect to be able to launch solithromycin for CABP until sometime in 2017 at the earliest.  The FDA PDUFA dates for our applications are December 27 (Oral) and December 28 (IV), 2016, assuming there are no unexpected developments with our applications. We do not have any committed external source of funds except for the potential $10.0 million revolver available under the Comerica loan we entered into in July 2015, which will be available to us in the event of approval of our NDA for solithromycin for CABP.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of any securities may include liquidation or other preferences that adversely affect our stockholders’ rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or declaring dividends, such as those imposed under the Comerica loan. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

We plan to sell solithromycin in the U.S. through our own specialty sales and marketing teams that will focus on the continuum of care for CABP focused in the outpatient setting primarily on emergency rooms, urgent care centers, outpatient clinics and other high CABP antibiotic prescribing physician offices and in the hospital focused primarily on key academic medical centers and teaching hospitals with significant influence in a given geography.  Currently, we expect to build an antibiotic specialty sales force of between 200 and 300 representatives to be able to address the high prescribing centers we have identified as our primary target.  According to data we have generated, these high prescribers represent approximately 4% of the prescribers writing prescriptions for azithromycin and levofloxacin to treat CABP, and are responsible for approximately 40% of such prescriptions annually.  We believe solithromycin represents an attractive commercialization opportunity outside the U.S. As with our current development arrangement with Toyama for the commercialization of solithromycin in Japan, we intend to seek one or more commercialization partners for foreign markets.  In the meantime, we expect to be responding to the FDA and EMA on our submitted new drug application for solithromycin as a treatment for CABP in both the U.S. and Europe, and are continuing our commercial readiness activities to prepare for the commercial launch of solithromycin in the U.S.  We will need additional financing to support the ongoing commercialization of solithromycin, any development for other indications for solithromycin, as well as to continue development activities to obtain regulatory approval of and to commercialize Taksta.  We plan, as noted, to seek partners as well as equity or debt financings or other sources of third-party funding, including government grants to support the continued development and commercialization of solithromycin, Taksta and our other products candidates. If we are unable to raise additional funds when needed, whether on favorable terms or not, we may be required to delay, limit, reduce or terminate our development of our product candidates, or our commercialization efforts, or to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

During the six months ended June 30, 2016, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those specified in our 2015 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers.  This new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP.  The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance.  This guidance, as amended by ASU 2015-14, is effective for fiscal years and interim periods within those years beginning after December 15, 2017, which is effective for the Company for the year ending December 31, 2018.  In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations.  In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies an entity’s identification of its performance obligations in a contract.  The update also clarifies the guidance regarding an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time.  In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which amends the guidance in the new revenue standard on collectability, non-cash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard.  We are currently evaluating the impact that the implementation of these standards will have on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation.  The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We are currently evaluating the impact that the implementation of this standard will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the quarter ended June 30, 2016. For additional information regarding market risk, refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2015 Annual Report on Form 10-K.

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

CEMPRA, INC.

Dated: August 1, 2016	By:	/s/ Prabhavathi Fernandes, Ph.D.
Prabhavathi Fernandes, Ph.D.
President and Chief Executive Officer

Dated: August 1, 2016	By:	/s/ Mark W. Hahn
Mark W. Hahn
Chief Financial Officer

Dated: August 1, 2016	By:	/s/ Shane M. Barton
Shane M. Barton
Chief Accounting Officer