Form 10-Q
period 2016-09-30
CEMPRA, INC.
filed 2016-10-27
CIK 1461993

Jc

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 24, 2016 there were 52,381,530 shares of the registrant’s common stock, $0.001 par value, outstanding.

CEMPRA, INC.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CEMPRA, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2016	2015

Assets
Current assets
Cash and equivalents	$248,917	$153,765
Receivables	4,531	7,639
Prepaid expenses	792	573
Total current assets	254,240	161,977
Furniture, fixtures and equipment, net	59	90
Deposits	146	73
Total assets	$254,445	$162,140
Liabilities
Current liabilities
Accounts payable	$12,531	$9,635
Accrued expenses	2,090	1,475
Accrued payroll and benefits	3,679	2,337
Current portion of long-term debt	6,667	4,444
Total current liabilities	24,967	17,891
Deferred revenue	11,326	11,326
Long-term debt	10,300	15,258
Total liabilities	46,593	44,475
Commitments and contingencies
Shareholders' Equity
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2016 and December 31, 2015	-	-
Common stock; $.001 par value; 80,000,000 shares authorized; 52,381,530 and 43,990,751 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	52	44
Additional paid-in capital	613,345	436,643
Accumulated deficit	(405,545)	(319,022)
Total shareholders’ equity	207,852	117,665
Total liabilities and shareholders’ equity	$254,445	$162,140

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue
Contract research	$3,972	$2,497	$10,071	$7,744
License	-	-	-	10,000
Supply	-	-	-	3,770
Total revenue	3,972	2,497	10,071	21,514
Operating expenses
Research and development	21,096	23,541	60,643	73,334
General and administrative	15,021	5,848	35,333	16,230
Total operating expenses	36,117	29,389	95,976	89,564
Loss from operations	(32,145)	(26,892)	(85,905)	(68,050)
Other income (expense)
Interest income	128	-	330	4
Interest expense	(295)	(679)	(948)	(1,910)
Other income (expense), net	(167)	(679)	(618)	(1,906)
Net loss and comprehensive loss	$(32,312)	$(27,571)	$(86,523)	$(69,956)
Basic and diluted net loss attributable to common shareholders per share	$(0.62)	$(0.63)	$(1.74)	$(1.61)
Basic and diluted weighted average shares outstanding	52,072,536	43,910,908	49,616,785	43,427,114

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015

Operating activities
Net loss	$(86,523)	$(69,956)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	40	54
Share-based compensation	7,518	4,427
Amortization of debt issuance costs	44	405
Loss on extinguishment of debt	-	153
Changes in operating assets and liabilities
Receivables	3,108	(748)
Prepaid expenses	(219)	2,012
Deposits	(73)	288
Accounts payable	2,896	3,025
Accrued expenses	615	468
Accrued payroll and benefits	1,342	360
Net cash used in operating activities	(71,252)	(59,512)
Investing activities
Purchases of furniture, fixtures and equipment	(9)	(46)
Net cash used in investing activities	(9)	(46)
Financing activities
Proceeds from borrowing on long-term debt	-	20,000
Payment of long-term debt	(2,779)	(18,995)
Payment of debt issuance costs	-	(327)
Proceeds from exercise of stock options and warrants	364	2,953
Proceeds from issuance of common stock, net of underwriting discounts	169,112	139,044
Payment of offering costs	(284)	(213)
Net cash provided by financing activities	166,413	142,462
Net change in cash and equivalents	95,152	82,904
Cash and equivalents at beginning of the period	153,765	99,113
Cash and equivalents at end of the period	$248,917	$182,017
Supplemental cash flow information
Cash paid for interest	$916	$1,226

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

September 30, 2016

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

Unaudited Interim Financial Data

The accompanying interim consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2015 contained in the Company’s Annual Report on Form 10-K. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the Company’s financial position as of September 30, 2016 and the results of operations and cash flows for the three and nine months ended September 30, 2016 and 2015. The December 31, 2015 consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures including notes required by U.S. GAAP for complete financial statements.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers.  This new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP.  The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance.  This guidance, as amended by ASU 2015-14, is effective for fiscal years and interim periods within those years beginning after December 15, 2017, which is effective for the Company for the year ending December 31, 2018.  In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations.  In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies an entity’s identification of its performance obligations in a contract.  The update also clarifies the guidance regarding an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time.  In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which amends the guidance in the new revenue standard on collectability, non-cash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard.  These pronouncements have the same effective date as the new revenue standard.

Due to the potential launch in 2017 of solithromycin for the treatment of community acquired bacterial pneumonia, the Company anticipates early adoption of the new revenue recognition guidance effective January 1, 2017.  The Company’s ability to early adopt is dependent on system readiness and the evaluation of potential impacts on current revenue streams.  The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s consolidated financial statements.  The Company plans to complete this analysis by the end of the 2016 calendar year.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern.  The guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The standard will be effective for the year ending December 31, 2016, with early adoption permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.  ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.  This new guidance is effective for fiscal years beginning after December 15, 2017.  The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s consolidated financial statements.

3. Fair Value of Financial Instruments

The carrying values of cash and equivalents, receivables, prepaid expenses, and accounts payable at September 30, 2016 approximated their fair values due to the short-term nature of these items.

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

At September 30, 2016 and December 31, 2015, the Company held money market funds classified as Level 1 financial instruments of $243.3 million and $129.0 million, respectively.  The Term Loan (defined and discussed in Note 6), which is classified as a Level 2 liability, has a variable interest rate and, accordingly, its carrying value approximates its fair value.  At September 30, 2016, the carrying value was $17.0 million.  There were no transfers between levels of the fair value hierarchy for any assets or liabilities measured at fair value in the nine months ended September 30, 2016.

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

Under the terms of the agreement, the Company is also required to pay additional fees on royalties, sublicensing and milestone payments if the Company, an affiliate with the Company, or a sub licensee challenges the validity or enforceability of any of the patents licensed under the agreement. Such increased payments would be required until all patent claims subject to challenge are invalidated in the particular country where such challenge was mounted.  In December 2014, the Company paid a $0.2 million milestone payment to TSRI in relation to license and milestone payments received under the license agreement with Toyama (discussed below).

The term of the license agreement (and the period during which the Company must pay royalties to TSRI in a particular country for a particular product) will end, on a country-by-country and product-by-product basis, at such time as no patent rights licensed from TSRI cover a particular product in the particular country.

TSRI may terminate the agreement in the event (i) the Company fails to cure any non-payment or default on its indemnity or insurance obligations, (ii) the Company declares insolvency or bankruptcy, (iii) the Company is convicted of a felony relating to the development, manufacture, use, marketing, distribution or sale of any products licensed under the agreement, (iv) the Company fails to cure any underreporting or underpayment by a certain amount in any 12-month period, or (v) the Company fails to cure any default on any other obligation under the agreement. The Company may terminate the agreement with or without cause upon written notice. In the event of such termination, (i) all licenses granted to the Company will terminate except in the case of any sublicensee that was not the cause of the termination, is not in default on its obligations under its sublicense, and that pays any unpaid amounts owed by the Company under the agreement with respect to the sublicense, and (ii) the Company may complete any work in progress and sell any completed inventory on hand for a period of time after termination.

Biomedical Advanced Research and Development Authority

In May 2013, the Company entered into an agreement with BARDA, for the evaluation and development of the Company’s lead product candidate solithromycin for the treatment of bacterial infections in pediatric populations and infections caused by bioterror threat pathogens.

The agreement is a cost plus fixed fee development contract, with a base performance segment valued at approximately $18.7 million with contract modifications, and four option work segments that BARDA may request at its sole discretion pursuant to the agreement. If all four option segments are requested, the cumulative value of the agreement, as amended to date, would be approximately $68.2 million. Three of the options are cost plus fixed fee arrangements and one option is a cost sharing arrangement without fixed fee, for which the Company is responsible for a designated portion of the costs associated with that work segment. If all option segments are requested, this estimated period of performance would be extended until approximately May 23, 2018.

The estimated period of performance for the base performance segment was May 24, 2013 through February 29, 2016.  BARDA exercised the second option in November 2014.  The value of the second option work segment is approximately $16.0 million and the estimated period of performance is November 14, 2014 through November 30, 2016.

On February 29, 2016, the Company entered into an amendment to its existing agreement with BARDA, for the evaluation and development of its lead product candidate solithromycin for the treatment of bacterial infections in pediatric populations and infections caused by bioterror threat pathogens, specifically anthrax and tularemia. The amendment evidences the authorization by BARDA of a third option work segment of the agreement. The value of this option work segment is approximately $25.5 million, which is intended to fund a Phase 2/3 study of intravenous, oral capsule and oral suspension formulations of solithromycin in pediatric patients from newborn to 17 years with community acquired bacterial pneumonia. The estimated period of performance for this option work segment is February 29, 2016 through May 23, 2018. This option is a cost sharing arrangement for which the Company will be responsible for an additional designated portion of the costs associated with the work segment.  In September 2016, the contract was modified to increase the third option work segment by $8.0 million for increased manufacturing work related to the development of a second supply source for solithromycin. The amendment raises the value of the third option work segment to approximately $33.5 million.  The estimated period of performance remains as running through May 23, 2018.

Under the agreement, the Company is reimbursed and recognizes revenue as allowable costs are incurred plus a portion of the fixed-fee earned, excluding the cost sharing option segment. The Company considers fixed-fees under cost reimbursable agreements to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated agreement costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed. Since inception of the agreement through September 30, 2016, the Company has recognized $35.6 million in revenue under this agreement.

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

Toyama Chemical Co., Ltd.

In May 2013, Cempra Pharmaceuticals, Inc., the Company’s wholly owned subsidiary, entered into a license agreement with Toyama Chemical Co., Ltd. (“Toyama”), whereby the Company licensed to Toyama the exclusive right, with the right to sublicense, to make, use and sell any product in Japan that incorporates solithromycin, the Company’s lead compound, as its sole active pharmaceutical ingredient (“API”) for human therapeutic uses, other than for ophthalmic indications or any condition, disease or affliction of the ophthalmic tissues. Toyama also has a nonexclusive license in Japan and certain other countries, with the right to sublicense, to manufacture or have manufactured API for solithromycin for use in manufacturing such products, subject to limitations and obligations of the concurrently executed supply agreement discussed below. Toyama granted the Company certain rights to intellectual property generated by Toyama under the license agreement with respect to solithromycin or licensed products for use with such products outside Japan or with other solithromycin-based products inside or outside Japan.

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

As part of the license agreement, Toyama and the Company also entered into a supply agreement, whereby the Company will be the exclusive supplier (with certain limitations) to Toyama and its sublicensees of API for solithromycin for use in licensed products in Japan, as well as the exclusive supplier to Toyama and its sublicensees of finished forms of solithromycin to be used in Phase 1 and Phase 2 clinical trials in Japan. Pursuant to the supply agreement, which is an exhibit to the license agreement, Toyama will pay the Company for such clinical supply of finished product and all supplies of API for solithromycin for any purpose, other than the manufacture of products for commercial sale in Japan, at prices equal to the Company’s cost. All API for solithromycin supplied by the Company to Toyama for use in the manufacture of finished product for commercial sale in Japan will be ordered from the Company at prices determined by the Company’s manufacturing costs, and which may, depending on such costs, equal, exceed, or be less than such costs. Either party may terminate the supply agreement for uncured material breach or insolvency of the other party, with Toyama’s right to terminate for the Company’s breach subject to certain further conditions in the case of the Company’s failure to supply API for solithromycin or clinical supply, but otherwise the supply agreement will continue until the expiration or termination of the license agreement.  Since inception of the agreement through September 30, 2016, the Company has recognized $6.1 million in revenue under this agreement.

The Company has determined that there are six deliverables under this agreement including (1) the license to develop and commercialize solithromycin in Japan, (2) the obligation of the Company to conduct Phase 3 studies and obtain regulatory approval in the United States and one other territory, (3) participation in a Joint Development Committee (“JDC”) (4) participation in a Joint Commercialization Committee (“JCC”) (5) the right to use the Company’s trademark, and (6) a supply agreement. The amounts received under the license agreement have been allocated to the deliverables based on their relative fair values and will be recognized into income when the revenue recognition criteria have been achieved.

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

The Company recognized $4.3 million in revenue associated with the delivery of the license in May 2013.  Additionally, because the milestone event triggering the August 2014 Milestone payment was considered non-substantive for accounting purposes, this milestone payment is being recognized into revenue proportionately to the six deliverables in the agreement using the same allocation as the upfront payment.  Therefore, $4.3 million of the August 2014 Milestone payment was recognized into revenue in August 2014.  The  remainder of the upfront and milestone payments which aggregate to $11.3 million are recorded as deferred revenue at September 2016 and will be recognized as revenue when the revenue recognition criteria of each deliverable has been met.  The Company also recognized a $10.0 million milestone based on the Japan Patent Office issuing a Decision of Allowance for the Company’s patent covering certain crystal forms of solithromycin in Japan. The March 2015 milestone payment is considered substantive for accounting purposes, and therefore the $10.0 million milestone was recognized in its entirety as revenue in March 2015.

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

Macrolide Pharmaceuticals, Inc.

On January 29, 2016, Cempra Pharmaceuticals, Inc. entered into an Option and License Agreement with Macrolide Pharmaceuticals, Inc. (“MP”), pursuant to which MP granted the Company an exclusive option to license certain of MP’s patents and know-how involving macrolides, including specifically novel methods of synthesizing solithromycin (the “Compound”). Under the agreement, the Company will support research at MP focused on developing a novel, cost-competitive manufacturing approach to solithromycin. The option will run until the later to occur of (i) the earlier of (a) the date that the Company first obtains FDA approval for any product incorporating the Compound as an API, or (b) January 27, 2019, or (ii) the date that is six months after the earlier of (a) MP’s satisfaction of certain milestones, or (b) the Company’s termination of MP’s obligations under the evaluation program. Under the evaluation program called for in the agreement, MP will conduct research activities for the manufacture of the Compound, which activities the Company will evaluate to determine whether to exercise the option to license.

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

5. Receivables

Receivables consist of amounts billed and amounts earned but unbilled under the Company’s contract with BARDA. At September 30, 2016, the Company’s receivables consisted primarily of earned but unbilled receivables under the BARDA agreement.

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

The Company began the sale of ATM shares in May 2016. Through September 30, 2016, the Company sold 4,140,307 shares of common stock under the Sales Agreement resulting in net proceeds of $75.1 million after deducting commissions and expenses of $2.3 million.

During January 2016, the Company completed a public offering of 4,166,667 shares of common stock, at a price of $24.00 per share, resulting in net proceeds to the Company of approximately $93.8 million after deducting underwriting discounts and expenses of approximately $6.2 million.

During the first nine months of 2016, the Company issued 83,805 shares of common stock at a weighted average exercise price of $4.34 per share upon the exercise of option grants.

During January 2015, the Company completed a public offering of 6,037,500 shares of common stock, at a price of $24.50 per share, resulting in net proceeds to the Company of approximately $138.8 million after deducting underwriting discounts, commissions and expenses of approximately $9.1 million.

The following table presents common stock reserved for future issuance for the following equity instruments as of September 30, 2016:

Warrants to purchase common stock	94,912
Options:
Outstanding under the 2006 Stock Plan	451,525
Outstanding under the 2011 Equity Incentive Plan	3,219,998
Available for future grants under the 2011 Equity Incentive Plan	3,074,428
Total common stock reserved for future issuance	6,840,863

8. Stock Option Plans

The Company adopted the 2006 Stock Plan (the “2006 Plan”) in January 2006. The 2006 Plan provided for the granting of incentive share options, nonqualified share options and restricted shares to Company employees, representatives and consultants. As of September 30, 2016, there were options for an aggregate of 451,525 shares issued and outstanding under the 2006 Plan.

The Company’s board of directors and stockholders adopted the 2011 Equity Incentive Plan (the “2011 Plan”) in October 2011, which, as amended, authorizes the issuance of up to 6,601,735 shares under the 2011 Plan, and provides for an automatic annual increase in the number of shares of common stock reserved for issuance thereunder in the amount of 4% of the shares of common stock outstanding on December 31 of the preceding year. As of September 30, 2016, there were 3,074,428 options available under the 2011 Plan for future grant.

Upon adoption of the 2011 Plan, the Company eliminated the authorization for any unissued shares previously reserved under the Company’s 2006 Plan. The stock awards previously issued under the 2006 Plan remain in effect in accordance with the terms of the 2006 Plan.

The following table summarizes the Company’s 2006 and 2011 Plan activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value (1)
Outstanding - December 31, 2015	2,813,765	$12.80
Granted	998,158	26.88
Exercised	(83,805)	4.34
Forfeited	(53,225)	21.72
Expired	(3,370)	23.95
Outstanding - September 30, 2016	3,671,523	16.68	7.28	$34,064,353
Exercisable - September 30, 2016	2,259,658	12.07	6.32	$29,492,630
Vested and expected to vest at September 30, 2016 (2)	3,581,925	$16.47	7.24	$33,837,681

(1)	Intrinsic value is the excess of the fair value of the underlying common shares as of September 30, 2016 over the weighted-average exercise price.
(2)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.

The following table summarizes certain information about all options outstanding as of September 30, 2016:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Remaining Contractual Term (in years)
$2.09 - $2.47	451,525	3.27	451,525	3.27
$6.63 - $7.86	850,217	6.06	839,530	6.05
$8.70 - $13.71	643,438	7.20	421,118	7.10
$15.69 - $19.25	224,625	9.55	-	-
$22.11 - $43.43	1,501,718	8.87	547,485	8.63
	3,671,523		2,259,658

During the three-month periods ended September 30, 2016 and 2015, the Company recorded $2.5 million and $1.6 million in share-based compensation expense, respectively.  During the nine-month periods ended September 30, 2016 and 2015, the Company recorded $7.5 million and $4.4 million in share-based compensation expense, respectively. As of September 30, 2016, approximately $19.6 million of total unrecognized compensation cost related to unvested share options is expected to be recognized over a weighted-average period of 2.76 years.

9. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2016 as the Company incurred losses for the nine-month period ended September 30, 2016 and is forecasting additional losses through the fourth quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2016. Therefore, no federal or state income taxes are expected and none have been recorded at this time for the year ending December 31, 2016. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Warrants outstanding	94,912	125,246	94,912	145,119
Stock options outstanding	3,605,373	2,847,922	3,517,324	2,938,101
	3,700,285	2,973,168	3,612,236	3,083,220

11. Subsequent Events

In October 2016, the Company recognized the third $10.0 million milestone from Toyama (“October 2016 Milestone”), which was triggered by Toyama’s progress of solithromycin clinical development program in Japan.  The milestone relates to Toyama’s receipt of regulatory acceptance to begin a Phase 3 trial of solithromycin in Japan following successful completion of a Phase 2 trial.  The milestone event triggering the October 2016 Milestone was considered non-substantive for accounting purposes.  Therefore, the milestone is being recognized into revenue proportionately to the six deliverables in the agreement using the same allocation as the upfront payment.  An amount of $4.3 million of the October 2016 Milestone was recognized into revenue in October 2016.  The remainder is recorded as deferred revenue at October 2016 and will be recognized as revenue when the revenue recognition criteria of each deliverable has been met.

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

Overview

We are a clinical-stage pharmaceutical company focused on developing differentiated antibiotics for the acute care and community settings to meet critical medical needs in the treatment of bacterial infectious diseases, particularly respiratory tract infections and acute and chronic staphylococcal infections. Our lead product, solithromycin, has completed two Phase 3 clinical trials, for which topline results were reported in January and October 2015. Additionally, we are conducting a Phase 1B clinical trial, as well as a Phase 2/3 registrational trial, for solithromycin with pediatric patients. We are developing solithromycin in oral capsules, intravenous, or IV, and suspension formulations, initially for the treatment of community acquired bacterial pneumonia, or CABP, one of the most serious infections of the respiratory tract, for which we recently completed two new drug applications, or NDAs, to the U.S. Food and Drug Administration, or FDA, in the second quarter of 2016. We also completed our submission of the Marketing Authorization Application, or MAA, for solithromycin to the European Medicines Agency, or EMA, for the treatment of CABP.  The MAA is for the IV and oral capsule formulations.  Solithromycin is a potent new fourth generation macrolide and the first fluoroketolide in clinical development. We also are conducting a Phase 3 trial of solithromycin in uncomplicated gonorrhea.  In September 2015, we began exploring solithromycin’s anti-inflammatory properties by initiating Phase 2 studies of solithromycin treating chronic obstructive pulmonary disease, or COPD, and nonalcoholic steatohepatitis, or NASH patients. Our second program is Taksta, which we are developing exclusively in the U.S. as an oral treatment for acute bacterial skin and skin structure infections, or ABSSSI, and refractory bone and joint infections caused by staphylococci, including S. aureus and methicillin-resistant S. aureus, or MRSA. Based on our discussions with the FDA in 2015, we are conducting a Phase 3 trial for the treatment of ABSSSI that we began in November 2015 as well as a refractory bone and joint infection study that we began in March 2016.

On August 30, 2016, we announced that the FDA has scheduled a meeting of the Antimicrobial Drugs Advisory Committee on November 4, 2016 in Silver Spring, Maryland to discuss the safety and efficacy of solithromycin to treat CABP. We have conducted two pivotal Phase 3 global registration studies of solithromycin. The first study was conducted with solithromycin oral capsules, and the second study tested IV solithromycin progressing to oral solithromycin. Both Phase 3 studies met their primary endpoints that were aligned with FDA guidance. Solithromycin was granted qualified infectious diseases product, or QIDP, designation which entitled the NDAs to eight-month priority reviews, resulting in PDUFA dates of December 27, and December 28, 2016, respectively, for the oral and IV NDAs.

As part of the priority reviews, we made a rolling submission of the chemistry, manufacturing, and controls, or CMC, section of the NDAs beginning in January of 2016. In addition to evaluating the safety and efficacy of solithromycin, as is customary, the FDA is evaluating the CMC section of the solithromycin NDAs. Based on an import alert placed on a Wockhardt Limited, or Wockhardt, manufacturing facility in August 2016, several months after our NDA had been submitted and accepted for review by the FDA, Cempra began an active dialog with the FDA to determine if the active pharmaceutical ingredient, or API, produced at Wockhardt prior to the import alert was adequate for the NDA.

Based on an in person meeting held with the FDA in late October, we currently believe the FDA may not allow us to use API produced by Wockhardt for approval and commercial supply of solithromycin, and we are preparing to provide the FDA with data from API that we are manufacturing with another API supplier.

We believe that the FDA’s concerns with Wockhardt’s operations and facilities are related to the GMP quality systems at Wockhardt, and not specifically focused on Cempra’s product or processes.  Solithromycin API manufacturing at Wockhardt was closely supervised by our personnel and we continue to have confidence in the solithromycin manufacturing process and the quality of our drug product.

As disclosed previously, as part of our commercialization plans for the anticipated demand for solithromycin for the treatment of CABP we have been developing various additional supply sources for the API of solithromycin. This includes manufacturing activities at Uquifa in Cuernavaca, Mexico, which we began in the second quarter of 2014. Based on our recent discussions with the FDA, we have accelerated our API manufacturing activities with Uquifa.  We expect to provide data from Uquifa to the FDA over the next several months, which, if acceptable to the FDA, would allow us to launch solithromycin for the 2017-2018 influenza/pneumonia season.

Based on our discussions with the FDA, we believe their concerns are specific to Wockhardt rather than with any aspect of our API process and that providing satisfactory drug substance from Uquifa will address these concerns. The FDA could withhold or defer potential approval until they are satisfied that commercial supplies of solithromycin meet their CMC requirements.

Assuming FDA approval, we plan to sell solithromycin in the U.S. through our own specialty sales and marketing teams that will focus on the continuum of care for CABP focused in the outpatient setting, primarily on emergency rooms, urgent care centers, outpatient clinics and other high CABP antibiotic prescribing physician offices, and in the hospital, focused primarily on key academic medical centers and teaching hospitals with significant influence in a given geography.

We expect to build an antibiotic specialty sales force of between 200 and 300 representatives to be able to address the high prescribing centers we have identified as our primary targets. According to data we have generated, we believe this team can address the prescribers writing approximately 60% of the prescriptions for azithromycin and levofloxacin to treat CABP.  In the third quarter of 2016, we completed hiring our core sales leadership team, consisting of three area sales directors and more than 20 regional sales managers. We have also hired 12 medical science liaisons who are responsible for communicating medical information to physicians and two national account directors who are responsible for establishing and maintaining our relationships with payors.

We believe a strong position on commercial and hospital formularies could support the adoption rate for solithromycin.  Immediately following approval, we plan to begin discussions with commercial payors and hospital formularies in an effort to secure favorable positions. These discussions can take three to six months, or longer. We also anticipate that the committee responsible for updating the IDSA/ATS Consensus Guidelines on the Management of Community-Acquired Pneumonia in Adults may consider the published Phase 3 clinical data from solithromycin and could proceed to update the guidelines in 2017, if solithromycin is approved. We believe that an update to the guidelines to include solithromycin could further support the adoption rate for solithromycin.

Based on our market research to assess physician perspectives on the need for new CABP therapies and their potential adoption of solithromycin, we believe physicians will begin prescribing solithromycin fairly quickly once we make the product available and we want to have sufficient supplies of solithromycin available to support potential demand at launch. We further believe that having both the oral and the intravenous formulations readily available at launch will enhance physician and patient acceptance of solithromycin and, therefore, the trajectory of launch.

As we have continued to consider the timing of our PDUFA dates in late December, the seasonal nature of the influenza/pneumonia season typically creating declining demand for CABP therapy in the spring, the potential commercial advantages of launching solithromycin after securing potential formulary acceptance, potential inclusion in treatment guidelines, the costs associated with hiring, training and deploying a 200-300 person sales force at the tail end of the 2016-2017 influenza/pneumonia season, and the potential time required for FDA to approve the material we are producing at Uquifa, we now believe that focusing our commercial launch activities on the 2017-2018 influenza/pneumonia season is the best timing to support the most successful launch of solithromycin.

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

In May 2013, we entered into an agreement with BARDA for the evaluation and development of solithromycin for the treatment of bacterial infections in pediatric populations and infections caused by bioterror threat pathogens, specifically anthrax and tularemia.

The agreement is a cost plus fixed fee development contract, with a base performance segment valued at approximately $18.7 million with contract modifications, and four option work segments that BARDA may request at its sole discretion pursuant to the agreement. If all four option segments are requested, the cumulative value of the agreement, as amended to date, would be approximately $68.2 million. Three of the options are cost plus fixed fee arrangements and one option is a cost sharing arrangement without fixed fee, for which we are responsible for a designated portion of the costs associated with that work segment. The estimated period of performance for the base performance segment was May 24, 2013 through February 29, 2016. BARDA exercised the second option in November 2014. The value of the second option work segment is approximately $16.0 million and the estimated period of performance is November 14, 2014 through November 30, 2016. If all option segments are requested, this estimated period of performance would be extended until approximately May 23, 2018.

On February 29, 2016, we entered into an amendment to our agreement with BARDA for the evaluation and development of our lead product candidate solithromycin for the treatment of bacterial infections in pediatric populations and infections caused by bioterror threat pathogens, specifically anthrax and tularemia. The amendment evidences the authorization by BARDA of a third option work segment of the agreement. The value of this option work segment is approximately $25.5 million, which is intended to fund a Phase 2/3 study of intravenous, oral capsule and oral suspension formulations of solithromycin in pediatric patients from newborn to 17 years with community acquired bacterial pneumonia. The estimated period of performance for this option work segment is February 29, 2016 through May 23, 2018. This option is a cost sharing arrangement for which we will be responsible for an additional designated portion of the costs associated with the work segment.  In September 2016, the contract was modified to increase the third option work segment by $8.0 million for increased manufacturing work related to the development of a second supply source for solithromycin. The amendment raises the value of the third option work segment to approximately $33.5 million.  The estimated period of performance remains as running through May 23, 2018.

Under the agreement, we are reimbursed and recognize revenue as allowable costs are incurred plus a portion of the fixed-fee earned, excluding the cost sharing option segment. We consider fixed-fees under cost reimbursable agreements to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated agreement costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed. Since inception of the agreement through September 30, 2016, we have recognized $35.6 million in revenue under this agreement.

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

Following execution of the agreement, we received a $10.0 million upfront payment from Toyama. Toyama is also obligated to pay us up to an aggregate of $60.0 million in milestone payments, depending on the achievement of various regulatory, patent, development and commercial milestones. The first of these milestones was achieved in the third quarter of 2014 for which we received a payment of $10.0 million from Toyama.  The second $10.0 million milestone was recognized in the first quarter of 2015 which is based on the Japan Patent Office issuing a Decision of Allowance for our patent covering certain crystal forms of solithromycin in Japan.  We received payment for the second milestone in April 2015.  In October 2016, we recognized the third $10.0 million milestone which was triggered by Toyama’s receipt of regulatory acceptance to begin a Phase 3 trial of solithromycin in Japan following successful completion of a Phase 2 trial.  We expect to receive payment for the third milestone in the fourth quarter of 2016.  Under the terms of the license agreement, Toyama must also pay us a royalty equal to a low-to-high first double decimal digit percentage of net sales, subject to downward adjustment in certain circumstances. Cumulatively, through September 30, 2016, we have recognized $18.7 million in revenue under this agreement with the remaining $11.3 million received being recorded as deferred revenue.  Substantially all of this deferred revenue would be recognized upon FDA approval of solithromycin in the United States.

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

•	costs related to acquiring and manufacturing clinical trial materials and costs for developing additional manufacturing sources for and the manufacture of pre-approval inventory of solithromycin;
•	costs related to compliance with regulatory requirements;
•	consulting fees paid to third parties related to non-clinical research and development;
•	activities and supplies related to preparing solithromycin for commercial launch in the U.S. for the treatment of CABP;
•	research supplies; and
•	license fees and milestone payments related to in-licensed technologies.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Direct research and development expense by program:
Solithromycin	$13,036	$15,305	$36,943	$58,812
Taksta	3,829	4,818	9,122	5,108
Macrolide research	425	9	1,886	183
Research and development personnel cost	3,599	3,133	11,885	8,423
Total direct research and development expense	20,889	23,265	59,836	72,526
Indirect research and development expense	207	276	807	808
Total research and development expense	$21,096	$23,541	$60,643	$73,334

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

We expect research and development expense in the last quarter of 2016 will be similar to research and development expense in the preceding quarters of 2016, excluding the costs of manufacturing of commercial product and the potential payment of any milestones tied to FDA approval of solithromycin for CABP. If approved by the FDA, we will owe a milestone payment of $9.5 million through our licensing agreement with Optimer Pharmaceuticals, Inc.  In 2017, unless we add new compounds to our clinical pipeline, we expect research and development expenses to decline.

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

We expect that our general and administrative expenses will continue to increase with the continued development of and in preparation for commercialization of our product candidates. Specifically, we anticipate general and administrative expenses to increase for the next several quarters as we further expand our commercial team, build out our sales infrastructure, conduct market research and develop and execute marketing programs.  We also believe that these increases will likely include increased costs related to the hiring of additional personnel and increased fees for outside consultants, lawyers and accountants. We also expect to incur significant costs to comply with corporate governance, internal controls, information technology and similar requirements applicable to public companies.

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

Results of Operations

The following table summarizes the results of our operations for each of three and nine-month periods ended September 30, 2016 and 2015, together with the changes in those items in dollars:

	Three Months Ended September 30,		Dollar	Nine Months Ended September 30,		Dollar
	2016	2015	Change	2016	2015	Change
	(In thousands)			(In thousands)
Revenue
Contract research	$3,972	$2,497	$1,475	$10,071	$7,744	$2,327
License	-	-	-	-	10,000	(10,000)
Supply	-	-	-	-	3,770	(3,770)
Total revenue	3,972	2,497	1,475	10,071	21,514	(11,443)

Research and development expense (1)	21,096	23,541	(2,445)	60,643	73,334	(12,691)
General and administrative expense (1)	15,021	5,848	9,173	35,333	16,230	19,103
Other expense, net	167	679	(512)	618	1,906	(1,288)

(1) Includes the following share-based compensation expenses:
Research and development expense	$627	$535	$92	$2,348	$1,459	$889
General and administrative expense	1,851	1,030	821	5,169	2,968	2,201

Comparison of the Three Months Ended September 30, 2016 and September 30, 2015

Contract revenue

For the three months ended September 30, 2016, contract research revenue increased $1.5 million compared to the three months ended September 30, 2015 due to increased activity in the second option period and the commencement of the third option period of the BARDA contract.  We expect contract research revenue to continue to increase as activity increases in the third option period of the BARDA contract.

Research and Development Expense

For the three months ended September 30, 2016, our research and development expense decreased $2.4 million compared to the three months ended September 30, 2015. The decrease is primarily related to the following:

•	a decrease in solithromycin clinical trial expenses of $5.7 million related to completion of the IV-to-Oral Phase 3 clinical trial;
•	a decrease of $2.4 million in purchases of clinical trial supplies for Taksta due to timing of the comparator purchase for the Phase 3 ABSSSI trial;
•	a decrease of $0.7 million in the purchase of API ordered for commercial quantities in preparation for the planned commercial launch of solithromycin;
•	an increase in BARDA related expenses of $2.2 million as developmental activity increases;
•	an increase in Taksta clinical trial expenses of $1.4 million primarily related to the ongoing Phase 3 ABSSSI trial and the ongoing refractory bone and joint study;
•	an increase in clinical trial supplies of $1.0 million for validation batches;
•	an increase in regulatory expenses of $0.8 million for the preparation for the FDA Antimicrobial Drugs Advisory Committee meeting;
•	an increase of $0.5 million in expenses related to research for other potential indications of solithromycin; and
•	an increase in employee cost of $0.5 million primarily from increased headcount.

General and Administrative Expense

General and administrative expense increased by $9.2 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.  The increase is primarily related to the following:

•	an increase in employee cost of $4.3 million primarily from increased headcount;
•	an increase in professional service expenses of $2.2 million primarily related to our commercial readiness activities for the planned commercial launch; and
•

an increase of information technology services, medical affairs expenses and conference and travel fees of $2.7 million related to our commercial readiness activities for the planned commercial launch.

Other Income (Expense), Net

Other expense decreased by $0.5 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to an increased balance and a higher rate of return on cash equivalents, as well as a lower interest rate on the July 2015 Note compared to the December 2011 Note.

Comparison of the Nine Months Ended September 30, 2016 and September 30, 2015

Contract revenue

For the nine months ended September 30, 2016, contract research revenue increased approximately $2.3 million compared to the nine months ended September 30, 2015 due to increased activity in the second option period and the commencement of the third option period of the BARDA contract.  We expect contract research revenue to continue to increase as activity increases in the third option period of the BARDA contract.

License revenue

For the nine months ended September 30, 2016, license revenue decreased $10.0 million compared to the nine months ended September 30, 2015.  During the nine months ended September 30, 2015, we received a $10.0 million payment from Toyama.  No such payments have been received thus far in 2016.

Supply revenue

For the nine months ended September 30, 2016, supply revenue decreased $3.8 million compared to the nine months ended September 30, 2015, as no shipments to Toyama have occurred in 2016.

Research and Development Expense

For the nine months ended September 30, 2016, our research and development expense decreased $12.7 million compared to the nine months ended September 30, 2015. The decrease is primarily related to the following:

•	a decrease in solithromycin clinical trial expenses of $24.3 million related to completion of the IV-to-Oral Phase 3 clinical trial;
•	a decrease of $6.9 million in the purchase of API ordered for commercial quantities in preparation for the planned commercial launch of solithromycin;
•	a decrease of $2.8 million in purchases of API for Toyama’s clinical trials in Japan;
•	a decrease of $2.4 million in purchases of clinical trial supplies for Taksta due to timing of the comparator purchase for the Phase 3 ABSSSI trial;
•	an increase in regulatory expenses of $7.9 million for submission fees related to the NDA and MAA filings as well as the preparation for the FDA Antimicrobial Drugs Advisory Committee meeting;
•	an increase in Taksta clinical trial expenses of $6.4 million primarily related to the ongoing Phase 3 ABSSSI trial and the ongoing refractory bone and joint study;
•	an increase in employee cost of $3.5 million primarily from increased headcount;
•	an increase in BARDA related expenses of $3.4 million as developmental activity increases;

•	an increase of $1.7 million in expenses related to research for other potential indications of solithromycin; and
•	an increase in clinical trial supplies of $0.8 million for ongoing clinical studies.

General and Administrative Expense

General and administrative expense increased by $19.1 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  The increase is primarily related to the following:

•	an increase in employee cost of $8.8 million primarily from increased headcount; and
•	an increase in commercial readiness activities for the planned commercial launch of $10.3 million from our commercial primarily from professional services, conference, travel, and IT systems expenses.

Other Income (Expense), Net

Other expense decreased by $1.3 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to an increased balance and a higher rate of return on cash equivalents, as well as a lower interest rate on the July 2015 Note compared to the December 2011 Note.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in November 2005 through September 30, 2016, we have funded our operations primarily with an aggregate of $618.6 million from debt and the sale of convertible notes, convertible preferred shares, common shares and common stock, including net proceeds of $93.8 million from our January 2016 public offering and $75.1 million in 2016 from the at-the-market (“ATM”) sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”). As of September 30, 2016, we had cash and equivalents of approximately $248.9 million.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$(71,252)	$(59,512)
Investing activities	(9)	(46)
Financing activities	166,413	142,462
Net increase in cash and equivalents	$95,152	$82,904

Operating Activities. Cash used in operating activities of $71.3 million for the nine months ended September 30, 2016 was primarily a result of our $86.5 million net loss offset by changes in operating assets and liabilities of $7.6 million and non-cash items of $7.6 million. Cash used in operating activities of $59.5 million for the nine months ended September 30, 2015 was primarily a result of our $69.9 million net loss offset by changes in operating assets and liabilities of $5.4 million and non-cash items of $5.0 million.

Investing Activities. Net cash used in investing activities was $9,000 and $46,000 for the nine months ended September 30, 2016 and 2015, respectively related to purchases of equipment.

Financing Activities. Net cash provided by financing activities of $166.4 million for the nine months ended September 30, 2016 consisted of net proceeds of $169.1 million from the issuance of common stock, $0.4 million of proceeds from the exercise of stock options reduced by $2.8 million in payment of long-term debt and $0.3 million of offering costs. Net cash provided by financing activities was $142.5 million for the nine months ended September 30, 2015 and consisted of net proceeds of $139.0 million from the January 2015 public offering of common stock, offset by $0.2 million in offering costs, $20.0 million of gross proceeds from Comerica under the Term Loan which was used to pay off the outstanding debt balance to Hercules of $18.9 million offset by debt issuance costs of $0.3 million, and $2.9 million of proceeds from the exercise of stock options.

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

Based on current assumptions, we expect that our existing cash and equivalents, including the proceeds of the January 2016 offering and the ATM program, will enable us to fund our operating expenses and capital expenditure through 2017, including the completion of our Phase 3 trial for solithromycin for the treatment of gonorrhea, and the cost of preparing for and executing the planned 2017 launch of solithromycin in the U.S..  This projection does not include any funds from future financings or partnerships beyond the Toyama relationship and the BARDA contract. We will need to obtain additional financing for the continued development of solithromycin and Taksta and our other product candidates and to support the ongoing commercialization of solithromycin and any of our other product candidates. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates.

Our future capital requirements will depend on many factors, including:

•

the progress, costs and results of our ongoing Phase 3 uncomplicated gonorrhea trial, our ongoing Taksta Phase 3 trial for ABSSSI and exploratory study for bone and joint infections and any future trials for solithromycin and Taksta;

•

the costs and timing of commercialization readiness activities for solithromycin for CABP including developing additional manufacturing sources for solithromycin and building our inventory of commercial product;

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
•

the costs and timing of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our other product candidates for which we receive regulatory approval;

•	the costs of commercial and clinical supplies of solithromycin and our other drug candidates;
•	obtaining milestone payments from Toyama;
•	receipt of payments under the BARDA contract;
•	our ability to establish collaborations on favorable terms;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•	the acceptance in the medical community of solithromycin for the treatment of CABP and any other product candidate for which we receive approval;
•	revenue if any, and the timing of the related payment, from the sale of our product candidates, if approved by the FDA;
•	obtaining a commercially viable price for solithromycin for the treatment of CABP, and for any other product candidate, for which we receive approval;
•	the availability of adequate coverage and reimbursement from federal, state and private healthcare payors for solithromycin and any other product candidate for which we receive approval;

•	reimbursement and medical policy changes that may adversely affect the pricing, profitability or commercial appeal of solithromycin and any other product candidate for which we receive approval;
•	our ability to enter into any license agreements for the distribution of our product candidates outside the U.S.;
•	the extent to which we acquire or invest in businesses, products and technologies; and
•	our ability to obtain government or other third-party funding.

Until we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We do not anticipate any substantial product revenue until we launch solithromycin in the U.S., assuming approval of our NDA for the treatment for CABP. Assuming FDA approval, we do not expect to be able to launch solithromycin for CABP until sometime in 2017 at the earliest.  The FDA Prescription Drug User Fee Act (“PDUFA”) dates for our applications are December 27 (Oral) and December 28 (IV), 2016, assuming there are no unexpected developments with our applications. We do not have any committed external source of funds except for the potential $10.0 million revolver available under the Comerica loan we entered into in July 2015, which will be available to us in the event of FDA approval of our NDA for solithromycin for CABP.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of any securities may include liquidation or other preferences that adversely affect our stockholders’ rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or declaring dividends, such as those imposed under the Comerica loan. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

We will need additional financing to support the ongoing commercialization of solithromycin, any development for other indications for solithromycin, as well as to continue development activities to obtain regulatory approval of and to commercialize Taksta.  We plan, as noted, to seek partners as well as equity or debt financings or other sources of third-party funding, including government grants to support the continued development and commercialization of solithromycin, Taksta and our other product candidates. If we are unable to raise additional funds when needed, whether on favorable terms or not, we may be required to delay, limit, reduce or terminate our development of our product candidates, or our commercialization efforts, or to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

During the nine months ended September 30, 2016, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those specified in our 2015 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

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

Due to the potential launch in 2017 of solithromycin for the treatment of CABP, we anticipate early adoption of the new revenue recognition guidance effective January 1, 2017.  Our ability to early adopt is dependent on system readiness and the evaluation of potential impacts on current revenue streams.  We are currently evaluating the impact that the implementation of this standard will have on our consolidated financial statements.  We plan to complete this analysis by the end of the 2016 calendar year.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern.  The guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The standard will be effective for the year ending December 31, 2016, with early adoption permitted. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements

In February 2016, the FASB issued ASU 2016-02, Leases.  The new guidance will increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  We are currently evaluating the impact that the implementation of this standard will have on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.  ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.  This new guidance is effective for fiscal years beginning after December 15, 2017.  We are currently evaluating the impact that the implementation of this standard will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the quarter ended September 30, 2016. For additional information regarding market risk, refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2015 Annual Report on Form 10-K.

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

PART II—OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 except the additional detailed risk as set forth below.

Our planned commercialization of solithromycin for the treatment of community acquired bacterial pneumonia could be delayed or denied if our third party manufacturers do not meet regulatory requirements.

Each component of our planned solithromycin products, both the oral and intravenous formulations that are the subjects of our new drug applications, or NDAs, for the treatment of community acquired bacterial pneumonia, or CABP, on file with both the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, as well as the manufacturer of each component, must meet all applicable regulatory requirements in order to receive regulatory approval as well as maintain regulatory compliance after approval. Any of the following could have a material adverse impact on our business, financial condition, results of operations or prospects:

•

If any manufacturer we employ for the production of solithromycin cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, in which event we would not receive approval from the FDA for solithromycin for the treatment of CABP;

•

Even if our manufacturers are successful in ultimately meeting FDA requirements for our NDAs, compliance issues that arise prior to receipt of approval of the NDAs could cause significant and expensive delays prior to receiving approval;

•	A delay in receiving approval of the NDAs could negatively impact our pre-launch activities for solithromycin;
•

If approval is received, the failure of our third party manufacturers to continue to meet applicable regulatory requirements could result in the loss of those manufacturing sources, which could cause shortages of commercial product.

These same risks apply to our current application to the EMA for solithromycin for the treatment of CABP.

Item 6. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Filed	Exhibit Number	Filed Herewith

10.1	Amendment, dated September 26, 2016, to contract by and between Cempra Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Agency, dated May 24, 2013, as amended.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	Financials in XBRL format.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEMPRA, INC.

Dated: October 27, 2016	By:	/s/ Prabhavathi Fernandes, Ph.D.
Prabhavathi Fernandes, Ph.D.
President and Chief Executive Officer

Dated: October 27, 2016	By:	/s/ Mark W. Hahn
Mark W. Hahn
Chief Financial Officer

Dated: October 27, 2016	By:	/s/ Shane M. Barton
Shane M. Barton
Chief Accounting Officer