Form 10-Q
period 2017-03-31
CEMPRA, INC.
filed 2017-04-28
CIK 1461993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 21, 2017 there were 52,503,483 shares of the registrant’s common stock, $0.001 par value, outstanding.

CEMPRA, INC.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CEMPRA, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2017	2016

Assets
Current assets
Cash and equivalents	$202,763	$231,553
Receivables	6,339	6,162
Prepaid expenses	1,228	579
Total current assets	210,330	238,294
Furniture, fixtures and equipment, net	39	48
Deposits	129	173
Total assets	$210,498	$238,515
Liabilities
Current liabilities
Accounts payable	$11,783	$15,657
Accrued expenses	4,620	2,929
Accrued payroll and benefits	627	4,267
Current portion of long-term debt	6,667	6,667
Total current liabilities	23,697	29,520
Deferred revenue	16,987	16,987
Long-term debt	7,002	8,660
Total liabilities	47,686	55,167
Commitments and contingencies (Notes 4 and 8)
Shareholders' Equity
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2017 and December 31, 2016	-	-
Common stock; $.001 par value; 80,000,000 shares authorized; 52,448,210 and 52,392,905 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	52	52
Additional paid-in capital	622,631	620,279
Accumulated deficit	(459,871)	(436,983)
Total shareholders’ equity	162,812	183,348
Total liabilities and shareholders’ equity	$210,498	$238,515

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenue
Contract research	$4,872	$2,679
Total revenue	4,872	2,679
Operating expenses
Research and development	15,410	23,529
General and administrative	8,765	8,324
Restructuring	3,553	-
Total operating expenses	27,728	31,853
Loss from operations	(22,856)	(29,174)
Other income (expense)
Interest income	211	98
Interest expense	(243)	(330)
Other income (expense), net	(32)	(232)
Net loss	$(22,888)	$(29,406)
Basic and diluted net loss per share	$(0.44)	$(0.61)
Basic and diluted weighted average shares outstanding	52,403,908	47,853,099

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Operating activities
Net loss	$(22,888)	$(29,406)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	9	15
Share-based compensation	2,236	2,365
Amortization of debt issuance costs	8	15
Changes in operating assets and liabilities
Receivables	(177)	3,793
Prepaid expenses	(649)	(668)
Deposits	44	(79)
Accounts payable	(3,874)	1,557
Accrued expenses	1,691	(482)
Accrued payroll and benefits	(3,640)	(1,286)
Net cash used in operating activities	(27,240)	(24,176)
Investing activities
Net cash used in investing activities	-	-
Financing activities
Payment of long-term debt	(1,666)	-
Proceeds from exercise of stock options	116	239
Proceeds from issuance of common stock, net of underwriting discounts	-	94,000
Payment of offering costs	-	(219)
Net cash (used in) provided by financing activities	(1,550)	94,020
Net change in cash and equivalents	(28,790)	69,844
Cash and equivalents at beginning of the period	231,553	153,765
Cash and equivalents at end of the period	$202,763	$223,609
Supplemental cash flow information
Cash paid for interest	$241	$322

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

March 31, 2017

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

Unaudited Interim Financial Data

The accompanying interim consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2016 contained in the Company’s Annual Report on Form 10-K. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the Company’s financial position as of March 31, 2017 and the results of operations and cash flows for the three months ended March 31, 2017 and 2016. The December 31, 2016 consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures including notes required by U.S. GAAP for complete financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation.  The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this guidance as of January 1, 2017.  As of December 31, 2016, the Company has accumulated excess tax benefits from temporary differences in the amount and timing of stock compensation expense and the Company’s deductions on its income tax return from the award compensation that reduces the net operating loss deferred tax asset.  The Company provided a full valuation allowance against its net deferred tax assets since it has been determined that it is more likely than not that all of the deferred tax assets will not be realized. Upon implementation of this standard, the stock compensation excess tax benefit will be eliminated, resulting in an increase to the net operating loss deferred tax asset, with an increase in the valuation allowance of the same.  The implementation of this standard has no impact on the Company’s consolidated financial statements.

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

3. Fair Value of Financial Instruments

The carrying values of cash and equivalents, receivables, prepaid expenses, and accounts payable at March 31, 2017 approximated their fair values due to the short-term nature of these items.

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

At March 31, 2017 and December 31, 2016, the Company held money market funds classified as Level 1 financial instruments of $194.7 million and $228.5 million, respectively.  The carrying value of the Term Loan (defined and discussed in Note 7), which is classified as a Level 2 liability, approximates its fair value.  At March 31, 2017, the carrying value was $13.7 million.  There were no transfers between levels of the fair value hierarchy for any assets or liabilities measured at fair value in the three months ended March 31, 2017.

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

The Scripps Research Institute

In June 2012, the Company entered into a license agreement with The Scripps Research Institute (“TSRI”), whereby TSRI licensed to the Company rights, with rights of sublicense, to make, use, sell, and import products for human or animal therapeutic use that use or incorporate one or more macrolides as an active pharmaceutical ingredient (“API”) and is covered by certain patent rights owned by TSRI claiming technology related to copper-catalysed ligation of azides and acetylenes. The rights licensed to the Company are exclusive as to the People’s Republic of China (excluding Hong Kong), South Korea and Australia, and are non-exclusive in all other countries worldwide, except ASEAN member-nations, which are not included in the territory of the license. Under the terms of the agreement with TSRI, the Company paid a one-time only, non-refundable license issue fee in the amount of $0.4 million which was charged to research and development expense in the second quarter of 2012.

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

BARDA exercised the second option in November 2014.  The value of the second option work segment is approximately $16.0 million and the estimated period of performance is November 2014 through June 2017, which was extended in April 2017 by two months from the original April 2017 date at the Company’s request to allow more time to deliver the completed work product.  This extension will not increase the cost of the work to be performed under the option nor does it change any other terms or provisions of the BARDA contract, including timeframes for other work options.

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

Under the agreement, the Company is reimbursed and recognizes revenue as allowable costs are incurred plus a portion of the fixed-fee earned. The Company considers fixed-fees under cost reimbursable agreements to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated agreement costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed. Since inception of the agreement through March 31, 2017, the Company has recognized $44.1 million in revenue under this agreement.

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

Any of the funding sources may request reimbursement for expenses or return of funds, or both, as a result of noncompliance by the Company with the terms of the grant.  No reimbursement of expenses or return of funds for noncompliance has been requested or made since inception of the contract.

Toyama Chemical Co., Ltd.

In May 2013, Cempra Pharmaceuticals, Inc., the Company’s wholly owned subsidiary, entered into a license agreement with Toyama Chemical Co., Ltd. (“Toyama”), whereby the Company licensed to Toyama the exclusive right, with the right to sublicense, to make, use and sell any product in Japan that incorporates solithromycin, the Company’s lead compound, as its sole API for human therapeutic uses, other than for ophthalmic indications or any condition, disease or affliction of the ophthalmic tissues. Toyama also has a nonexclusive license in Japan and certain other countries, with the right to sublicense, to manufacture or have manufactured API for solithromycin for use in manufacturing such products, subject to limitations and obligations of the concurrently executed supply agreement discussed below. Toyama granted the Company certain rights to intellectual property generated by Toyama under the license agreement with respect to solithromycin or licensed products for use with such products outside Japan or with other solithromycin-based products inside or outside Japan.

Following execution of the agreement, the Company received a $10.0 million upfront payment from Toyama. Toyama is also obligated to pay the Company up to an aggregate of $60.0 million in milestone payments, depending on the achievement of various regulatory, patent, development and commercial milestones. Under the terms of the license agreement, Toyama must also pay the Company a royalty equal to a low-to-high first double decimal digit percentage of net sales, subject to downward adjustment in certain circumstances. In August 2014, the Company received a $10.0 million milestone payment from Toyama (“August 2014 Milestone”), which was triggered by Toyama’s progress of its solithromycin clinical development program in Japan. The payment was made following Toyama’s receipt of regulatory acceptance to begin a Phase 2 trial of solithromycin in Japan following successful completion of a Phase 1 trial.  In March 2015, the Company recognized a $10.0 million milestone from Toyama (“March 2015 Milestone”) based on the Japan Patent Office issuing a Decision of Allowance for the Company’s patent covering certain crystal forms of solithromycin in Japan, which payment was received in April 2015. In October 2016, the Company received the third $10.0 million milestone from Toyama (“October 2016 Milestone”), which was triggered by Toyama’s progress of the solithromycin clinical development program in Japan.

As part of the license agreement, Toyama and the Company also entered into a supply agreement, whereby the Company will be the exclusive supplier (with certain limitations) to Toyama and its sublicensees of API for solithromycin for use in licensed products in Japan, as well as the exclusive supplier to Toyama and its sublicensees of finished forms of solithromycin to be used in Phase 1 and Phase 2 clinical trials in Japan. Pursuant to the supply agreement, which is an exhibit to the license agreement, Toyama will pay the Company for such clinical supply of finished product and all supplies of API for solithromycin for any purpose, other than the manufacture of products for commercial sale in Japan, at prices equal to the Company’s cost. All API for solithromycin supplied by the Company to Toyama for use in the manufacture of finished product for commercial sale in Japan will be ordered from the Company at prices determined by the Company’s manufacturing costs, and which may, depending on such costs, equal, exceed, or be less than such costs. Either party may terminate the supply agreement for uncured material breach or insolvency of the other party, with Toyama’s right to terminate for the Company’s breach subject to certain further conditions in the case of the Company’s failure to supply API for solithromycin or clinical supply, but otherwise the supply agreement will continue until the expiration or termination of the license agreement.  Since inception of the agreement through March 31, 2017, the Company has recognized $6.1 million in revenue under this agreement.

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

The Company recognized $4.3 million in revenue associated with the delivery of the license in May 2013.  Additionally, because the milestone event triggering the August 2014 and October 2016 Milestone payments were considered non-substantive for accounting purposes, these milestone payments are being recognized into revenue proportionately to the six deliverables in the agreement using the same allocation as the upfront payment.  Therefore, $4.3 million of the August 2014 Milestone payment was recognized into revenue in August 2014 and $4.3 million of the October 2016 Milestone payment was recognized into revenue in October 2016.  The  remainder of the upfront and milestone payments which aggregate to $17.0 million are recorded as deferred revenue at March 2017 and will be recognized as revenue when the revenue recognition criteria of each deliverable has been met.  The Company also recognized in March 2015 a $10.0 million milestone based on the Japan Patent Office issuing a Decision of Allowance for the Company’s patent covering certain crystal forms of solithromycin in Japan. The March 2015 Milestone payment is considered substantive for accounting purposes, and therefore the $10.0 million milestone was recognized in its entirety as revenue in March 2015.

FUJIFILM Finechemicals Co., Ltd.

In January 2016, Cempra Pharmaceuticals, Inc. entered into an API manufacturing and supply agreement with FUJIFILM Finechemicals Co., Ltd. (“FFFC”), which will provide the Company with solithromycin in sufficient quantities and at reasonable prices to help ensure it meets its obligation under the May 2013 supply agreement with Toyama. The Company will use reasonable efforts to ensure that the solithromycin supplied by FFFC is for use as the active pharmaceutical ingredient in a human drug product to be used or sold in Japan.

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

The agreement’s initial term runs until December 2025. After the end of the initial term, and at the end of each year thereafter, the term will automatically extend for an additional year unless either party gives written notice to the other of its intent to terminate within a designated period of time prior to the expiration of the term, in which case the agreement will terminate at the end of such term. The parties may at any time terminate the agreement by mutual written consent. Each party has the right to terminate the agreement immediately if there is a product failure in Japan, the other party becomes involved in bankruptcy, insolvency or similar proceedings or materially breaches the agreement and such breach remains uncured for a period of time following notice of the breach. A violation by the Company of the minimum purchase obligation is considered a material breach. A product failure is not considered a material breach by the Company.  The Company has the right to terminate the agreement upon written notice if there is a supply failure. The Company also may terminate in the event that FFFC cannot provide the Company with solithromycin for more than a designated period of time. Upon termination, any unfulfilled binding portion of the forecast must be delivered by FFFC and paid for by the Company. The Company also may elect to purchase the remaining inventory of FFFC’s solithromycin and any remaining raw materials. If FFFC terminates the agreement for a material breach by the Company and, prior to such termination, (i) FFFC has constructed a facility in Japan for the primary purpose of manufacturing API for the Company under the agreement and (ii) such facility is completed and fully operational and qualified for the manufacture of API for delivery thereunder, then, except to the extent otherwise agreed to by the parties, the Company will pay FFFC an amount equal to (a) the remaining book value of the facility less (b) the product of the number of kilograms of API ordered by the Company under the agreement prior to such termination times a designated dollar amount, provided that if the total direct costs incurred by FFFC in the construction of the facility, net of any tax credits, tax refunds, government subsidies, or similar financial, monetary, or in-kind benefits provided by any governmental agency or authority, do not equal or exceed a designated dollar amount, then the remaining book value will be reduced by a pro rata amount, based on ratios set forth in the agreement, and (z) no amount will be payable if the agreement terminates after December 31, 2025; provided, however, that if FFFC manufactures any product or performs any activities (other than the manufacture of API for the Company under the agreement) in, by, or using the facility prior to such termination and makes any profit thereby, the total amount of such profits will be subtracted from the total payment amount due from the Company to FFFC.

Macrolide Pharmaceuticals, Inc.

In January 2016, Cempra Pharmaceuticals, Inc. entered into an Option and License Agreement with Macrolide Pharmaceuticals, Inc. (“MP”), pursuant to which MP granted the Company an exclusive option to license certain of MP’s patents and know-how involving macrolides, including specifically novel methods of synthesizing solithromycin (the “Compound”). Under the agreement, the Company will support research at MP focused on developing a novel, cost-competitive manufacturing approach to solithromycin. The option will run until the later to occur of (i) the earlier of (a) the date that the Company first obtains FDA approval for any product incorporating the Compound as an API, or (b) January 27, 2019, or (ii) the date that is six months after the earlier of (a) MP’s satisfaction of certain milestones, or (b) the Company’s termination of MP’s obligations under the evaluation program. Under the evaluation program called for in the agreement, MP will conduct research activities for the manufacture of the Compound, which activities the Company will evaluate to determine whether to exercise the option to license.

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

5. Receivables

Receivables consist of amounts billed and amounts earned but unbilled under the Company’s contract with BARDA. At March 31, 2017, the Company’s receivables consisted primarily of earned but unbilled receivables under the BARDA agreement.

6. Accrued Expenses

Accrued expenses are comprised of the following as of (in thousands):

	March 31,	December 31,
	2017	2016
Accrued severance	$3,205	$1,999
Franchise tax	1,087	570
Lease liability	98	-
Deferred rent	84	85
Accrued interest	75	80
Other accrued expenses	71	50
Accrued professional fees	-	145
Total accrued expenses	$4,620	$2,929

In February 2017, as a consequence of the solithromycin complete response letter the Company received from the FDA, and subsequent discussions with the FDA, resulting in the delay of the potential approval of solithromycin, the Company initiated companywide cost and personnel reductions.  These actions resulted in an approximately 67% reduction in the Company’s workforce from 136 to 45 employees, and significant reductions in external spending related to commercial preparedness and non-essential activities.  The Company also vacated two of its leased office suites that it is actively seeking to sublease.  In conjunction with these activities, the Company has recorded $3.6 million related to severance, termination benefits and lease termination costs.

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

Amounts borrowed under the Term Loan may be repaid and reborrowed at any time without penalty or premium.  The Term Loan was interest-only through April 30, 2016, followed by an amortization period of 36 months of equal monthly payments of principal plus interest, beginning on May 1, 2016 and continuing on the same day of each month thereafter until paid in full.  Any amounts borrowed under the Term Loan will bear interest at a floating interest rate equal to the 30 Day LIBOR rate plus 5.2%.  Amounts available to be borrowed under the Revolver may also be repaid and reborrowed at any time without penalty or premium prior to December 31, 2017, at which time all advances under the Revolver shall be immediately due and payable in full.  Any amounts borrowed under the Revolver will bear interest at the 30 Day LIBOR rate plus 4.2%.  Once available, the Revolver is subject to an annual unused facility fee equal to 0.25%.  Under the Loan and Security Agreement, the Company is subject to certain covenants including maintaining a minimum unrestricted cash balance of $15.0 million and continuing the development or commercially launching solithromycin.  The Company was in compliance with all covenants at March 31, 2017.

8. Commitments and Contingencies

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

9. Shareholders’ Equity

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

The Company began the sale of ATM shares in May 2016 and through July 2016, the Company sold 4,140,307 shares of common stock under the Sales Agreement resulting in net proceeds of $75.1 million after deducting commissions and expenses of $2.3 million. The Company has not sold any shares under the ATM since July 2016.

    During the first three months of 2017, the Company issued 55,305 shares of common stock at a weighted average exercise price of $2.10 per share upon the exercise of option grants.

The following table presents common stock reserved for future issuance for the following equity instruments as of March 31, 2017:

Warrants to purchase common stock	94,912
Outstanding stock options	4,978,108
Outstanding restricted stock units	1,268,000
Available for future grants under the 2011 Equity Incentive Plan	2,528,879
Total common stock reserved for future issuance	8,869,899

10. Stock Option Plans

The Company adopted the 2006 Stock Plan (the “2006 Plan”) in January 2006. The 2006 Plan provided for the granting of incentive share options, nonqualified share options and restricted shares to Company employees, representatives and consultants. As of March 31, 2017, there were options for an aggregate of 396,918 shares issued and outstanding under the 2006 Plan.

The Company’s board of directors and stockholders adopted the 2011 Equity Incentive Plan (the “2011 Plan”) in October 2011, which, as amended, authorizes the issuance of up to 8,697,451 shares under the 2011 Plan, and provides for an automatic annual increase in the number of shares of common stock reserved for issuance thereunder in the amount of 4% of the shares of common stock outstanding on December 31 of the preceding year. As of March 31, 2017, there were 2,528,879 options available under the 2011 Plan for future grant.

Upon adoption of the 2011 Plan, the Company eliminated the authorization for any unissued shares previously reserved under the Company’s 2006 Plan. The stock awards previously issued under the 2006 Plan remain in effect in accordance with the terms of the 2006 Plan.

The following table summarizes the Company’s 2006 and 2011 Plan stock option activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value (1)
Outstanding - December 31, 2016	3,784,346	$16.26
Granted	1,896,750	3.07
Exercised	(55,305)	2.10
Forfeited	(639,558)	15.67
Expired	(8,125)	34.05
Outstanding - March 31, 2017	4,978,108	11.44	7.26	$1,750,048
Exercisable - March 31, 2017	2,613,027	12.90	5.38	$706,137
Vested and expected to vest at March 31, 2017 (2)	4,788,735	$11.63	7.17	$1,644,481

(1)	Intrinsic value is the excess of the fair value of the underlying common shares as of March 31, 2017 over the weighted-average exercise price.
(2)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.

The following table summarizes certain information about all stock options outstanding as of March 31, 2017:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Remaining Contractual Term (in years)
$2.09 - $3.15	2,066,104	8.36	512,265	3.90
$6.63 - $11.35	1,074,496	5.28	963,840	4.80
$12.38 - $18.61	589,343	6.37	421,697	5.99
$19.25 - $31.13	1,098,526	7.89	609,717	7.39
$32.05 - $43.43	149,639	5.19	105,508	3.97
	4,978,108		2,613,027

During the three-month periods ended March 31, 2017 and 2016, the Company recorded $2.2 million and $2.4 million in share-based compensation expense, respectively.  As of March 31, 2017, approximately $10.0 million of total unrecognized compensation cost related to unvested share options is expected to be recognized over a weighted-average period of 2.65 years.

In 2016, the Company began issuing time-vested Restricted Stock Units (RSUs) from the 2011 Plan to certain employees, subject to continuous service with the Company at the vesting time. When vested, the RSU represents the right to be issued the number of shares of the Company’s common stock that is equal to the number of RSUs granted.

A summary of the activity related to the Company’s RSUs is as follows:

	Number of	Weighted
	Restricted	Average
	Stock Units	Grant-Date
	Outstanding	Fair Value
Balance - December 31, 2016	50,000	$7.70
Granted	1,258,000	3.10
Vested	-	-
Forfeited	(40,000)	3.00
Expired	-	-
Balance - March 31, 2017	1,268,000	3.29

11. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2017 as the Company incurred losses for the three-month period ended March 31, 2017 and is forecasting additional losses through the fourth quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2017. Therefore, no federal or state income taxes are expected and none have been recorded at this time for the year ending December 31, 2016. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

12. Net Loss Per Share

Basic and diluted net loss per common share was determined by dividing net loss attributable to common shareholders by the weighted average common shares outstanding during the period. The Company’s potentially dilutive shares, which include warrants, common share options and restricted stock units, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended March 31,
	2017	2016
Warrants outstanding	94,912	94,912
Stock options outstanding	4,900,441	3,453,884
Restricted stock units outstanding	773,790	-
	5,769,143	3,548,796

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The unaudited interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1. Business - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a clinical-stage pharmaceutical company focused on developing differentiated anti-infectives for the acute care and community settings to meet critical medical needs in the treatment of bacterial infectious diseases. Our lead product, solithromycin, has completed two Phase 3 clinical trials, for which we submitted new drug applications, or NDAs, for both oral and IV formulations for the treatment of community acquired bacterial pneumonia, or CABP, in April 2016. In anticipation of potential approval on our PDUFA dates, throughout 2015 and 2016, we began preparations for potential commercial launch including building the commercial leadership team and implementing systems and processes to support the potential launch of solithromycin.  In December 2016, we received a complete response letter, or CRL, from the U.S. Food and Drug Administration, or FDA, on our NDAs. The CRL stated that the FDA could not approve the NDAs in their present form and noted that additional clinical safety information and the satisfactory resolution of manufacturing facility inspection deficiencies were required before the NDAs may be approved.  We met with the FDA to discuss the CRL and the FDA reiterated their request for additional clinical safety data prior to approval. Based on input from the FDA at the meeting, we have developed and provided to the FDA a protocol that proposes including fewer than 9,000 patients at the time we respond to the CRL. We plan to discuss the protocol with the FDA to determine if it could support an initial approval while we continue to accumulate a larger post-approval safety database. If we and the FDA agree on a protocol, we plan to seek non-dilutive funding to support the execution of the study.  In March 2017, we announced the withdrawal of our previously filed marketing authorization application seeking European Medicines Agency, or EMA, approval of oral capsule and intravenous formulations of solithromycin for the treatment of CABP in adults.  This action is to enable us to conserve considerable financial resources, and to align our strategy to provide additional data to both the EMA and FDA to support potential approval.

Our second product, fusidic acid, is an antibiotic that has been used for decades outside the U.S., including in Western Europe, but has never been approved in the U.S. We have recently completed a successful Phase 3 study evaluating fusidic acid as an oral treatment of acute bacterial skin and skin structure infections, or ABSSSI, which are frequently caused by methicillin-resistant Staphylococcus aureus, or MRSA. Based on the results of this study, we plan to meet with the FDA in the second quarter to discuss the next steps required to bring fusidic acid to patients in the United States.  We are also exploring the potential use of fusidic acid for the long-term oral treatment of refractory bone and joint infections, or BJI, including prosthetic joint infections, or PJI, caused by staphylococci, including S. aureus and MRSA. Currently, there is no optimal oral, chronic antibiotic for treating these infections.

In February 2017, as a consequence of the solithromycin CRL we received, and subsequent discussions with the FDA, resulting in the delay of the potential approval of solithromycin, we initiated companywide cost and personnel reductions.  These actions have resulted in an approximately 67% reduction in our workforce from 136 to 45 employees, and significant reductions in external spending related to commercial preparedness and non-essential activities.  The principal objective of the reductions is to enable us to conserve our financial resources as we evaluate our path forward on our existing pipeline and potential business development opportunities.  In connection with the reduction we also vacated two of our leased office spaces and have recorded a one-time charge of $3.6 million related to these actions.

As we progress our internal programs, we are also actively pursuing, and have engaged Morgan Stanley to assist us in, a process to evaluate and assess external late-stage assets and other potential strategic business opportunities to determine the best use of our significant cash resources and late stage clinical programs to deliver value to patients and shareholders through internal and/or potential external opportunities.

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

BARDA exercised the second option in November 2014. The value of the second option work segment is approximately $16.0 million and the estimated period of performance is November 2014 through June 2017, which was extended in April 2017 by two months from the original April 2017 date at our request to allow more time to deliver the completed work product.  This extension will not increase the cost of the work to be performed under the option nor does it change any other terms or provisions of the BARDA contract, including timeframes for other work options.

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

Under the agreement, we are reimbursed and recognize revenue as allowable costs are incurred plus a portion of the fixed-fee earned.  We consider fixed-fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated contract costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed.  Since inception of the agreement through March 31, 2017, we recognized $44.1 million in revenue under this agreement.

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

Following execution of the agreement, we received a $10.0 million upfront payment from Toyama. Toyama is also obligated to pay us up to an aggregate of $60.0 million in milestone payments, depending on the achievement of various regulatory, patent, development and commercial milestones. The first of these milestones was achieved in the third quarter of 2014 for which we received a payment of $10.0 million from Toyama.  The second $10.0 million milestone was recognized in the first quarter of 2015 which is based on the Japan Patent Office issuing a Decision of Allowance for our patent covering certain crystal forms of solithromycin in Japan.  We received payment for the second milestone in April 2015.  In October 2016, we received the third $10.0 million milestone which was triggered by Toyama’s decision to progress to a Phase 3 trial of solithromycin in Japan following successful completion of a Phase 2 trial.  Toyama must also pay us a royalty equal to a low-to-high first double decimal digit percentage of net sales, subject to downward adjustment in certain circumstances. Cumulatively, through March 31, 2017, we have recognized $23.0 million in revenue under this agreement with the remaining $17.0 million received being recorded as deferred revenue.  Substantially all of this deferred revenue would be recognized upon FDA approval of solithromycin in the United States and subsequent commercial launch in the United States and one additional country. As part of the license agreement, we also entered into a supply agreement with Toyama, whereby we will be the exclusive supplier (with certain limitations) to Toyama and its sublicensees of API for solithromycin for use in licensed products in Japan, as well as the exclusive supplier to Toyama and its sublicensees of finished forms of solithromycin to be used in its clinical trials in Japan. Pursuant to the supply agreement, Toyama will pay us for such clinical supply of finished product and all supplies of API for solithromycin for any purpose, other than the manufacture of products for commercial sale in Japan, at prices equal to our costs. All API for solithromycin supplied by us to Toyama for use in the manufacture of finished product for commercial sale in Japan will be ordered from us at prices determined by our manufacturing costs, and which may, depending on such costs, equal, exceed, or be less than such costs. Either party may terminate the supply agreement for uncured material breach or insolvency of the other party, with Toyama’s right to terminate for our breach subject to certain further conditions in the case of our failure to supply API for solithromycin or clinical supply, but otherwise the supply agreement will continue until the expiration or termination of the license agreement.

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

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Direct research and development expense by program:
Solithromycin	$9,953	$15,891
Fusidic acid	2,016	2,044
Macrolide research	90	1,007
Research and development personnel cost	3,278	4,220
Total direct research and development expense	15,337	23,162
Indirect research and development expense	73	367
Total research and development expense	$15,410	$23,529

The successful development of our clinical and pre-clinical product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our clinical or pre-clinical product candidates or the period, if any, in which material net cash inflows from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress, expense and results of our ongoing, as well as any additional, clinical trials required and other research and development activities;
•	future clinical trial costs and results;
•	the costs and the timing of our regulatory submissions and any regulatory approvals; and
•	changes in regulations governing drug approval, manufacturing, marketing and reimbursement.

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

We have completed two pivotal trials for solithromycin in CABP, including one with oral solithromycin and one with IV solithromycin progressing to oral solithromycin. We also are conducting a Phase 2/3 trial for solithromycin in pediatric patients with CABP which is funded by BARDA.

While we are conducting an exploratory study of fusidic acid for long-term suppressive therapy of refractory bone and joint infections, including PJI, we have recently concluded our Phase 3 trial for fusidic acid in ABSSSI.  We expect our research and development expenses to temporarily trend lower. However, following our discussions with the FDA with respect to the approval path for fusidic acid and solithromycin, we could decide to increase our research and development expenses.

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

Our significant accounting policies are described in more detail in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 that we filed with the U.S. Securities and Exchange Commission, or SEC, on February 28, 2017.  We believe the following accounting policies to be most critical to the judgments and estimates used in preparation of our financial statements and such policies have been reviewed and discussed with our audit committee.

Research and Development Prepaids and Accruals

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, consultants and clinical site agreements in connection with our research and development efforts. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts.

Our objective is to reflect the appropriate research and development expenses in our financial statements by matching those expenses with the period in which services and efforts are expended.  We account for these expenses according to the progress of our research and development efforts.  We determine prepaid and accrual estimates through reviewing open contracts and purchase orders, communicating with applicable vendor personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our prepaid and accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. If the actual timing of the performance of services or the level of effort varies from our estimate, we will adjust the accrual accordingly.  If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. We do not currently anticipate the future settlement of existing accruals to differ materially from our estimates.

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

Valuation of Financial Instruments

Share-Based Compensation

In accordance with Accounting Standards Codification, or ASC, Topic 718, Stock Compensation, as modified or supplemented, issued by the Financial Accounting Standard Board, or FASB, we measure compensation cost for share-based payment awards granted to employees and non-employee directors at fair value using the Black-Scholes option-pricing model. We recognize compensation expense on a straight-line basis over the service period for awards expected to vest. Share-based compensation cost related to share-based payment awards granted to non-employees is adjusted each reporting period for changes in the fair value of our shares until the measurement date. The measurement date is generally considered to be the date when all services have been rendered or the date that options are fully vested.

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

Results of Operations

The following table summarizes the results of our operations for the three-month periods ended March 31, 2017 and 2016, together with the changes in those items in dollars:

	Three Months Ended March 31,		Dollar
	2017	2016	Change
	(In thousands)
Revenue
Contract research	$4,872	$2,679	$2,193
Total revenue	4,872	2,679	2,193

Research and development expense (1)	15,410	23,529	(8,119)
General and administrative expense (1)	8,765	8,324	441
Restructuring	3,553	-	3,553
Other expense, net	32	232	(200)

(1) Includes the following share-based compensation expenses:
Research and development expense	$861	$740	$121
General and administrative expense	1,375	1,625	(250)

Comparison of the Three Months Ended March 31, 2017 and March 31, 2016

Contract revenue

For the three months ended March 31, 2017, contract research revenue increased $2.2 million compared to the three months ended March 31, 2016 due to increased activity in the third option period of the BARDA contract.  We expect contract research revenue to begin to decrease somewhat as activity in the second option period of the BARDA contract winds down.

Research and Development Expense

For the three months ended March 31, 2017, our research and development expense decreased $8.1 million compared to the three months ended March 31, 2016. The decrease is primarily related to the following:

•	a decrease in regulatory expenses of $9.0 million primarily related to the NDA expenses incurred during 2016;
•	a decrease of employee costs of $0.9 million related to the reduction in headcount as a result of the delay of our planned commercial launch of solithromycin;
•	a decrease of $0.5 million in the purchase of solithromycin API ordered for commercial quantities;
•	a decrease in professional services related expenses of $0.2 million due to the delay of our planned commercial launch of solithromycin; and
•	an increase in BARDA related expenses of $2.5 million related to the commencement of the third option period in the second quarter of 2016.

General and Administrative Expense

General and administrative expense increased $0.4 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.  There was an increase in employee costs of $1.1 million as the result of an increased headcount compared to the same period last year, before the reduction in workforce, which was offset by a decrease in professional services of $0.7 million related to the delay of our planned commercial launch of solithromycin.

Restructuring

In February 2017, as a consequence of the solithromycin complete response letter we received from the FDA, and subsequent discussions with the FDA, resulting in the delay of the potential approval of solithromycin, we initiated companywide cost and personnel reductions.  These actions resulted in an approximately 67% reduction in our workforce from 136 to 45 employees, and significant reductions in external spending related to commercial preparedness and non-essential activities.  We also vacated two of the leased office suites that were no longer necessary for our operations.  As a result of these decisions, we recorded a one-time charge of $3.6 million.

Other Expense, Net

Other expense decreased by $0.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to an increased balance and a higher rate of return on cash equivalents, as well as a lower interest rate and lower balance on the July 2015 Note.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception through March 31, 2017, we have funded our operations principally with $618.6 million from the sale of debt and equity instruments (common and preferred), $44.1 million of research funding from our BARDA contract, and $40.0 million of licensing and milestone payments. As of March 31, 2017, we had cash and equivalents to fund operations of approximately $202.8 million.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$(27,240)	$(24,176)
Financing activities	(1,550)	94,020
Net increase in cash and equivalents	$(28,790)	$69,844

Operating Activities. Cash used in operating activities of $27.2 million for the three months ended March 31, 2017 was primarily a result of our $22.9 million net loss and cash used in changes in operating assets and liabilities of $6.6 million, partially offset by non-cash items of $2.3 million. Cash used in operating activities of $24.2 million for the three months ended March 31, 2016 was primarily a result of our $29.4 million net loss offset by changes in operating assets and liabilities of $2.8 million and non-cash items of $2.4 million.

Financing Activities. Net cash used in financing activities of $1.6 million for the three months ended March 31, 2017 was the result of $1.7 million in payment of long-term debt reduced by $0.1 million in proceeds from the exercise of stock options. Net cash provided by financing activities of $94.0 million for the three months ended March 31, 2016 consisted of net proceeds of $93.8 million from the January 2016 public offering of common stock, and $0.2 million of proceeds from the exercise of stock options.

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

Our future capital requirements will depend on many factors, including:

•

the scope, progress costs, and results of pre-clinical development, laboratory testing and clinical trials for any of our product candidates including any pre- or post-approval safety studies for solithromycin and any additional clinical trials for fusidic acid;

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

During the three months ended March 31, 2017, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those specified in our 2016 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers.  This new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP.  The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance.  This guidance, as amended by ASU 2015-14, is effective for fiscal years and interim periods within those years beginning after December 15, 2017, which is effective for us for the year ending December 31, 2018.  In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations.  In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies an entity’s identification of its performance obligations in a contract.  The update also clarifies the guidance regarding an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time.  In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which amends the guidance in the new revenue standard on collectability, non-cash consideration, presentation of sales tax, and transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers which increases shareholders’ awareness of the proposals and expedites improvements to Update 2014-09.  The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These pronouncements have the same effective date as the new revenue standard.

We have evaluated the contract research agreement with BARDA, and do not anticipate a material impact on our consolidated financial statements.  We are currently evaluating the license agreement with Toyama to determine the impact that the implementation of this standard will have on our consolidated financial statements, if any. We plan to use the full retrospective method of adoption effective January 1, 2018.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation.  The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted this guidance as of January 1, 2017.  As of December 31, 2016, we had accumulated excess tax benefits from temporary differences in the amount and timing of stock compensation expense and deductions on our income tax return from the award compensation that reduces the net operating loss deferred tax asset.  We provided a full valuation allowance against our net deferred tax assets since it has been determined that it is more likely than not that all of the deferred tax assets will not be realized. Upon implementation of this standard, the stock compensation excess tax benefit will be eliminated, resulting in an increase to the net operating loss deferred tax asset, with an increase in the valuation allowance of the same. The implementation of this standard has no impact on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the quarter ended March 31, 2017. For additional information regarding market risk, refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2016 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act), are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Acting Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Acting Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide the reasonable assurance discussed above.

Changes in Internal Control over Financial Reporting

No change to our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 except the additional detailed risk as set forth below.

If we effect a transaction that we believe will offer the best use of our resources and clinical programs to deliver value to patients and shareholders, the transaction may not deliver the expected benefits, which may adversely affect our operating results and business.

In February 2017, as a consequence of the solithromycin CRL we received, and subsequent discussions with the FDA, resulting in the delay of the potential approval of solithromycin, we began and are actively pursuing, and have engaged Morgan Stanley to assist us in, a process to evaluate and assess external late-stage assets and other potential strategic business opportunities to determine the best use of our significant cash resources and late stage clinical programs to deliver value to patients and shareholders through internal and/or potential external opportunities.  While there can be no assurance that any transaction will result, if we were to consummate a strategic transaction, it might not yield the benefits we anticipate. There are various uncertainties and risks relating to realizing the benefits anticipated from any strategic transaction, including:

•	expected benefits may not be successfully achieved for any number of reasons, including a failure to successfully combine operations resulting from the transaction;
•

our cash resources could be used more rapidly than anticipated and we may pursue other opportunities post-transaction that could adversely affect the planned development of our current product candidates; and

•	we might lose employees post-transaction that could adversely affect the planned development of our current product candidates and the operations of our company.

Item 6. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Filed	Exhibit Number	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	Financials in XBRL format.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEMPRA, INC.

Dated: April 28, 2017	By:	/s/ David S. Zaccardelli, Pharm.D.
David S. Zaccardelli, Pharm.D.
Acting Chief Executive Officer

Dated: April 28, 2017	By:	/s/ Mark W. Hahn
Mark W. Hahn
Chief Financial Officer