Form 10-Q
period 2017-06-30
CEMPRA, INC.
filed 2017-08-09
CIK 1461993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 2, 2017 there were 52,507,426 shares of the registrant’s common stock, $0.001 par value, outstanding.

CEMPRA, INC.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CEMPRA, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2017	2016

Assets
Current assets
Cash and equivalents	$187,005	$231,553
Receivables	2,413	6,162
Prepaid expenses	1,014	579
Total current assets	190,432	238,294
Furniture, fixtures and equipment, net	33	48
Deposits	83	173
Total assets	$190,548	$238,515
Liabilities
Current liabilities
Accounts payable	$6,752	$15,657
Accrued expenses	1,408	2,929
Accrued payroll and benefits	986	4,267
Current portion of long-term debt	6,667	6,667
Total current liabilities	15,813	29,520
Deferred revenue	16,987	16,987
Long-term debt	5,342	8,660
Total liabilities	38,142	55,167
Commitments and contingencies (Notes 4 and 8)
Shareholders' Equity
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2017 and December 31, 2016	-	-
Common stock; $.001 par value; 80,000,000 shares authorized; 52,507,426 and 52,392,905 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	53	52
Additional paid-in capital	624,491	620,279
Accumulated deficit	(472,138)	(436,983)
Total shareholders’ equity	152,406	183,348
Total liabilities and shareholders’ equity	$190,548	$238,515

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue
Contract research	$860	$3,420	$5,732	$6,099
Total revenue	860	3,420	5,732	6,099
Operating expenses
Research and development	8,545	16,018	23,955	39,547
General and administrative	4,659	11,988	13,424	20,312
Restructuring	-	-	3,553	-
Total operating expenses	13,204	28,006	40,932	59,859
Loss from operations	(12,344)	(24,586)	(35,200)	(53,760)
Other income (expense)
Interest income	303	104	514	202
Interest expense	(226)	(323)	(469)	(653)
Other income (expense), net	77	(219)	45	(451)
Net loss	$(12,267)	$(24,805)	$(35,155)	$(54,211)
Basic and diluted net loss per share	$(0.23)	$(0.51)	$(0.67)	$(1.12)
Basic and diluted weighted average shares outstanding	52,498,046	48,897,740	52,451,237	48,375,420

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016

Operating activities
Net loss	$(35,155)	$(54,211)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	15	30
Share-based compensation	3,959	5,040
Amortization of debt issuance costs	15	29
Changes in operating assets and liabilities
Receivables	3,749	3,608
Prepaid expenses	(435)	(750)
Deposits	90	(145)
Accounts payable	(8,905)	4,899
Accrued expenses	(1,521)	(243)
Accrued payroll and benefits	(3,281)	(111)
Net cash used in operating activities	(41,469)	(41,854)
Investing activities
Purchases of furniture, fixtures and equipment	-	(9)
Net cash used in investing activities	-	(9)
Financing activities
Payment of long-term debt	(3,333)	(1,111)
Proceeds from exercise of stock options	254	333
Proceeds from issuance of common stock, net of underwriting discounts	-	139,904
Payment of offering costs	-	(284)
Net cash (used in) provided by financing activities	(3,079)	138,842
Net change in cash and equivalents	(44,548)	96,979
Cash and equivalents at beginning of the period	231,553	153,765
Cash and equivalents at end of the period	$187,005	$250,744
Supplemental cash flow information
Cash paid for interest	$468	$625

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

June 30, 2017

Notes to Consolidated Financial Statements

(Unaudited)

1. Description of Business

Cempra, Inc. (the “Company” or “Cempra”) is the successor entity of Cempra Pharmaceuticals, Inc. which was incorporated on November 18, 2005 and commenced operations in January 2006. Cempra is located in Chapel Hill, North Carolina, and is a pharmaceutical company focused on developing differentiated anti-infectives for acute care and community settings to meet critical medical needs in the treatment of infectious diseases.

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

Unaudited Interim Financial Data

The accompanying interim consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2016 contained in the Company’s Annual Report on Form 10-K. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the Company’s financial position as of June 30, 2017 and the results of operations and cash flows for the three and six-months ended June 30, 2017 and 2016. The December 31, 2016 consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures including notes required by U.S. GAAP for complete financial statements.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Receivables

Receivables consist of amounts billed and amounts earned but unbilled under the Company’s contract with the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (“BARDA”). Receivables under the BARDA contract are recorded as qualifying research activities are conducted and invoices from the Company’s vendors are received. Unbilled receivables are also recorded based upon work estimated to be complete for which the Company has not received vendor invoices. The Company carries its accounts receivable less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance based on its history of collections and write-offs and the current status of all receivables. The Company does not accrue interest on trade receivables. If accounts become uncollectible, they will be written off through a charge to the allowance for doubtful accounts. The Company has not recorded an allowance for doubtful accounts as management believes all receivables are fully collectible.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation.  This new guidance provides clarity and reduces both diversity and complexity to the terms or conditions of a share-based payment award. This new guidance is effective for fiscal years beginning after December 15, 2017.  The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s consolidated financial statements.

3. Fair Value of Financial Instruments

The carrying values of cash and equivalents, receivables, prepaid expenses, and accounts payable at June 30, 2017 approximated their fair values due to the short-term nature of these items.

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

At June 30, 2017 and December 31, 2016, the Company held money market funds classified as Level 1 financial instruments of $181.1 million and $228.5 million, respectively.  The carrying value of the Term Loan (defined and discussed in Note 7), which is classified as a Level 2 liability, approximates its fair value.  At June 30, 2017, the carrying value was $12.0 million.  There were no transfers between levels of the fair value hierarchy for any assets or liabilities measured at fair value in the six months ended June 30, 2017.

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

BARDA exercised the second option in November 2014.  The value of the second option work segment is approximately $16.0 million and the estimated period of performance is November 2014 through August 2017, which was extended in June 2017 from the amended June 2017 date at the Company’s request to allow more time to deliver the completed work product.  This extension will not increase the cost of the work to be performed under the option nor does it change any other terms or provisions of the BARDA contract, including timeframes for other work options.

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

Under the agreement, the Company is reimbursed and recognizes revenue as allowable costs are incurred plus a portion of the fixed-fee earned. The Company considers fixed-fees under cost reimbursable agreements to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated agreement costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed. Since inception of the agreement through June 30, 2017, the Company has recognized $44.9 million in revenue under this agreement.

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

As part of the license agreement, Toyama and the Company also entered into a supply agreement, whereby the Company will be the exclusive supplier (with certain limitations) to Toyama and its sublicensees of API for solithromycin for use in licensed products in Japan, as well as the exclusive supplier to Toyama and its sublicensees of finished forms of solithromycin to be used in Phase 1 and Phase 2 clinical trials in Japan. Pursuant to the supply agreement, which is an exhibit to the license agreement, Toyama will pay the Company for such clinical supply of finished product and all supplies of API for solithromycin for any purpose, other than the manufacture of products for commercial sale in Japan, at prices equal to the Company’s cost. All API for solithromycin supplied by the Company to Toyama for use in the manufacture of finished product for commercial sale in Japan will be ordered from the Company at prices determined by the Company’s manufacturing costs, and which may, depending on such costs, equal, exceed, or be less than such costs. Either party may terminate the supply agreement for uncured material breach or insolvency of the other party, with Toyama’s right to terminate for the Company’s breach subject to certain further conditions in the case of the Company’s failure to supply API for solithromycin or clinical supply, but otherwise the supply agreement will continue until the expiration or termination of the license agreement.  Since inception of the agreement through June 30, 2017, the Company has recognized $6.1 million in revenue under this agreement.

The Company has determined that there are six deliverables under this agreement including (1) the license to develop and commercialize solithromycin in Japan, (2) the obligation of the Company to conduct Phase 3 studies and obtain regulatory approval in the United States and one other territory, (3) participation in a Joint Development Committee (“JDC”), (4) participation in a Joint Commercialization Committee (“JCC”), (5) the right to use the Company’s trademark, and (6) a supply agreement. The amounts received under the license agreement have been allocated to the deliverables based on their relative fair values and will be recognized into income when the revenue recognition criteria have been achieved.

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

In June 2017, the Company entered into a Settlement Agreement with Macrolide Pharmaceuticals, Inc. to terminate the Option and License Agreement and paid the settlement payment of $0.2 million.

5. Receivables

Receivables consist of amounts billed and amounts earned but unbilled under the Company’s contract with BARDA. At June 30, 2017, the Company’s receivables consisted primarily of earned but unbilled receivables under the BARDA agreement.

6. Accrued Expenses

Accrued expenses are comprised of the following as of (in thousands):

	June 30,	December 31,
	2017	2016
Accrued severance	$1,044	$1,999
Other accrued expenses	87	50
Deferred rent	82	85
Accrued interest	66	80
Franchise tax	65	570
Lease liability	64	-
Accrued professional fees	-	145
Total accrued expenses	$1,408	$2,929

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

Amounts borrowed under the Term Loan may be repaid and reborrowed at any time without penalty or premium.  The Term Loan was interest-only through April 30, 2016, followed by an amortization period of 36 months of equal monthly payments of principal plus interest, beginning on May 1, 2016 and continuing on the same day of each month thereafter until paid in full.  Any amounts borrowed under the Term Loan will bear interest at a floating interest rate equal to the 30 Day LIBOR rate plus 5.2%.  Amounts available to be borrowed under the Revolver may also be repaid and reborrowed at any time without penalty or premium prior to December 31, 2017, at which time all advances under the Revolver shall be immediately due and payable in full.  Any amounts borrowed under the Revolver will bear interest at the 30 Day LIBOR rate plus 4.2%.  Once available, the Revolver is subject to an annual unused facility fee equal to 0.25%.  Under the Loan and Security Agreement, the Company is subject to certain covenants including maintaining a minimum unrestricted cash balance of $15.0 million and continuing the development or commercially launching solithromycin.  The Company was in compliance with all covenants at June 30, 2017.

8. Commitments and Contingencies

Legal Proceedings

On November 4, 2016, a securities class action lawsuit was commenced in the United States District Court, Middle District of North Carolina, Durham Division, naming the Company and certain of the Company’s officers as defendants, and alleging violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the defendants between May 1, 2016 and November 1, 2016 (the “Class Period”). The plaintiff seeks to represent a class comprised of purchasers of the Company’s common stock during the Class Period and seeks damages, costs and expenses and such other relief as determined by the Court. Two substantially similar lawsuits were filed in the United States District Court, Middle District of North Carolina on November 22, 2016 and December 30, 2016, respectively, seeking to assert claims on behalf of all purchasers of the Company's common stock from July 7, 2015 through December 29, 2016, inclusive. Pursuant to the Private Securities Litigation Reform Act, on July 6, 2017, the court consolidated the three lawsuits into a single action and appointed a lead plaintiff and co-lead counsel in the consolidated case. Plaintiffs have until August 16, 2017 to file a consolidated amended complaint. The Company believes it has meritorious defenses and intends to defend the lawsuits vigorously. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.

On December 21, 2016, a shareholder derivative lawsuit was commenced in the North Carolina Durham County Superior Court, naming certain of the Company’s former and current officers and directors as defendants and the Company as a nominal defendant, and asserting claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and corporate waste.  A substantially similar lawsuit was filed in the North Carolina Durham County Superior Court on February 16, 2017. The complaints are based on similar allegations as asserted in the putative securities class action described above, and seeks unspecified damages and attorneys' fees. Both cases were served and transferred to the North Carolina Business Court as mandatory complex business cases. The Business Court has consolidated the two derivative cases into a single action and appointed lead counsel in the consolidated case.  On July 6, 2017, the court entered an order staying the consolidated action pending resolution of the putative securities class action.

On August 3, 2017, a shareholder derivative lawsuit was commenced in the Court of Chancery of the State of Delaware, naming certain of the Company's former and current officers and directors as defendants and the Company as nominal defendant, and asserting claims for breach of fiduciary duty, unjust enrichment, and corporate waste. The complaint is based on similar allegations as asserted in the putative securities class action described above, and seeks unspecified damages and attorneys' fees. The complaint has not yet been served.  It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.

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

The Company began the sale of ATM shares in May 2016 and through July 2016 the Company sold 4,140,307 shares of common stock under the Sales Agreement resulting in net proceeds of $75.1 million after deducting commissions and expenses of $2.3 million. The Company has not sold any shares under the ATM since July 2016.

During the first six months of 2017, the Company issued 114,521 shares of common stock at a weighted average exercise price of $2.21 per share upon the exercise of option grants.

The following table presents common stock reserved for future issuance for the following equity instruments as of June 30, 2017:

Warrants to purchase common stock	94,912
Outstanding stock options	4,269,015
Outstanding restricted stock units	1,143,000
Available for future grants under the 2011 Equity Incentive Plan	3,303,756
Total common stock reserved for future issuance	8,810,683

10. Stock Option Plans

The Company adopted the 2006 Stock Plan (the “2006 Plan”) in January 2006. The 2006 Plan provided for the granting of incentive share options, nonqualified share options and restricted shares to Company employees, representatives and consultants. As of June 30, 2017, there were options for an aggregate of 341,854 shares issued and outstanding under the 2006 Plan.

The Company’s board of directors and stockholders adopted the 2011 Equity Incentive Plan (the “2011 Plan”) in October 2011, which, as amended, authorizes the issuance of up to 8,697,451 shares under the 2011 Plan, and provides for an automatic annual increase in the number of shares of common stock reserved for issuance thereunder in the amount of 4% of the shares of common stock outstanding on December 31 of the preceding year. As of June 30, 2017, there were 3,303,756 options available under the 2011 Plan for future grant.

Upon adoption of the 2011 Plan, the Company eliminated the authorization for any unissued shares previously reserved under the Company’s 2006 Plan. The stock awards previously issued under the 2006 Plan remain in effect in accordance with the terms of the 2006 Plan.

The following table summarizes the Company’s 2006 and 2011 Plan stock option activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value (1)
Outstanding - December 31, 2016	3,784,346	$16.26
Granted	1,921,750	3.08
Exercised	(114,521)	2.21
Forfeited	(958,869)	13.75
Expired	(363,691)	16.25
Outstanding - June 30, 2017	4,269,015	11.27	7.30	$3,041,618
Exercisable - June 30, 2017	2,437,111	12.52	5.92	$1,176,561
Vested and expected to vest at June 30, 2017 (2)	4,130,528	$11.44	7.23	$2,862,702

(1)	Intrinsic value is the excess of the fair value of the underlying common shares as of June 30, 2017 over the weighted-average exercise price.
(2)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.

The following table summarizes certain information about all stock options outstanding as of June 30, 2017:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Remaining Contractual Term (in years)
$2.09 - $3.15	1,782,017	8.13	563,521	4.98
$3.95 - $6.63	261,598	5.98	237,640	5.58
$6.64 - $12.38	665,384	6.07	596,815	5.71
$12.79 - $19.25	507,558	5.82	389,808	5.40
$22.77 - $34.49	1,032,708	7.69	636,811	7.34
$35.29 - $43.43	19,750	8.07	12,516	8.07
	4,269,015		2,437,111

During the three-month periods ended June 30, 2017 and 2016, the Company recorded $1.8 million and $2.7 million in share-based compensation expense, respectively.  During the six-month periods ended June 30, 2017 and 2016, the Company recorded $4.0 million and $5.0 million in share-based compensation expense, respectively.  As of June 30, 2017, approximately $7.1 million of total unrecognized compensation cost related to unvested share options is expected to be recognized over a weighted-average period of 2.53 years.

In 2016, the Company began issuing time-vested Restricted Stock Units (RSUs) from the 2011 Plan to certain employees, subject to continuous service with the Company at the vesting time. When vested, the RSU represents the right to be issued the number of shares of the Company’s common stock that is equal to the number of RSUs granted.

A summary of the activity related to the Company’s RSUs is as follows:

	Number of	Weighted
	Restricted	Average
	Stock Units	Grant-Date
	Outstanding	Fair Value
Balance - December 31, 2016	50,000	$7.70
Granted	1,283,000	3.12
Vested	-	-
Forfeited	(190,000)	3.08
Expired	-	-
Balance - June 30, 2017	1,143,000	3.32

11. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2017 as the Company incurred losses for the six-month period ended June 30, 2017 and is forecasting additional losses through the fourth quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2017. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Warrants outstanding	94,912	94,912	94,912	94,912
Stock options outstanding	4,541,853	3,491,764	4,768,521	3,472,815
Restricted stock units outstanding	1,061,394	-	986,901	-
	5,698,159	3,586,676	5,850,334	3,567,727

13. Subsequent Event

On August 8, 2017, the Company entered into a definitive agreement with Melinta Therapeutics Inc. (“Melinta”) under which Melinta will merge with a subsidiary of Cempra. Immediately following the closing of this transaction, Melinta’s shareholders are expected to own approximately 52% of the Company’s outstanding common stock. Consummation of this transaction is subject to certain closing conditions, including, among other things, approval by the Company’s shareholders. The merger agreement contains certain termination rights for both the Company and Melinta, and further provides that, upon termination of the agreement under specified circumstances, the Company may be required to pay Melinta a termination fee of $7.9 million and reimburse certain expenses incurred by Melinta not to exceed $2.0 million, or Melinta may be required to pay the Company a termination fee of $7.9 million. This merger is expected to create a NASDAQ-listed company committed to discovering, developing and commercializing important anti-infective therapies for patients and physicians in areas of significant need. There can be no assurances that the transaction will be consummated.

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

Overview

We are a clinical-stage pharmaceutical company focused on developing differentiated anti-infectives for the acute care and community settings to meet critical medical needs in the treatment of bacterial infectious diseases. Our lead product, solithromycin, has completed two Phase 3 clinical trials, for which we submitted new drug applications, or NDAs, for both oral and IV formulations for the treatment of community acquired bacterial pneumonia, or CABP, in April 2016. In anticipation of potential approval on our PDUFA dates, throughout 2015 and 2016, we began preparations for potential commercial launch including building the commercial leadership team and implementing systems and processes to support the potential launch of solithromycin.  In December 2016, we received a complete response letter, or CRL, from the U.S. Food and Drug Administration, or FDA, on our NDAs. The CRL stated that the FDA could not approve the NDAs in their present form and noted that additional clinical safety information and the satisfactory resolution of manufacturing facility inspection deficiencies were required before the NDAs may be approved.  We met with the FDA in February 2017 to discuss the CRL and the FDA reiterated their request for additional clinical safety data prior to approval. Importantly, the FDA has agreed that the efficacy of solithromycin has been established. Based on input from the FDA at the meeting, we have developed and provided to the FDA a protocol that includes safety data from 6,000 CABP patients treated with solithromycin at the time we respond to the CRL. Data from an additional 3,000 CABP patients treated with solithromycin would be provided subsequently including in the post approval period. The study will evaluate oral solithromycin with a 5-day treatment regimen, with the goal of enhancing enrollment efficiency and solithromycin safety. The 5-day course of treatment with oral solithromycin excludes selected concomitant medications. Additional safety data for intravenous solithromycin would need to be provided under a separate study to be discussed with the FDA.

We are seeking non-dilutive funding to support the execution of the study and as noted, would plan to seek an initial approval with our oral formulation of solithromycin.  To achieve potential approval, our response to the CRL would also need to address the manufacturing items noted in our CRL.  We are working with our manufacturing partners to address these items and believe that the time required to accumulate clinical safety data in an additional 6,000 oral solithromycin patients will be the rate-limiting step in our timeline to respond to the CRL. In March 2017, we announced the withdrawal of our previously filed marketing authorization application seeking European Medicines Agency, or EMA, approval of oral capsule and intravenous formulations of solithromycin for the treatment of CABP in adults.  This action enabled us to conserve considerable financial resources, and to align our strategy to provide additional data to both the EMA and FDA to support potential approval.

Enrollment in the Phase 2/3 study of solithromycin in pediatric patients began in late 2016 and is ongoing.  We have also completed and reported results of a Phase 3 trial of solithromycin for treatment of uncomplicated gonorrhea in adults. We anticipate submitting a request for a pre-IND meeting with the FDA for ophthalmic solithromycin by the end of 2017.

Our second product, fusidic acid, is an antibiotic that has been used for decades outside the U.S., including in Western Europe, but has never been approved in the U.S. We have recently completed a successful Phase 3 study evaluating fusidic acid as an oral treatment of acute bacterial skin and skin structure infections, or ABSSSI, which are frequently caused by methicillin-resistant Staphylococcus aureus, or MRSA. Based on the results of this study, we discussed with the FDA in the second quarter the next steps required to bring fusidic acid to patients in the United States.  The FDA has agreed that a second Phase 3 study with similar design to the first successfully completed Phase 3 study could support potential approval of fusidic acid in patients with ABSSSI.  We are also exploring the potential use of fusidic acid for the long-term oral treatment of refractory bone and joint infections, or BJI, including prosthetic joint infections, or PJI, caused by staphylococci, including S. aureus and MRSA. Currently, there is no optimal oral, chronic antibiotic for treating these infections.

In February 2017, as a consequence of the solithromycin CRL resulting in the delay of the potential approval of solithromycin, we initiated companywide cost and personnel reductions.  These actions have resulted in an approximately 67% reduction in our workforce from 136 to 45 employees, and significant reductions in external spending related to commercial preparedness and non-essential activities.  The principal objective of the reductions was to enable us to conserve our financial resources as we evaluate our path forward with our existing pipeline and potential business development opportunities.  In connection with the reduction we also vacated two of our leased office spaces. We recorded a one-time charge of $3.6 million related to these cost-saving actions.

As we progress our internal programs, we also engaged Morgan Stanley to assist us in a process to evaluate and assess external late-stage assets and other potential strategic business opportunities to determine the best use of our cash resources and late stage clinical programs. Throughout this strategic process, our goal has been to identify the optimal path to deliver value to shareholders through internal and/or potential external opportunities. We have carefully evaluated and discussed potential strategic business opportunities with many companies and on August 8, we entered into a definitive agreement under which Melinta Therapeutics will merge with a subsidiary of Cempra. The merger is expected to create a NASDAQ-listed company committed to discovering, developing and commercializing important anti-infective therapies for patients and physicians in areas of significant need. Further details regarding the proposed transaction will be included with a Current Report on Form 8-K to be filed with the SEC.

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

BARDA exercised the second option in November 2014. The value of the second option work segment is approximately $16.0 million and the estimated period of performance is November 2014 through August 2017, which was extended in June 2017 from the amended June 2017 date at our request to allow more time to deliver the completed work product.  This extension will not increase the cost of the work to be performed under the option nor does it change any other terms or provisions of the BARDA contract, including timeframes for other work options.

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

Under the agreement, we are reimbursed and recognize revenue as allowable costs are incurred plus a portion of the fixed-fee earned.  We consider fixed-fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated contract costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed.  Since inception of the agreement through June 30, 2017, we recognized $44.9 million in revenue under this agreement.

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

Following execution of the agreement, we received a $10.0 million upfront payment from Toyama. Toyama is also obligated to pay us up to an aggregate of $60.0 million in milestone payments, depending on the achievement of various regulatory, patent, development and commercial milestones. The first of these milestones was achieved in the third quarter of 2014 for which we received a payment of $10.0 million from Toyama.  The second $10.0 million milestone was recognized in the first quarter of 2015 based on the Japan Patent Office issuing a Decision of Allowance for our patent covering certain crystal forms of solithromycin in Japan.  We received payment for the second milestone in April 2015.  In October 2016, we received the third $10.0 million milestone which was triggered by Toyama’s decision to progress to a Phase 3 trial of solithromycin in Japan following successful completion of a Phase 2 trial.  Toyama must also pay us a royalty equal to a low-to-high first double decimal digit percentage of net sales, subject to downward adjustment in certain circumstances. Cumulatively, through June 30, 2017, we have recognized $23.0 million in revenue under this agreement with the remaining $17.0 million received being recorded as deferred revenue.  Substantially all of this deferred revenue would be recognized upon FDA approval of solithromycin in the United States and subsequent commercial launch in the United States and one additional country. As part of the license agreement, we also entered into a supply agreement with Toyama, whereby we will be the exclusive supplier (with certain limitations) to Toyama and its sublicensees of API for solithromycin for use in licensed products in Japan, as well as the exclusive supplier to Toyama and its sublicensees of finished forms of solithromycin to be used in its clinical trials in Japan. Pursuant to the supply agreement, Toyama will pay us for such clinical supply of finished product and all supplies of API for solithromycin for any purpose, other than the manufacture of products for commercial sale in Japan, at prices equal to our costs. All API for solithromycin supplied by us to Toyama for use in the manufacture of finished product for commercial sale in Japan will be ordered from us at prices determined by our manufacturing costs, and which may, depending on such costs, equal, exceed, or be less than such costs. Either party may terminate the supply agreement for uncured material breach or insolvency of the other party, with Toyama’s right to terminate for our breach subject to certain further conditions in the case of our failure to supply API for solithromycin or clinical supply, but otherwise the supply agreement will continue until the expiration or termination of the license agreement.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and related clinical trial fees. Our internal resources, employees and infrastructure are not directly tied to any individual research project and are typically deployed across multiple projects. Through our clinical development programs, we are advancing solithromycin and fusidic acid in parallel primarily for the treatment of CABP (for solithromycin) and ABSSSI and refractory bone and joint infections (for fusidic acid) as well as for other indications. Through our pre-clinical development programs, we are seeking to develop macrolide product candidates for non-antibacterial indications. The following table sets forth costs incurred on a program-specific basis for solithromycin and fusidic acid, excluding personnel-related costs. Macrolide research includes costs for discovery programs. All employee-related expenses for those employees working in research and development functions are included in “Research and development personnel cost” in the table, including salary, bonus, employee benefits and share-based compensation. We do not allocate insurance or other indirect costs related to our research and development function to specific product candidates. Those expenses are included in “Indirect research and development expense” in the table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Direct research and development expense by program:
Solithromycin	$6,093	$8,016	$16,046	$23,907
Fusidic acid	158	3,249	2,174	5,293
Macrolide research	21	454	111	1,461
Research and development personnel cost	2,181	4,066	5,459	8,286
Total direct research and development expense	8,453	15,785	23,790	38,947
Indirect research and development expense	92	233	165	600
Total research and development expense	$8,545	$16,018	$23,955	$39,547

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

While we are conducting an exploratory study of fusidic acid for long-term suppressive therapy of refractory bone and joint infections, including PJI, we concluded our Phase 3 trial for fusidic acid in ABSSSI early in the first quarter of 2017.  We expect our research and development expenses to temporarily trend lower. However, pending completion of the strategic review process with Morgan Stanley, we plan to prioritize our future development efforts and we could decide to increase our research and development expenses.

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

Results of Operations

The following table summarizes the results of our operations for the three and six-month periods ended June 30, 2017 and 2016, together with the changes in those items in dollars:

	Three Months Ended June 30,		Dollar	Six Months Ended June 30,		Dollar
	2017	2016	Change	2017	2016	Change
	(In thousands)			(In thousands)
Revenue
Contract research	$860	$3,420	$(2,560)	$5,732	$6,099	$(367)
Total revenue	860	3,420	(2,560)	5,732	6,099	(367)

Research and development expense (1)	8,545	16,018	(7,473)	23,955	39,547	(15,592)
General and administrative expense (1)	4,659	11,988	(7,329)	13,424	20,312	(6,888)
Restructuring	-	-	-	3,553	-	3,553
Other income (expense), net	77	(219)	296	45	(451)	496

(1) Includes the following share-based compensation expenses:
Research and development expense	$738	$982	$(244)	$1,599	$1,722	$(123)
General and administrative expense	985	1,693	(708)	2,360	3,318	(958)

Comparison of the Three Months Ended June 30, 2017 and June 30, 2016

Contract revenue

For the three months ended June 30, 2017, contract research revenue decreased $2.6 million compared to the three months ended June 30, 2016 due to the completion of the first option period of the BARDA contract in the first quarter of 2017 and decreased activity in the second option period.  We expect contract research revenue to decrease somewhat as activity in the second option period of the BARDA contract continues to winds down.

Research and Development Expense

For the three months ended June 30, 2017, our research and development expense decreased $7.5 million compared to the three months ended June 30, 2016. The decrease is primarily related to the following:

•	a decrease in clinical expenses of $3.8 million due to the wrap-up of the phase 3 fusidic acid study for ABSSSI in the first quarter of 2017;
•	a decrease of employee costs of $1.9 million related to the reduction in headcount effected in the first quarter of 2017 as a result of the delay of our planned commercial launch of solithromycin;
•	a decrease in BARDA related expenses of $1.3 million due to decreased activity in the second option period;
•	a decrease in regulatory expenses of $1.0 million related to NDA expenses incurred during 2016;
•	a decrease of $0.4 million in expenses related to research for other potential indications of solithromycin; and
•	an increase of $0.9 million in purchases of API for Toyama’s clinical trials in Japan.

General and Administrative Expense

General and administrative expense decreased $7.3 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.  There was a decrease in employee costs of $3.1 million due to the reduction in workforce, as well as a decrease in professional services of $4.2 million as pre-commercialization activities during the second quarter of 2016 did not continue in the second quarter of 2017.

Other Income (Expense), Net

Other income increased by $0.3 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to a higher rate of return on cash equivalents, as well as a lower interest rate and lower balance on the July 2015 Note.

Comparison of the Six Months Ended June 30, 2017 and June 30, 2016

Contract revenue

For the six months ended June 30, 2017, contract research revenue decreased $0.4 million compared to the six months ended June 30, 2016 due to decreased activity in the second option period of the BARDA contract.  We expect contract research revenue for the balance of 2017 to decrease somewhat as activity in the second option period of the BARDA contract winds down and then increase as the 2017-2018 northern hemisphere CABP season begins to drive enrollment in the Phase 2/3 pediatric program.

Research and Development Expense

For the six months ended June 30, 2017, our research and development expense decreased $15.6 million compared to the six months ended June 30, 2016. The decrease is primarily related to the following:

•	a decrease in regulatory expenses of $10.0 million primarily related to the NDA expenses incurred during 2016;
•	a decrease in clinical expenses of $3.5 million primarily due to the wrap-up of the phase 3 fusidic acid study for ABSSSI in the first quarter of 2017;
•	a decrease of employee costs of $3.0 million related to the reduction in headcount effected in the first quarter of 2017 as a result of the delay of our planned commercial launch of solithromycin;
•	a decrease of $1.4 million in expenses related to research for other potential indications of solithromycin;
•	a decrease in professional services related expenses of $0.2 million due to the delay of our planned commercial launch of solithromycin;
•

an increase in BARDA related expenses for the third option period of $3.7 million partially offset by a decrease in the second option period of $2.5 million as the activities under the third option period were ramping up and the Phase 1b pediatric clinical trial activities of the second option period were substantially completed in early 2017.

•	an increase of $1.3 million in purchases of API for Toyama’s clinical trials in Japan.

General and Administrative Expense

General and administrative expense decreased $6.9 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.  There was a decrease in employee costs of $2.4 million due to the reduction in workforce, as well as a decrease in professional services of $4.5 million as pre-commercialization activities during 2016 did not continue in 2017.

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

Other Income (Expense), Net

Other income increased by $0.5 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 a higher rate of return on cash equivalents, as well as a lower interest rate and lower balance on the July 2015 Note.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception through June 30, 2017, we have funded our operations principally with $618.6 million from the sale of debt and equity instruments (common and preferred), $44.9 million of research funding from our BARDA contract, and $40.0 million of licensing and milestone payments. As of June 30, 2017, we had cash and equivalents to fund operations of approximately $187.0 million.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$(41,469)	$(41,854)
Investing activities	-	(9)
Financing activities	(3,079)	138,842
Net increase in cash and equivalents	$(44,548)	$96,979

Operating Activities. Cash used in operating activities of $41.5 million for the six months ended June 30, 2017 was primarily a result of our $35.2 million net loss and cash used in changes in operating assets and liabilities of $10.3 million, primarily a reduction in accounts payable and accrued expenses, partially offset by non-cash items of $4.0 million. Cash used in operating activities of $41.9 million for the six months ended June 30, 2016 was primarily a result of our $54.2 million net loss offset by changes in operating assets and liabilities of $7.2 million and non-cash items of $5.1 million.

Investing Activities. Net cash used in investing activities of $0 and $9,000 for the six months ended June 30, 2017 and 2016, respectively related to the purchases of equipment.

Financing Activities. Net cash used in financing activities of $3.1 million for the six months ended June 30, 2017 was the result of $3.3 million in payment of long-term debt reduced by $0.2 million in proceeds from the exercise of stock options. Net cash provided by financing activities of $138.8 million for the six months ended June 30, 2016 consisted of net proceeds of $93.8 million from the January 2016 public offering of common stock, $0.3 million of proceeds from the exercise of stock options and $45.8 million from the ATM Sales Agreement as reduced by $1.1 million in payment of long-term debt.

Funding Requirements

To date, we have not generated any product revenue from our clinical stage product candidates or from any other source. We do not know when, or if, we will generate any product revenue. We do not expect to generate product revenue unless and until we obtain marketing approval of and commercialize solithromycin and/or fusidic acid or any of our other product candidates. At the same time, we expect our expenses to increase if we continue the research, development and clinical trials of, and seek regulatory approval and engage in commercial readiness activities for, solithromycin and fusidic acid and our other product candidates. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We will need substantial additional funding in connection with our continuing operations.

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

•	the costs and timing of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;
•	the costs of commercial and clinical supplies of any of our drug candidates;
•	obtaining milestone payments from Toyama;
•	receipt of payments under the BARDA contract;
•	our ability to establish collaborations on favorable terms;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•	the acceptance in the medical community of any of our product candidates for which we receive approval;
•	revenue, if any, and the timing of the related payment, from the sale of our product candidates, should any receive regulatory approval;
•	obtaining a commercially viable price for any of our product candidates, should any receive regulatory approval;
•	the availability of adequate coverage and reimbursement from federal, state and private healthcare payors for any of our product candidates, should any receive regulatory approval;
•	reimbursement and medical policy changes that may adversely affect the pricing, profitability or commercial appeal of any of our product candidates, should any receive regulatory approval;
•	our ability to enter into any license agreements for the distribution of our product candidates outside the U.S.;
•	the extent to which we acquire or invest in businesses, products and technologies; and
•	our ability to obtain government or other third-party funding.

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

We will need additional financing to continue development activities to obtain regulatory approval of and to commercialize solithromycin, fusidic acid and our other product candidates.  We plan, as noted, to seek partners as well as equity or debt financings or other sources of third-party funding, including government grants to support the continued development and commercialization of solithromycin, fusidic acid and our other product candidates. If we are unable to raise additional funds when needed, whether on favorable terms or not, we may be required to delay, limit, reduce or terminate our development of our product candidates, or our commercialization efforts, or to grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

During the six months ended June 30, 2017, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those specified in our 2016 Annual Report on Form 10-K.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation.  This new guidance provides clarity and reduces both diversity and complexity to the terms or conditions of a share-based payment award. This new guidance is effective for fiscal years beginning after December 15, 2017.  We are currently evaluating the impact that the implementation of this standard will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the quarter ended June 30, 2017. For additional information regarding market risk, refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2016 Annual Report on Form 10-K.

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

CEMPRA, INC.

Dated: August 9, 2017	By:	/s/ David S. Zaccardelli, Pharm.D.
David S. Zaccardelli, Pharm.D.
Acting Chief Executive Officer

Dated: August 9, 2017	By:	/s/ Mark W. Hahn
Mark W. Hahn
Chief Financial Officer