Form 10-Q
period 2017-09-30
CEMPRA, INC.
filed 2017-11-02
CIK 1461993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 27, 2017 there were 52,512,385 shares of the registrant’s common stock, $0.001 par value, outstanding.

CEMPRA, INC.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CEMPRA, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets
Cash and equivalents	$176,134	$231,553
Receivables	2,803	6,162
Prepaid expenses	833	579
Total current assets	179,770	238,294
Furniture, fixtures and equipment, net	27	48
Deposits	83	173
Total assets	$179,880	$238,515
Liabilities
Current liabilities
Accounts payable	$6,665	$15,657
Accrued expenses	1,036	2,929
Accrued payroll and benefits	1,286	4,267
Current portion of long-term debt	6,667	6,667
Total current liabilities	15,654	29,520
Deferred revenue	16,987	16,987
Long-term debt	3,682	8,660
Total liabilities	36,323	55,167
Commitments and contingencies (Notes 4 and 8)
Shareholders' Equity
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2017 and December 31, 2016	-	-
Common stock; $.001 par value; 80,000,000 shares authorized; 52,509,281 and 52,392,905 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	53	52
Additional paid-in capital	626,001	620,279
Accumulated deficit	(482,497)	(436,983)
Total shareholders’ equity	143,557	183,348
Total liabilities and shareholders’ equity	$179,880	$238,515

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Contract research	$1,717	$3,972	$7,449	$10,071
Total revenue	1,717	3,972	7,449	10,071
Operating expenses
Research and development	4,383	21,096	28,338	60,643
General and administrative	7,867	15,021	21,291	35,333
Restructuring	-	-	3,553	-
Total operating expenses	12,250	36,117	53,182	95,976
Loss from operations	(10,533)	(32,145)	(45,733)	(85,905)
Other income (expense)
Interest income	382	128	896	330
Interest expense	(208)	(295)	(677)	(948)
Other income (expense), net	174	(167)	219	(618)
Net loss	$(10,359)	$(32,312)	$(45,514)	$(86,523)
Basic and diluted net loss per share	$(0.20)	$(0.62)	$(0.87)	$(1.74)
Basic and diluted weighted average shares outstanding	52,508,598	52,072,536	52,470,568	49,616,785

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(45,514)	$(86,523)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	21	40
Share-based compensation	5,464	7,518
Amortization of debt issuance costs	22	44
Changes in operating assets and liabilities
Receivables	3,359	3,108
Prepaid expenses	(254)	(219)
Deposits	90	(73)
Accounts payable	(8,992)	2,896
Accrued expenses	(1,893)	615
Accrued payroll and benefits	(2,981)	1,342
Net cash used in operating activities	(50,678)	(71,252)
Investing activities
Purchases of furniture, fixtures and equipment	-	(9)
Net cash used in investing activities	-	(9)
Financing activities
Payment of long-term debt	(5,000)	(2,779)
Proceeds from exercise of stock options	259	364
Proceeds from issuance of common stock, net of underwriting discounts	-	169,112
Payment of offering costs	-	(284)
Net cash (used in) provided by financing activities	(4,741)	166,413
Net change in cash and equivalents	(55,419)	95,152
Cash and equivalents at beginning of the period	231,553	153,765
Cash and equivalents at end of the period	$176,134	$248,917
Supplemental cash flow information
Cash paid for interest	$673	$916

The accompanying notes are an integral part of these consolidated financial statements

CEMPRA, INC.

September 30, 2017

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

In August 2017, the Company entered into an Agreement and Plan of Merger and Reorganization (“Merger Agreement”), with Melinta Therapeutics Inc. (“Melinta”). Under the terms of the Merger Agreement, shares of Melinta stock will be exchanged for Company shares whereby the current shareholders of Melinta will own approximately 52% of the Company’s stock after completion of the merger.  The exchange ratio is subject to adjustment based upon the following; (1) the Company’s net cash balance at the closing of the transaction, (2) incremental debt incurred by Melinta before the close of the transaction, and (3) amount of transaction-related expenses incurred by Melinta. Consummation of the transaction is subject to certain closing conditions, including, among other things, approval by the stockholders of the Company of the transactions contemplated by the Merger Agreement and related matters. The Merger Agreement contains certain termination rights for both the Company and Melinta, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Melinta a termination fee of $7.9 million and/or to reimburse certain expenses incurred by Melinta in an amount up to $2.0 million. The Company is expected to change its name to Melinta Therapeutics, Inc. and trade under the ticker symbol MLNT after the merger closes.

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

Unaudited Interim Financial Data

The accompanying interim consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2016 contained in the Company’s Annual Report on Form 10-K. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the Company’s financial position as of September 30, 2017 and the results of operations and cash flows for the three and nine-months ended September 30, 2017 and 2016. The December 31, 2016 consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures including notes required by U.S. GAAP for complete financial statements.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers.  This new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP.  The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance.  This guidance, as amended by ASU 2015-14, is effective for fiscal years and interim periods within those years beginning after December 15, 2017, which is effective for the Company for the year ending December 31, 2018.  In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations.  In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies an entity’s identification of its performance obligations in a contract.  The update also clarifies the guidance regarding an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time.  In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which amends the guidance in the new revenue standard on collectability, non-cash consideration, presentation of sales tax, and transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers which increases shareholders’ awareness of the proposals and expedites improvements to Update 2014-09. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which allows certain public business entities to elect to use the non-public business entities effective dates to adopt new standards on revenue (ASC 606) and leases (ASC 842). The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard.  These pronouncements have the same effective date as the new revenue standard.

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

3. Fair Value of Financial Instruments

The carrying values of cash and equivalents, receivables, prepaid expenses, and accounts payable at September 30, 2017 approximated their fair values due to the short-term nature of these items.

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

At September 30, 2017 and December 31, 2016, the Company held money market funds classified as Level 1 financial instruments of $173.0 million and $228.5 million, respectively.  The carrying value of the Term Loan (defined and discussed in Note 7), which is classified as a Level 2 liability, approximates its fair value.  At September 30, 2017, the carrying value was $10.3 million.  There were no transfers between levels of the fair value hierarchy for any assets or liabilities measured at fair value in the nine months ended September 30, 2017.

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

BARDA exercised the second option in November 2014.  The value of the second option work segment is approximately $16.0 million and the estimated period of performance is November 2014 through September 2018, which was extended in October 2017 at the Company’s request to allow more time to deliver the completed work product.  This extension will not increase the cost of the work to be performed under the option nor does it change any other terms or provisions of the BARDA contract, including timeframes for other work options.

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

Under the agreement, the Company is reimbursed and recognizes revenue as allowable costs are incurred plus a portion of the fixed-fee earned. The Company considers fixed-fees under cost reimbursable agreements to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated agreement costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed. Since inception of the agreement through September 30, 2017, the Company has recognized $46.7 million in revenue under this agreement.

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

As part of the license agreement, Toyama and the Company also entered into a supply agreement, whereby the Company will be the exclusive supplier (with certain limitations) to Toyama and its sublicensees of API for solithromycin for use in licensed products in Japan, as well as the exclusive supplier to Toyama and its sublicensees of finished forms of solithromycin to be used in Phase 1 and Phase 2 clinical trials in Japan. Pursuant to the supply agreement, which is an exhibit to the license agreement, Toyama will pay the Company for such clinical supply of finished product and all supplies of API for solithromycin for any purpose, other than the manufacture of products for commercial sale in Japan, at prices equal to the Company’s cost. All API for solithromycin supplied by the Company to Toyama for use in the manufacture of finished product for commercial sale in Japan will be ordered from the Company at prices determined by the Company’s manufacturing costs, and which may, depending on such costs, equal, exceed, or be less than such costs. Either party may terminate the supply agreement for uncured material breach or insolvency of the other party, with Toyama’s right to terminate for the Company’s breach subject to certain further conditions in the case of the Company’s failure to supply API for solithromycin or clinical supply, but otherwise the supply agreement will continue until the expiration or termination of the license agreement.  Since inception of the agreement through September 30, 2017, the Company has recognized $6.1 million in revenue under this supply agreement.

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

The Company recognized $4.3 million in revenue associated with the delivery of the license in May 2013.  Additionally, because the milestone event triggering the August 2014 Milestone and October 2016 Milestone payments were considered non-substantive for accounting purposes, these milestone payments are being recognized into revenue proportionately to the six deliverables in the agreement using the same allocation as the upfront payment.  Therefore, $4.3 million of the August 2014 Milestone payment was recognized into revenue in August 2014 and $4.3 million of the October 2016 Milestone payment was recognized into revenue in October 2016.  The remainder of the upfront and milestone payments which aggregate to $17.0 million are recorded as deferred revenue at September 2017 and will be recognized as revenue when the revenue recognition criteria of each deliverable has been met.  The Company also recognized in March 2015 a $10.0 million milestone based on the Japan Patent Office issuing a Decision of Allowance for the Company’s patent covering certain crystal forms of solithromycin in Japan. The March 2015 Milestone payment is considered substantive for accounting purposes, and therefore the $10.0 million milestone was recognized in its entirety as revenue in March 2015.

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

5. Receivables

Receivables consist of amounts billed and amounts earned but unbilled under the Company’s contract with BARDA. At September 30, 2017, the Company’s receivables consisted primarily of earned but unbilled receivables under the BARDA agreement.

6. Accrued Expenses

Accrued expenses are comprised of the following as of (in thousands):

	September 30,	December 31,
	2017	2016
Accrued severance	$731	$1,999
Franchise tax	98	570
Deferred rent	81	85
Accrued interest	61	80
Lease liability	41	-
Other accrued expenses	24	50
Accrued professional fees	-	145
Total accrued expenses	$1,036	$2,929

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

Amounts borrowed under the Term Loan may be repaid and reborrowed at any time without penalty or premium.  The Term Loan was interest-only through April 30, 2016, followed by an amortization period of 36 months of equal monthly payments of principal plus interest, beginning on May 1, 2016 and continuing on the same day of each month thereafter until paid in full.  Any amounts borrowed under the Term Loan will bear interest at a floating interest rate equal to the 30 Day LIBOR rate plus 5.2%.  Amounts available to be borrowed under the Revolver may also be repaid and reborrowed at any time without penalty or premium prior to December 31, 2017, at which time all advances under the Revolver shall be immediately due and payable in full.  Any amounts borrowed under the Revolver will bear interest at the 30 Day LIBOR rate plus 4.2%.  Once available, the Revolver is subject to an annual unused facility fee equal to 0.25%.  Under the Loan and Security Agreement, the Company is subject to certain covenants including maintaining a minimum unrestricted cash balance of $15.0 million and continuing the development or commercially launching solithromycin.  The Company was in compliance with all covenants at September 30, 2017.

8. Commitments and Contingencies

Legal Proceedings

On November 4, 2016, a securities class action lawsuit was commenced in the United States District Court for the Middle District of North Carolina, Durham Division, naming the Company and certain of the Company’s officers as defendants, and alleging violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the defendants between May 1, 2016 and November 1, 2016 (the “Class Period”). The plaintiff seeks to represent a class comprised of purchasers of the Company’s common stock during the Class Period and seeks damages, costs and expenses and such other relief as determined by the Court. Two substantially similar lawsuits were filed in the United States District Court, Middle District of North Carolina on November 22, 2016 and December 30, 2016, respectively, seeking to assert claims on behalf of all purchasers of the Company's common stock from July 7, 2015 through December 29, 2016, inclusive. Pursuant to the Private Securities Litigation Reform Act, on July 6, 2017, the court consolidated the three lawsuits into a single action and appointed a lead plaintiff and co-lead counsel in the consolidated case. On August 16, 2017, the plaintiffs in the case filed a consolidated amended complaint.  On September 29, 2017, the defendants in the case filed a motion to dismiss the consolidated amended complaint. The Company believes it has meritorious defenses and intends to defend the lawsuits vigorously. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.

On December 21, 2016, a shareholder derivative lawsuit was commenced in the North Carolina Durham County Superior Court, naming certain of the Company’s former and current officers and directors as defendants and the Company as a nominal defendant, and asserting claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and corporate waste.  A substantially similar lawsuit was filed in the North Carolina Durham County Superior Court on February 16, 2017. The complaints are based on similar allegations as asserted in the putative securities class action described above, and seek unspecified damages and attorneys' fees. Both cases were served and transferred to the North Carolina Business Court as mandatory complex business cases. The Business Court has consolidated the two derivative cases into a single action and appointed lead counsel in the consolidated case.  On July 6, 2017, the court entered an order staying the consolidated action pending resolution of the putative securities class action.

On August 3, 2017, a shareholder derivative lawsuit was commenced in the Court of Chancery of the State of Delaware, naming certain of the Company's former and current officers and directors as defendants and the Company as nominal defendant, and asserting claims for breach of fiduciary duty, unjust enrichment, and corporate waste. The complaint is based on similar allegations as asserted in the putative securities class action described above, and seeks unspecified damages and attorneys' fees. On October 23, 2017, the defendants in the case filed a motion to dismiss the complaint.  It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.

On September 15, 2017, a shareholder derivative lawsuit was commenced in the United State District Court for the Middle District of North Carolina, Durham Division, naming certain of the Company’s former and current officers and directors as defendants and the Company as nominal defendant, and asserting claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste, and alleged violation of Section 14(a) of the Exchange Act. The complaint is based on similar allegations as asserted in the putative securities class action described above, and seeks unspecified damages and attorneys’ fees.  The complaint has not yet been served. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.

On September 27, 2017, a putative class action complaint was filed against Cempra and the members of its board of directors on behalf of the public stockholders of Cempra in the United States District Court for the Middle District of North Carolina. The complaint alleges that the preliminary proxy statement issued in connection with the proposed merger between Cempra and Melinta Therapeutics, Inc. omitted material information in violation of Sections 14(a) and 20(a) of the Exchange Act, rendering the preliminary proxy statement false and misleading. Among other remedies, the action seeks to enjoin the merger unless and until additional disclosures are provided, damage, and attorneys’ fees. Cempra believes that the action is without merit and that no further disclosure is required to supplement the preliminary proxy statement under applicable laws.

On October 6, 2017, a putative class action complaint was filed against Cempra and the members of its board of directors on behalf of the public stockholders of Cempra in the United States District Court for the Middle District of North Carolina. The complaint, filed after a definitive proxy statement was issued on October 5, 2017 in connected with the proposed merger between Cempra and Melinta Therapeutics, Inc, alleges that the preliminary proxy statement omitted material information in violation of Sections 14(a) and 20(a) of the Exchange Act, rendering the preliminary proxy statement false and misleading. Among other remedies, the action seeks to enjoin the merger unless and until additional disclosures are provided, damage and attorneys’ fees. Cempra believes that the action is without merit and that no further disclosure is required to supplement the preliminary proxy statement under applicable laws.

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

During the first nine months of 2017, the Company issued 116,376 shares of common stock at a weighted average exercise price of $2.23 per share upon the exercise of option grants.

The following table presents common stock reserved for future issuance for the following equity instruments as of September 30, 2017:

Warrants to purchase common stock	94,912
Outstanding stock options	4,120,220
Outstanding restricted stock units	1,015,000
Available for future grants under the 2011 Equity Incentive Plan	3,578,696
Total common stock reserved for future issuance	8,808,828

10. Stock Option Plans

The Company adopted the 2006 Stock Plan (the “2006 Plan”) in January 2006. The 2006 Plan provided for the granting of incentive share options, nonqualified share options and restricted shares to Company employees, representatives and consultants. As of September 30, 2017, there were options for an aggregate of 341,854 shares issued and outstanding under the 2006 Plan.

The Company’s board of directors and stockholders adopted the 2011 Equity Incentive Plan (the “2011 Plan”) in October 2011, which, as amended, authorizes the issuance of up to 8,697,451 shares under the 2011 Plan, and provides for an automatic annual increase in the number of shares of common stock reserved for issuance thereunder in the amount of 4% of the shares of common stock outstanding on December 31 of the preceding year. As of September 30, 2017, there were 3,578,696 options available under the 2011 Plan for future grant.

Upon adoption of the 2011 Plan, the Company eliminated the authorization for any unissued shares previously reserved under the Company’s 2006 Plan. The stock awards previously issued under the 2006 Plan remain in effect in accordance with the terms of the 2006 Plan.

The following table summarizes the Company’s 2006 and 2011 Plan stock option activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value (1)
Outstanding - December 31, 2016	3,784,346	$16.26
Granted	1,921,750	3.08
Exercised	(116,376)	2.23
Forfeited	(1,074,516)	13.11
Expired	(394,984)	16.64
Outstanding - September 30, 2017	4,120,220	11.30	6.90	$607,444
Exercisable - September 30, 2017	2,634,222	12.30	5.77	$434,044
Vested and expected to vest at September 30, 2017 (2)	4,011,877	$11.44	6.84	$591,929

(1)	Intrinsic value is the excess of the fair value of the underlying common shares as of September 30, 2017 over the weighted-average exercise price.
(2)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.

The following table summarizes certain information about all stock options outstanding as of September 30, 2017:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Remaining Contractual Term (in years)
$2.09 - $3.15	1,682,841	7.75	661,739	5.31
$3.95 - $6.63	261,598	5.56	239,202	5.18
$6.64 - $12.38	659,093	5.62	630,839	5.47
$12.79 - $19.25	500,797	5.46	412,062	5.11
$22.77 - $34.49	996,141	7.37	676,629	7.06
$35.29 - $43.43	19,750	7.82	13,751	7.82
	4,120,220		2,634,222

During the three-month periods ended September 30, 2017 and 2016, the Company recorded $1.5 million and $2.5 million in share-based compensation expense, respectively.  During the nine-month periods ended September 30, 2017 and 2016, the Company recorded $5.5 million and $7.5 million in share-based compensation expense, respectively.  As of September 30, 2017, approximately $5.6 million of total unrecognized compensation cost related to unvested share options is expected to be recognized over a weighted-average period of 2.43 years.

In 2016, the Company began issuing time-vested Restricted Stock Units (RSUs) from the 2011 Plan to certain employees, subject to continuous service with the Company at the vesting time. When vested, the RSU represents the right to be issued the number of shares of the Company’s common stock that is equal to the number of RSUs granted.

A summary of the activity related to the Company’s RSUs is as follows:

	Number of	Weighted
	Restricted	Average
	Stock Units	Grant-Date
	Outstanding	Fair Value
Balance - December 31, 2016	50,000	$7.70
Granted	1,283,000	3.12
Vested	-	-
Forfeited	(318,000)	3.09
Expired	-	-
Balance - September 30, 2017	1,015,000	3.35

11. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2017 as the Company incurred losses for the nine-month period ended September 30, 2017 and is forecasting additional losses through the fourth quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2017. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Warrants outstanding	94,912	94,912	94,912	94,912
Stock options outstanding	4,199,997	3,605,373	4,576,930	3,517,324
Restricted stock units outstanding	1,082,184	-	1,019,013	-
	5,377,093	3,700,285	5,690,855	3,612,236

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

Enrollment in the Phase 2/3 study of solithromycin in pediatric patients with CABP began in late 2016 and is ongoing.  We anticipate submitting a request for a pre-IND meeting with the FDA for ophthalmic solithromycin in 2018.

Our second product, fusidic acid, is an antibiotic that has been used for decades outside the U.S., including in Western Europe, but has never been approved in the U.S. In the first quarter of 2017, we completed a successful Phase 3 study evaluating fusidic acid as an oral treatment of acute bacterial skin and skin structure infections, or ABSSSI, which are frequently caused by methicillin-resistant Staphylococcus aureus, or MRSA. Based on the results of this study, we discussed with the FDA in the second quarter of 2017 the next steps required to bring fusidic acid to patients in the United States.  The FDA has agreed that a second Phase 3 study with similar design to the first successfully completed Phase 3 study could support potential approval of fusidic acid in patients with ABSSSI.  We are also exploring the potential use of fusidic acid for the long-term oral treatment of refractory bone and joint infections, or BJI, including prosthetic joint infections, or PJI, caused by staphylococci, including S. aureus and MRSA. Currently, there is no optimal oral, chronic antibiotic for treating these infections.

Following our engagement of Morgan Stanley to assist us in a process to evaluate and assess external late-stage assets and other potential strategic business opportunities to determine the best use of our cash resources and late stage clinical programs, we announced on August 8, 2017 that we had entered into a definitive agreement under which Melinta Therapeutics will merge with a subsidiary of Cempra. The merger is expected to create a NASDAQ-listed company committed to discovering, developing and commercializing important anti-infective therapies for patients and physicians in areas of significant need. Further details regarding the proposed transaction can be found in our definitive proxy statement on Schedule 14A, which is available at www.cempra.com and is filed with the SEC. Assuming stockholder approval and the satisfaction of all conditions to closing, the merger is anticipated to close in November 2017.

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

BARDA exercised the second option in November 2014. The value of the second option work segment is approximately $16.0 million and the estimated period of performance is November 2014 through September 2018, which was extended in October 2017 at our request to allow more time to deliver the completed work product.  This extension will not increase the cost of the work to be performed under the option nor does it change any other terms or provisions of the BARDA contract, including timeframes for other work options.

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

Under the agreement, we are reimbursed and recognize revenue as allowable costs are incurred plus a portion of the fixed-fee earned.  We consider fixed-fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated contract costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed.  Since inception of the agreement through September 30, 2017, we recognized $46.7 million in revenue under this agreement.

In October 2017 we submitted an application to BARDA requesting $50 million of support for the solithromycin safety study requested by the FDA.  We anticipate a response from BARDA to our application in the first half of 2018.

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

Following execution of the agreement, we received a $10.0 million upfront payment from Toyama. Toyama is also obligated to pay us up to an aggregate of $60.0 million in milestone payments, depending on the achievement of various regulatory, patent, development and commercial milestones. The first of these milestones was achieved in the third quarter of 2014 for which we received a payment of $10.0 million from Toyama.  The second $10.0 million milestone was recognized in the first quarter of 2015 based on the Japan Patent Office issuing a Decision of Allowance for our patent covering certain crystal forms of solithromycin in

Japan.  We received payment for the second milestone in April 2015.  In October 2016, we received the third $10.0 million milestone which was triggered by Toyama’s decision to progress to a Phase 3 trial of solithromycin in Japan following successful completion of a Phase 2 trial.  Toyama must also pay us a royalty equal to a low-to-high first double decimal digit percentage of net sales, subject to downward adjustment in certain circumstances. Cumulatively, through September 30, 2017, we have recognized $23.0 million in revenue under this agreement with the remaining $17.0 million received being recorded as deferred revenue.  Substantially all of this deferred revenue would be recognized upon FDA approval of solithromycin in the United States and subsequent commercial launch in the United States and one additional country. As part of the license agreement, we also entered into a supply agreement with Toyama, whereby we will be the exclusive supplier (with certain limitations) to Toyama and its sublicensees of API for solithromycin for use in licensed products in Japan, as well as the exclusive supplier to Toyama and its sublicensees of finished forms of solithromycin to be used in its clinical trials in Japan. Pursuant to the supply agreement, Toyama will pay us for such clinical supply of finished product and all supplies of API for solithromycin for any purpose, other than the manufacture of products for commercial sale in Japan, at prices equal to our costs. All API for solithromycin supplied by us to Toyama for use in the manufacture of finished product for commercial sale in Japan will be ordered from us at prices determined by our manufacturing costs, and which may, depending on such costs, equal, exceed, or be less than such costs. Either party may terminate the supply agreement for uncured material breach or insolvency of the other party, with Toyama’s right to terminate for our breach subject to certain further conditions in the case of our failure to supply API for solithromycin or clinical supply, but otherwise the supply agreement will continue until the expiration or termination of the license agreement.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Direct research and development expense by program:
Solithromycin	$2,466	$13,036	$18,512	$36,943
Fusidic acid	79	3,829	2,253	9,122
Macrolide research	(55)	425	56	1,886
Research and development personnel cost	1,857	3,599	7,316	11,885
Total direct research and development expense	4,347	20,889	28,137	59,836
Indirect research and development expense	36	207	201	807
Total research and development expense	$4,383	$21,096	$28,338	$60,643

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

While we are conducting an exploratory study of fusidic acid for long-term suppressive therapy of refractory bone and joint infections, including PJI, we concluded a Phase 3 trial for fusidic acid in ABSSSI in the first quarter of 2017 and we expect our research and development expenses to temporarily trend lower. Following the completion of the proposed merger with Melinta Therapeutics, we expect the combined company will conduct a portfolio review to prioritize our future development efforts and determine related research and development expenses.

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

Our general and administrative expenses have trended downward during 2017, driven primarily by reductions in personnel and expenses related to commercial preparations.  If the proposed transaction with Melinta is approved, we expect general and administrative expenses to increase significantly in the fourth quarter primarily driven by costs related to the transaction.

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

Results of Operations

The following table summarizes the results of our operations for the three and nine-month periods ended September 30, 2017 and 2016, together with the changes in those items in dollars:

	Three Months Ended September 30,		Dollar	Nine Months Ended September 30,		Dollar
	2017	2016	Change	2017	2016	Change
	(In thousands)			(In thousands)
Revenue
Contract research	$1,717	$3,972	$(2,255)	$7,449	$10,071	$(2,622)
Total revenue	1,717	3,972	(2,255)	7,449	10,071	(2,622)

Research and development expense (1)	4,383	21,096	(16,713)	28,338	60,643	(32,305)
General and administrative expense (1)	7,867	15,021	(7,154)	21,291	35,333	(14,042)
Restructuring	-	-	-	3,553	-	3,553
Other income (expense), net	174	(167)	341	219	(618)	837

(1) Includes the following share-based compensation expenses:
Research and development expense	$645	$627	$18	$2,244	$2,348	$(104)
General and administrative expense	860	1,851	(991)	3,220	5,169	(1,949)

Comparison of the Three Months Ended September 30, 2017 and September 30, 2016

Contract revenue

For the three months ended September 30, 2017, contract research revenue decreased $2.3 million compared to the three months ended September 30, 2016 due to the completion of the first option period of the BARDA contract in the first quarter of 2017 and decreased activity in the second option period.  We expect contract research revenue to decrease somewhat as activity in the second option period of the BARDA contract continues to wind down.

Research and Development Expense

For the three months ended September 30, 2017, our research and development expense decreased $16.7 million compared to the three months ended September 30, 2016. The decrease is primarily related to the following:

•

a decrease of $4.4 million in purchases of commercial API as we purchased significant amounts of API in the third quarter of 2016 in preparation for the then anticipated commercial launch of solithromycin;

•	a decrease in clinical expenses of $3.7 million due to the wrap-up of the phase 3 fusidic acid study for ABSSSI in the first quarter of 2017;
•

a decrease of $2.6 million in clinical and drug product costs due to significantly fewer ongoing studies for solithromycin as a result of the completion of the phase 3 IV trial and cancellation of COPD and NASH studies;

•	a decrease of employee costs of $1.9 million related to the reduction in headcount effected in the first quarter of 2017 as a result of the delay of our planned commercial launch of solithromycin;
•	a decrease in BARDA related expenses of $1.9 million due to decreased activity in the second option period;
•	a decrease in regulatory expenses of $1.7 million related to NDA expenses incurred during 2016; and
•	a decrease of $0.5 million in expenses related to research for other potential indications of solithromycin.

General and Administrative Expense

General and administrative expense decreased $7.2 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.  The decrease is primarily related to the following:

•	a decrease in employee costs of $5.7 million due to the reduction in workforce;
•	a decrease in professional services of $5.2 million related to pre-commercialization activities during the third quarter of 2016 that did not continue in the third quarter of 2017; and
•	an increase in professional services of $3.7 million related to the strategic review process and potential transaction with Melinta.

Other Income (Expense), Net

Other income increased by $0.3 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to a higher rate of return on cash equivalents, as well as a lower interest rate and lower balance on the July 2015 Note.

Comparison of the Nine Months Ended September 30, 2017 and September 30, 2016

Contract revenue

For the nine months ended September 30, 2017, contract research revenue decreased $2.6 million compared to the nine months ended September 30, 2016 due to decreased activity in the second option period of the BARDA contract.  We expect contract research revenue for the balance of 2017 to decrease somewhat as activity in the second option period of the BARDA contract winds down and then increase as the 2017-2018 northern hemisphere CABP season begins to drive enrollment in the Phase 2/3 pediatric program.

Research and Development Expense

For the nine months ended September 30, 2017, our research and development expense decreased $32.3 million compared to the nine months ended September 30, 2016. The decrease is primarily related to the following:

•	a decrease in regulatory expenses of $11.7 million primarily related to the NDA expenses incurred during 2016;
•	a decrease of $6.9 million in expenses related to fusidic acid due primarily to the wrap-up of the phase 3 study for ABSSSI in the first quarter of 2017;
•

a decrease of $5.2 million in purchases of commercial API as we purchased significant amounts of API in the third quarter of 2016 in preparation for the then anticipated commercial launch of solithromycin;

•	a decrease of employee costs of $5.0 million related to the reduction in headcount effected in the first quarter of 2017 as a result of the delay of our planned commercial launch of solithromycin;
•	a decrease of $1.8 million in expenses related to research for other potential indications of solithromycin;
•

a decrease of $0.9 million in clinical and drug product costs due to significantly fewer ongoing studies for solithromycin as a result of the completion of the phase 3 IV trial and cancellation of COPD and NASH studies;

•	a decrease in BARDA related expenses of $0.6 million due to decreased activity in the second option period during the second and third quarters of 2017; and
•	a decrease in professional services related expenses of $0.2 million due to the delay of our planned commercial launch of solithromycin.

General and Administrative Expense

General and administrative expense decreased $14.0 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.  The decrease is primarily related to the following:

•	a decrease in professional services of $11.1 million related to pre-commercialization activities during 2016 that did not continue in 2017;
•	a decrease in employee costs of $8.2 million due to the reduction in workforce; and
•	an increase in professional services of $5.3 million related to the strategic review process and potential transaction with Melinta.

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

Other Income (Expense), Net

Other income increased by $0.8 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to a higher rate of return on cash equivalents, as well as a lower interest rate and lower outstanding loan balance on the July 2015 Note.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception through September 30, 2017, we have funded our operations principally with $618.6 million from the sale of debt and equity instruments (common and preferred), $46.7 million of research funding from our BARDA contract, and $40.0 million of licensing and milestone payments. As of September 30, 2017, we had cash and equivalents to fund operations of approximately $176.1 million.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$(50,678)	$(71,252)
Investing activities	-	(9)
Financing activities	(4,741)	166,413
Net increase in cash and equivalents	$(55,419)	$95,152

Operating Activities. Cash used in operating activities of $50.7 million for the nine months ended September 30, 2017 was primarily a result of our $45.5 million net loss and cash used in changes in operating assets and liabilities of $10.7 million, primarily a reduction in accounts payable and accrued expenses, partially offset by non-cash items of $5.5 million. Cash used in operating activities of $71.3 million for the nine months ended September 30, 2016 was primarily a result of our $86.5 million net loss offset by changes in operating assets and liabilities of $7.6 million and non-cash items of $7.6 million.

Investing Activities. Net cash used in investing activities of $0 and $9,000 for the nine months ended September 30, 2017 and 2016, respectively related to the purchases of equipment.

Financing Activities. Net cash used in financing activities of $4.7 million for the nine months ended September 30, 2017 was the result of $5.0 million in payment of long-term debt reduced by $0.3 million in proceeds from the exercise of stock options. Net cash provided by financing activities of $166.4 million for the nine months ended September 30, 2016 consisted of net proceeds of $169.1 million from the issuance of common stock, $0.4 million of proceeds from the exercise of stock options, offset by $2.8 million in payment of long-term debt and $0.3 million of offering costs.

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

During the nine months ended September 30, 2017, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those specified in our 2016 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers.  This new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP.  The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance.  This guidance, as amended by ASU 2015-14, is effective for fiscal years and interim periods within those years beginning after December 15, 2017, which is effective for us for the year ending December 31, 2018.  In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations.  In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies an entity’s identification of its performance obligations in a contract.  The update also clarifies the guidance regarding an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time.  In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which amends the guidance in the new revenue standard on collectability, non-cash consideration, presentation of sales tax, and transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers which increases shareholders’ awareness of the proposals and expedites improvements to Update 2014-09.  In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which allows certain public business entities to elect to use the non-public business entities effective dates to adopt new standards on revenue (ASC 606) and leases (ASC 842). The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These pronouncements have the same effective date as the new revenue standard.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the quarter ended September 30, 2017. For additional information regarding market risk, refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2016 Annual Report on Form 10-K.

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

PART II—OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, as amended by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, except the additional risks as set forth below.

Risks Related to the Proposed Merger with Melinta Therapeutics, Inc.

We might not be able to successfully integrate our operations with those of Melinta Therapeutics, Inc. and might not realize some or all of the anticipated benefits from the proposed merger with Melinta Therapeutics, Inc.

We expect to complete the proposed merger with Melinta Therapeutics, Inc., or Melinta, in November 2017, whereby Melinta will become our wholly owned subsidiary. Our integration of the operations and personnel of Melinta may require significant efforts, including significant amounts of management’s time, and result in additional expenses. Factors that will affect the success of the merger include the strength of our combined product pipelines, our ability to execute our business strategy, our ability to adequately fund research and development and retain key employees, and results of clinical trials, regulatory approvals and reimbursement levels of any approved product, including Melinta’s FDA-approved product, Baxdela. Our failure to successfully manage the Melinta merger could have a material adverse impact on our business. In addition, we cannot be certain that Melinta’s technology will be successfully developed or, if approved as is the case with Baxdela, become profitable or remain so.

The success of the merger with Melinita also will be dependent on our new management team, including the planned hiring of a new Chief Executive Officer, which will be determined after the merger.  Consequently, the new management team will not have worked together before. In addition, we may continue to expand our management team in the future. Our future performance will depend, in part, on our ability to successfully assemble and integrate our management team and their ability to develop and maintain an effective working relationship. Our failure to integrate the management team could result in inefficiencies in the development and commercialization of Baxdela as well as our product candidates, thereby harming sales of Baxdela and our other product candidates, future regulatory approvals, and our results of operations.

Moreover, we have not determined where our company will have its headquarters and the relocation of any member of our management team to our headquarters location, or working outside of our headquarters location, if allowed, may make the integration of our management team and our other employees more challenging. In addition, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

If the proposed merger with Melinta is not consummated, our business could suffer materially and our stock price could decline.

The consummation of the proposed merger with Melinta is subject to a number of closing conditions, including the approval of the stock issuance pursuant to the merger agreement by our stockholders and other customary closing conditions. We anticipate that the merger will close in November 2017.

If the proposed merger is not consummated, we may be subject to a number of material risks, and our business and stock price could be adversely affected, as follows:

•	We have incurred and expect to continue to incur significant expenses related to the proposed merger with Melinta even if the merger is not consummated.

•

The merger agreement contains covenants relating to our solicitation of competing acquisition proposals and the conduct of our business between the date of signing the merger agreement and the closing of the merger. As a result, significant business decisions and transactions before the closing of the merger require the consent of Melinta. Accordingly, we may be unable to pursue business opportunities that would otherwise be in our best interest as a standalone company. If the merger agreement is terminated after we have invested significant time and resources in the transaction process, we will have a limited ability to launch any approved product candidates without obtaining additional financing to fund our operations.

•

We could be obligated to pay Melinta a $7.9 million termination fee in connection with the termination of the merger agreement, depending on the reason for the termination. Additionally, if our stockholders do not approve the issuance of shares in the merger or the amendments to our certificate of incorporation required under the merger agreement, and either party thereafter terminates the merger agreement, we will be obligated to pay up to $2.0 million of out-of-pocket costs incurred by Melinta in connection with the transactions (and any termination fee subsequently payable by us would be reduced by the amount of any such expense reimbursement).

•	Our prospective customers, collaborators and other business partners and investors in general may view the failure to consummate the merger as a poor reflection on our business or prospects.

•	The market price of our common stock may decline to the extent that the current market price reflects a market assumption that the proposed merger will be completed.

In addition, if the merger agreement is terminated and our board of directors determines to seek another business combination, it may not be able to find a third party willing to provide equivalent or more attractive consideration than the consideration to be provided by each party in the merger. In such circumstances, our board of directors may elect to, among other things, divest all or a portion of our business, or take the steps necessary to liquidate all of our business and assets, and in either such case, the consideration that we receive may be less attractive than the consideration to be received by us pursuant to the merger agreement.

The announcement and pendency of the proposed merger with Melinta could adversely affect our business.

The announcement and pendency of the proposed merger could adversely affect our business for a number of different reasons, many of which are not within our control, including as follows:

•	Some of our suppliers, distributors, collaborators and other business partners may seek to change or terminate their relationships with us as a result of the proposed merger;

•

As a result of the proposed merger, current and prospective employees could experience uncertainty about their future roles within the combined company. This uncertainty may adversely affect our ability to retain our key employees, who may seek other employment opportunities; and

•	Our management team may be distracted from day-to-day operations as a result of the proposed merger.

The merger may be completed even though material adverse changes may result from the announcement of the merger, industry-wide changes and other causes.

In general, either party can refuse to complete the merger if there is a material adverse change affecting the other party between August 8, 2017, the date of the merger agreement, and the closing. However, some types of changes do not permit either party to refuse to complete the merger, even if such changes would have a material adverse effect on us or Melinta, to the extent they resulted from the following (unless, in some cases, they have a materially disproportionate effect on us or Melinta, as the case may be):

•	changes in general economic, business, financial or market conditions;

•	changes or events affecting the industries or industry sectors in which the parties operate generally;

•	changes in generally accepted accounting principles;

•	changes in laws, rules, regulations, decrees, rulings, ordinances, codes or requirements issued, enacted, adopted or otherwise put into effect by or under the authority of any governmental body;

•	changes caused by any action taken with the other party’s prior written consent or any action expressly required by the merger agreement;

•	changes caused by any act of war, terrorism, national or international calamity or any other similar event;

•	changes caused by the announcement or pendency of the merger;

•

with respect to us, changes caused by any decision or action, or inaction, by the FDA or other comparable foreign governmental body, with respect to solithromycin, fusidic acid or any product of any competitor of ours or of any third-party company developing anti-infective products;

•

with respect to us, changes caused by any scientific, treatment or clinical trial results relating to solithromycin, fusidic acid or any product of any competitor of ours or of any third-party company developing anti-infective products; or

•	with respect to us, a decline in our stock price.

If adverse changes occur but we and Melinta must still complete the merger, the combined company’s stock price may suffer.

During the pendency of the merger, we may not be able to enter into a business combination with another party because of restrictions in the merger agreement.

Covenants in the merger agreement impede the ability of us or Melinta to make acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the merger. As a result, if the merger is not completed, the parties may be at a disadvantage to their competitors. In addition, while the merger agreement is in effect and subject to limited exceptions, each party is prohibited from soliciting, initiating, encouraging or taking actions designed to facilitate any inquiries or the making of any proposal or offer that could lead to the entering into certain extraordinary transactions with any third party, such as a sale of assets, an acquisition of our common stock, a tender offer for our common stock or a merger or other business combination outside the ordinary course of business, which transactions could be favorable to such party’s stockholders.

The market price of the combined company’s common stock may decline as a result of the merger.

The market price of the combined company’s common stock may decline as a result of the merger for a number of reasons including if:

•	the combined company does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts;

•	the effect of the merger on the combined company’s business and prospects is not consistent with the expectations of financial or industry analysts; or

•	investors react negatively to the effect on the combined company’s business and prospects from the merger.

Our common stock could be delisted from the NASDAQ Global Market if we do not comply with its initial listing standards at the time of the merger.

Pursuant to the NASDAQ Listing Rules, consummation of the merger requires the combined company to submit an initial listing application and, at the time of the merger, meet all of the criteria applicable to a company initially requesting listing (including a $4.00 per share minimum bid price for our common stock). We intend to apply for listing on the NASDAQ Global Market and are seeking stockholder approval of a reverse stock split in order to satisfy the initial listing criteria. While we intend to obtain listing status for the combined company and maintain the same, no guarantees can be made about our ability to do so. In the event the merger is approved by our stockholders but the reverse stock split is not, the merger could still be consummated and shares of our common stock would not be listed on a national securities exchange.

If our common stock is unable to be listed on NASDAQ or another national securities exchange, the common stock may be eligible to trade on the OTC Bulletin Board or another over-the-counter market. Any such alternative would likely result in it being more difficult for the combined company to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, the common stock. In addition, there can be no assurance that the common stock would be eligible for trading on any such alternative exchange or markets.

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

CEMPRA, INC.

Dated: November 2, 2017	By:	/s/ David S. Zaccardelli, Pharm.D.
David S. Zaccardelli, Pharm.D.
Acting Chief Executive Officer

Dated: November 2, 2017	By:	/s/ Mark W. Hahn
Mark W. Hahn
Chief Financial Officer