Form 10-K
period 2017-12-31
MELINTA THERAPEUTICS, INC. /NEW/
filed 2018-03-16
CIK 1461993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number:  001-35405

MELINTA THERAPEUTICS, INC.

(Exact name of registrant specified in its charter)

Delaware	2834	45-4440364
f(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

300 George Street, Suite 301

New Haven, CT 06511

(Address of Principal Executive Offices)

(312) 767-0291

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2017, was approximately $241.5 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Market on June 30, 2017. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of June 30, 2017.

As of March 2, 2018, there were 31,345,654 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders are incorporated herein by reference, as indicated in Part III.

MELINTA THERAPEUTICS, INC.

i

As used in this Annual Report on Form 10-K, the terms “Melinta,” “Company,” “we,” “our” or “us” may, depending on the context, refer to Melinta Therapeutics, Inc., to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.

Various statements contained in this Annual Report on Form 10-K (this “annual report” or “report”) that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.

Forward-looking statements may include statements about our:

•	business strategy;

•	pending or future acquisitions and future capital expenditures;

•	ability to obtain permits and governmental approvals;

•	timing of product introductions, sales and marketing plans, and commercialization activities;

•	financial plans or ability to raise additional debt or equity;

•	future operating results; and

•	plans, objectives, expectations and intentions.

All of these types of statements, other than statements of historical fact included in this annual report, are forward-looking statements. These forward-looking statements may be found in the “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other sections of this annual report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “plan,” “project,” “budget,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “seek,” “objective,” “continue,” “will be,” “will benefit,” or “will continue,” the negative of such terms or other comparable terminology.

The forward-looking statements contained in this Annual Report on Form 10-K are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors, which are difficult to predict and many of which are beyond our control. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, our management’s assumptions about future events may prove to be inaccurate. Our management cautions all readers that the forward-looking statements contained in this annual report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the many factors including those described in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report. All forward-looking statements speak only as of the date of this annual report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I

Item 1. Business

Summary

We are a commercial-stage pharmaceutical company focused on discovering, developing and commercializing differentiated anti-infectives for the hospital and select non-hospital, or community, settings that address the need for effective treatments for infections due to resistant gram-negative and gram-positive bacteria. We currently market four antibiotics to treat a variety of infections caused by these resistant bacteria.

Melinta was formed as a private company in October 2000, and operated using funds from licensing and collaboration agreements, private equity placements and debt until 2017. We received approval for our first drug, Baxdela™ (delafloxacin), in June 2017. We began sales of Baxdela in January 2018. On November 3, 2017, we completed a reverse merger with Cempra, Inc., as a result of which the registrant Cempra, Inc. was re-named Melinta Therapeutics, Inc. and we became a publicly-traded company. See “Corporate History and information” below for further information.

We operate and manage our business as one operating segment and all of our operations are in North America. See Note 2 to the Consolidated Financial Statements for further information.

Acquisition of the Infectious Disease Businesses of The Medicines Company

On January 5, 2018, we acquired the Infectious Disease Businesses (“IDB”) from The Medicines Company (“Medicines”), including the capital stock of certain subsidiaries of Medicines and certain assets related to its infectious disease business (the “IDB Transaction”), including the pharmaceutical products containing (i) meropenem and vaborbactam as the active pharmaceutical ingredient and distributed under the brand name Vabomere™  (“Vabomere”), (ii) oritavancin as the active pharmaceutical ingredient and distributed under the brand name Orbactiv® (“Orbactiv”) and (iii) minocycline as the active pharmaceutical ingredient and distributed under the brand name Minocin® for Injection (“Minocin”) and line extensions of such products (the “Products” and together with Baxdela, the “Product Portfolio”). In addition to the Products acquired in the IDB Transaction, we added approximately 135 individuals from Medicines to our team. The new team members bring with them significant experience specific to infectious diseases and better position Melinta to effectively execute our commercial and other activities.

Market Opportunity

The relentless evolution of bacterial antibiotic resistance, coupled with the dearth of effective new antibiotics, has created an urgent public health threat. The integration of the acquired Products within our existing portfolio further strengthens our ability to serve the needs of providers treating patients with serious bacterial infections across the healthcare delivery continuum. Our combined Product Portfolio, pipeline, resources and people has created a standalone entity with the ability to help address the significant need for new antibiotics to treat serious infections across multiple healthcare channels, while exercising a firm commitment to antibiotic stewardship.

The combined Product Portfolio supports our multi-channel strategy of delivering antibiotics for serious gram-positive and gram-negative infections due to resistant bacteria within the hospital, emergency department, and community settings. We believe that each product has distinct value in the antibiotic marketplace, and that we are uniquely positioned to deliver this value:

Combined Antibiotic Portfolio

Melinta has a deep pipeline of commercial, clinical and preclinical antibiotic assets across multiple approved and potential indications, and has a platform for long-term, durable growth and a strategy to expand the anti-infective portfolio over time, providing the opportunity for multiple layers of revenue growth.

Our marketed products are expected to deliver a distinct value proposition across the antibiotic care continuum:

Baxdela (delafloxacin)

Baxdela is a commercial-stage asset that offers a new option for monotherapy treatment of adult patients with acute bacterial skin or skin structure infections (“ABSSSI”) in oral and intravenous (“IV”) formulations. Baxdela is a novel fluoroquinolone that exhibits activity against both gram-positive and gram-negative pathogens, is unique among quinolones in that it is effective against methicillin-resistant staphylococcus aureaus (“MRSA”), and is available to initiate therapy on either the IV or oral formulation. In clinical trials, Baxdela demonstrated a differentiated safety and tolerability profile as compared to vancomycin plus aztreonam. On June 19, 2017, the Food and Drug Administration (“FDA”) approved the use of Baxdela as a treatment of adult patients with ABSSSI. The commercial launch of Baxdela for the adult patient treatment of ABSSSI occurred in the first quarter of 2018.

The FDA also confirmed Baxdela’s status as a Qualified Infectious Disease Product (“QIDP”) under the provisions of the 2012 Generating Antibiotics Incentives Now Act (the “GAIN Act”), and extended by five years the five-year exclusivity granted to Baxdela as a new chemical entity (“NCE”), for a total of ten years in the United States. Consequently, and because we believe Baxdela has utility across many different infection types, we have commenced Phase 3 clinical development for community acquired bacterial pneumonia (“CABP”) and may pursue additional indications for Baxdela in the future. Baxdela has the potential to address a variety of bacterial infections in the United States. In addition, we have partnered with leading multinational pharmaceutical firms for distribution of Baxdela in markets outside the United States, including with Menarini IFR SrL for Europe and Asia-Pacific (excluding Japan) and with Eurofarma Laboratórios S.A. for Central and South America. We may obtain additional funds through the achievement of regulatory, commercial and sales-based milestones, as well as royalties on sales of Baxdela outside the United States.

We believe that the pricing strategy for Baxdela is supportive of ensuring appropriate clinical use. We have initially priced Baxdela at a Wholesale Average Cost of $265 per treatment day for the IV formulation and $135 per treatment day for the oral formulation. Based on research with hospital administrators, clinicians and payors, we believe we can support both appropriate stewardship and a compelling economic value.

Vabomere (meropenem and vaborbactam)

Vabomere is the combination of meropenem, the leading carbapenem used in treatment of gram-negative infections, and vaborbactam, a novel beta-lactamase inhibitor that inhibits certain types of resistance mechanisms used by bacteria. Vabomere received FDA approval on August 29, 2017, for the treatment of patients 18 years of age and older with complicated urinary tract infections (“cUTI”), including pyelonephritis, caused by designated susceptible Enterobacteriaceae and became commercially available in the fourth quarter of 2017. Vabomere was specifically developed to address gram-negative bacteria that produce beta-

lactamase enzymes, particularly the Klebsiella pneumoniae carbapenemase (“KPC”) enzyme. KPC-producing bacteria are responsible for a large majority of carbapenem-resistant Enterobacteriaceae in the United States and are classified by the U.S. Centers for Disease Control (“CDC”) to be an urgent antimicrobial resistance threat. With its approval, the FDA also confirmed that Vabomere is eligible for the five-year GAIN Act extension of exclusivity under the provisions of the GAIN Act, though the question of whether Vabomere would be eligible for a five-year NCE exclusivity or three-year exclusivity was referred to the Exclusivity Board of the Center for Drug Evaluation and Research (“CDER”). The new drug application (“NDA”) for Vabomere was based upon the TANGO-1 study, which evaluated the efficacy and safety of Vabomere versus piperacillin/tazobactam in cUTI and acute pyelonephritis due to susceptible Enterobacteriaceae. In the TANGO-1 study, 98.4% of patients on the Vabomere arm met the primary endpoint of clinical success at the end of IV treatment, compared to 94% of patients in the piperacillin/tazobactam arm. Patients in the Vabomere arm of the study had fewer discontinuations due to AEs as compared to the piperacillin/tazobactam arm (2.9% vs. 5.1%), and the type of AEs seen in the trial were similar to that of meropenem alone.

On July 25, 2017, Medicines announced positive results from a planned interim analysis of the TANGO-2 trial, a multi-center, randomized, open-label Phase 3 trial. The TANGO-2 trial compared Vabomere to best available therapy (“BAT”) in the treatment of infections caused by CRE and is the only trial that evaluated a monotherapy option in CRE. Randomization in the trial was stopped early, following a recommendation by the Drug Safety Monitoring Board (“DSMB”). The recommendation was based upon an interim analysis of 72 patients, including 43 with microbiologically evaluable CRE infections of blood, lung urinary tract and abdominal organs. The DSMB concluded that the benefit-risk ratio no longer supported randomization of patients to the BAT arm due to results seen in patients in the Vabomere arm. The data showed a higher cure rate at test of cure and end of therapy as well as lower all-cause mortality versus BAT across all infection types. In addition, Vabomere had a lower rate of drug-related AEs versus BAT (24% vs. 44%).

Vabomere is indicated for cUTI and we believe the profile represents a leading therapy for treatment of serious infections due to gram-negative bacteria, including KPC-mediated CRE, which is Vabomere’s focus:

Approved for cUTI

Key Focus for Vabomere –KPC-mediated CRE

We have continued the launch of Vabomere with a sales force that primarily interacts with infectious disease and critical care physicians, microbiologists and hospital pharmacists, including infectious disease clinical pharmacists. We are leveraging our presence in the hospital setting to promote Vabomere, as well as our other products. Additionally, we have a team of medical science liaisons across the United States to meet with and educate infectious disease and critical care key opinion leaders.

We believe Melinta is capable of distinguishing Vabomere’s economic value proposition through a pricing strategy that is in line with currently branded therapies used in the treatment of such serious gram-negative infections and designed to facilitate access within the hospital. Market research with hospital pharmacy directors has confirmed that Vabomere’s launch price of $990/day will allow access within the hospital while also capturing the incremental value the product has over currently available therapies. In addition, we believe the economic value proposition of Vabomere is expected to be demonstrated through health economic outcomes analyses and a budget impact model that show a lower cost per patient compared to best available therapies.

Orbactiv

Orbactiv is a long-acting IV antibiotic of the lipoglycopeptide class that allows for single infusion for the treatment of adult patients with ABSSSIs caused or suspected to be caused by susceptible gram-positive bacteria, with no dose adjustment for mild/moderate renal or hepatic impairment or for age, weight, gender, or race. It provides an alternative solution to hospital admission or multiple days of therapy in outpatient setting. In contrast to the current standard of care (6 to 10 days of IV therapy), single-dose

ABSSSI therapy with Orbactiv alternative increases patient convenience, helps to ensure patient adherence with a single dose, and allows for treatment in alternative, lower cost care settings. We are leveraging our community-based sales force infrastructure to maximize Orbactiv’s potential.

Minocin for injection

Minocin is an IV antibiotic of the tetracycline class with broad-spectrum activity against gram-positive and gram-negative pathogens. A new formulation was launched in 2015, which improved tolerability and convenience in administration, owing to a smaller required infusion volume. Minocin is one of the few agents approved for treatment of Acinetobacter spp. Acinetobacter infections are generally seen in the intensive care unit (“ICU”), particularly in mechanically ventilated and immunocompromised patients. We are leveraging our hospital-based sales force infrastructure to maximize Minocin’s potential.

Solithromycin

Solithromycin is a macrolide antibiotic that was acquired by Melinta in the merger with Cempra. Prior to the time of the merger, Cempra advanced solithromycin through Phase 3 studies for an indication in adults with CABP. After Cempra received a complete response letter (CRL) from the FDA in December 2016, Cempra worked with the FDA to determine a path forward, which included a pre-approval safety study that would include 7,200 subjects and a post-approval commitment to study an additional 3,600 subjects. Management estimated that the combined cost of the pre- and post-approval studies would be approximately $140.0 million. Given the significant cost of the trial, management determined that the trial would only be pursued if non-dilutive funding were available to fund the cost of the trial. After working unsuccessfully to identify non-dilutive funding, management has made the election to not pursue this study. We are also conducting a pediatric CABP trial, which is being funded by with the U.S. Biomedical Advanced Research and Development Authority (“BARDA”). A pediatric indication would only be pursued if an adult indication was likely. Melinta held a discussion with BARDA on March 15, 2018, and the parties jointly agreed to wind down this pediatric study.

Solithromycin is also being studied by Toyama, our partner in Japan. Toyama has made significant progress to date across multiple clinical trials. We will continue to support Toyama’s efforts to commercialize solithromycin in Japan.

Fusidic Acid

Fusidic Acid was also a pipeline program acquired in the merger transaction with Cempra. Cempra completed one successful Phase 3 program for fusidic acid for ABSSSI. A second Phase 3 trial would be required to obtain approval for fusidic acid. We have no current plans to initiate the additional Phase 3 study that would be required.

Prior to the merger, Cempra had also initiated a Phase 2 program, studying fusidic acid as chronic suppressive treatment in refractory staphylococcal bone and joint infections.  In a single arm study of 30 patients, clinical success was seen in 60% of patients after six months of treatment. Investigators may elect to keep patients on treatment for up to two years. Fusidic acid has been well tolerated, but resistance developed in some patients with this long-term use.  Resistance development over long-term use is a known risk with extended use antibiotics. Given this finding, we do not intend to pursue further clinical development for fusidic acid in bone and joint infections.

Key Business Strategies

We are focused on development and commercialization of new antibiotics that enable patients with serious, life-threatening bacterial infections to be successfully treated. We plan to carefully evaluate our capital allocation strategy to maximize shareholder value around the recent launches of Baxdela and Vabomere, and the marketing of Orbactiv and Minocin, while maintaining a capital efficient approach to investing in our development programs and other opportunities. The critical components of our business strategy are:

1.

Commercialize Baxdela for ABSSSI in the United States. In the first quarter of 2018, we launched Baxdela in the United States with an efficient, targeted sales force consisting of approximately 50 sales territories, prioritizing high-value hospital accounts. In addition, sales representatives target other market channels, such as the emergency department and select community settings in an attempt to realize the full market potential of Baxdela.

2.

Commercialize Vabomere for cUTI in the United States. We market Vabomere in the United States with an efficient, targeted sales force consisting of approximately 85 sales territories, prioritizing high-value hospital accounts, focusing on infectious disease and critical care physicians.

3.

Optimize commercialization of Orbactiv and Minocin within the United States. We are leveraging our sales force presence within the hospital to appropriately position Minocin for the treatment of serious infections due to Acinetobacter. In addition, sales representatives target emergency department and community market channels to realize the full market potential of Orbactiv in the treatment of ABSSSI.

4.

Pursue additional indications and regional approvals, leveraging our robust product portfolio and 10-year market exclusivity periods, as applicable, in the United States.  We may pursue additional indications for existing products, leveraging the existing exclusivity period and are pursuing regional approvals both directly and in cooperation with commercialization partners outside the United States.
5.

Leverage Melinta’s discovery platform and proprietary understanding of the ribosome to deliver novel drugs that can address the continuous need to combat bacterial resistance.  Our discovery platform has the potential to drive significant long-term value by providing a continual stream of novel antibiotics that meet the constantly evolving challenge of bacterial resistance. Our discovery platform is capable of both producing improvements to existing classes of drugs, as well as, developing new antibiotics. We and our partner have advanced radezolid, an improved oxazolidonone class antibiotic discovered by Melinta, into Phase 2 for the treatment of acne.  We have also received QIDP designation for radezolid for the treatment of bacterial vaginosis and are currently in the preclinical stage for this indication.  We are advancing its research efforts in the antibacterial space led by our ESKAPE pathogen program targeting “superbugs,” and are evaluating the potential of other platform opportunities in antifungals, antiparasitics and oncology.

6.

Optimize partnerships to maximize the value of the product portfolio. We have a number of partnerships, including established partnerships for Baxdela in Europe and Asia-Pacific (excluding Japan) with Menarini IFR Srl, and in Central and South America with Eurofarma Laboratórios S.A. We have also secured a development partnership with a contract research organization (“CRO”) for our pipeline asset, radezolid, which is focused on the topical dermatology space, and we have a relationship related to solithromycin with Toyama Chemical Co., Ltd. (“Toyama”) in Japan. Opportunities exist to leverage existing or new partnerships for the combined Product Portfolio. We plan to evaluate the potential of existing and new business development opportunities to further generate non-dilutive capital and enhance shareholder value.

These partnerships are already progressing towards producing revenue. Menarini IFR Srl announced on March 8, 2017, that they had submitted a Marketing Authorization Application to the European Medicines Agency for delafloxacin (to be marketed under the trade name Quofenix in Europe) for the treatment of adult patients with ABSSSI. In South America, Eurofarma has submitted an application for approval to market Baxdela in Argentina and is preparing applications to several other countries.

7.

Follow a rigorous process that will determine which programs and at what pace additional programs will be advanced.  With the combination of Melinta, the assets of Cempra and the assets of the IDB business, we have a rich portfolio of candidates for development. We intend to follow a disciplined and financially prudent process to determine the optimal timing to advance additional products or indications.

8.

Leverage the enterprise’s commercial organization to promote complementary internally or externally developed products upon achievement of FDA regulatory approval. With an experienced team and commercial infrastructure in place, we are well positioned to add either internally or externally developed products to our portfolio while adding minimal new costs.  We may selectively pursue the addition of externally developed products to our existing marketed products and pipeline, leveraging our commercial infrastructure.

Competition

Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions.

In many cases, however, we believe that competition often will be determined by antibiotic class and any limitations of that antibiotic class in general, and the antibiotic specifically, in treating a particular disease or population.  We believe that the key competitive factors that will affect the development and commercial success of product candidates that we develop or acquire are efficacy, safety and tolerability profile, convenience in dosing, price and reimbursement.

Intellectual Property

Due to the length of time and expense associated with bringing new products to market, biopharmaceutical companies have traditionally placed considerable importance on obtaining and maintaining patent protection for significant new technologies, products and processes. The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent’s term may be lengthened by Patent Term Adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, or USPTO, in granting a patent, or may be shortened if a patent is terminally disclaimed over another patent. In the United States, and certain other countries, the patent’s term may also be lengthened by patent term extension or restoration, which compensates a patentee for administrative delays in granting a regulatory approval by the FDA, or similar agency in other countries.

While we pursue patent protection and enforcement of all our products and product candidates, and aspects of our technologies when appropriate, we also rely on trade secrets, know-how and continuing technological advancement to develop and maintain our competitive position. To protect this competitive position, we regularly enter into confidentiality and proprietary information agreements with third parties, including employees, independent contractors, suppliers and collaborators. Our employment policy requires each new employee to enter into an agreement containing provisions generally prohibiting the disclosure of confidential information to anyone outside of our company and providing that any invention conceived by an employee within the scope of his or her employment duties is our exclusive property. We have a similar policy with respect to independent contractors, generally requiring independent contractors to enter into agreements containing provisions generally prohibiting the disclosure of confidential information to anyone outside of our company and providing that any invention conceived by an independent contractor within the scope of his or her services is our exclusive property with the exception of contracts with universities and colleges that may be unable to make such assignments. Furthermore, our know-how that is accessed by third parties through collaborations and research and development contracts and through our relationships with scientific consultants is generally protected through confidentiality agreements with the appropriate parties.

Baxdela

We have a license, both exclusive and nonexclusive, from Wakunaga Pharmaceutical Company, Ltd. to certain patents and patent applications, and to certain patents and patent applications of AbbVie. We have also licensed technology from CyDex Pharmaceuticals, Inc. (now a wholly owned subsidiary of Ligand Pharmaceuticals Incorporated) for the use of Captisol, a sulfobutylether beta-cyclodextrin excipient, in connection with Baxdela. We have developed and patented additional technology independently.  The patent portfolio for Baxdela and delafloxacin meglumine, the active pharmaceutical ingredient in Baxdela, is related to compositions of matter, pharmaceutical compositions, manufacturing methods and methods of use. In addition to the licensed and owned issued U.S. patents, the portfolio includes pending U.S. patent applications and corresponding foreign national or regional counterpart patents or applications. We expect that the patents and the patent applications in the portfolio, if issued, will expire between 2025 and 2034.

Minocin for injection

As a result of our acquisition of IDB, we acquired a patent portfolio relating to certain minocycline formulations and certain methods of administering minocycline. We have patents relating to the Minocin IV composition and certain methods of administering minocycline, each of which is set to expire in May 2031. We are also prosecuting other patent applications relating to minocycline formulations and methods of treatment in the United States and in certain foreign countries.

Orbactiv

As a result of our acquisition of IDB, we obtained an exclusive license from Eli Lilly to patents relating to Orbactiv, its uses, formulations and methods of manufacture. The earliest-filed patent for Orbactiv that we acquired in our acquisition of Targanta, which relates to the active pharmaceutical ingredient in Orbactiv, will expire in the United States in November 2020. The Medicines Company also developed and patented additional technology.  We acquired from Medicines U.S. patents relating to methods of treatment expiring in 2029 and 2030, as well as a patent co-owned with AbbVie relating to high purity oritavancin that expires in 2035. Numerous foreign counterparts have been filed, including in Europe and Eurasia, for these more recent methods of treatment and compositions. We are also prosecuting a number of patent applications relating to Orbactiv and its uses in the United States and certain foreign jurisdictions.

Vabomere

As a result of our acquisition of IDB, we acquired a portfolio of patents and patent applications relating to Vabomere, including the vaborbactam compound, the Vabomere composition, and methods of use. We are currently prosecuting related patent applications relating to Vabomere’s pharmaceutical composition and its use in the United States and in certain foreign countries.  In addition, patent applications are pending for synthesis intermediates, manufacturing flow processes and additional methods of use, which, if issued, would expire between 2035 and 2038.

Collaborations and Commercial Agreements

See Notes 8 and 15 to the Consolidated Financial Statements for information on certain of our collaboration and commercial agreements.

Manufacturing

We do not own or operate manufacturing facilities for the production of any of the products in our product portfolio, or for the other product candidates that we might develop, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, API and finished products for commercial sales, as well as for our pre-clinical research and clinical trials. We employ internal resources and third-party consultants to manage our manufacturing contractors.

To date, we have ordered pre-clinical and clinical supplies under short-term contract orders. We do not have long-term contracts for the commercial supply of any of the products we sell, except for certain contracts for the production of ingredients of Vabomere.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are marketing or developing. All of our approved products are subject to extensive regulation, and our antibiotic product candidates that we develop must be approved by the FDA through the NDA process before they may be legally marketed in the United States.

U.S. Drug Development and Review Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	Completion of pre-clinical laboratory tests, animal studies and formulation studies according to good laboratory practices or other applicable regulations;
•	Submission to the FDA of an investigational new drug application (“IND”), which must become effective before human clinical trials may begin;
•

Performance of adequate and well-controlled human clinical trials according to the FDA’s current good clinical practices (“cGCP”) to establish the safety and efficacy of the proposed drug for its intended use;

•	Submission to the FDA of an NDA for a new drug;
•

Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with the FDA’s current good manufacturing practices (“cGMPs”) to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product.  The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices.  The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol.  Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans.  If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin.  Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator.  Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated.  Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients.  The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board (“IRB”) for approval.  An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap.  In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness.  Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance, and optimum dosage, and to identify common adverse effects and safety risks.  If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug.  In most cases FDA requires two adequate and well‑controlled Phase 3 clinical trials to demonstrate the efficacy of the drug.  A single Phase 3 trial with other confirmatory evidence may be sufficient in rare instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

Pursuant to the 21st Century Cures Act, the manufacturer of an investigational drug for a serious or life-threatening disease in a Phase 2 or Phase 3 trial is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA.  FDA approval of the NDA is required before marketing of the product may begin in the U.S.  The NDA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls.  The cost of preparing and submitting an NDA is substantial.  The submission of most NDAs is additionally subject to a substantial application user fee, which is typically increased annually.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review.  Once the submission is accepted for filing, the FDA begins an in-depth review.  The FDA has agreed to certain performance goals in the review of new drug applications.  Most such applications for standard review drug products are reviewed within ten to twelve months; most applications for priority review drugs are reviewed in six to eight months.  Priority review can be applied to drugs that the FDA determines offer major advances in treatment, or provide a treatment where no adequate therapy exists.  The review process for both standard and priority review may be extended by FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee – typically a panel that includes clinicians and other experts – for review, evaluation, and a recommendation as to whether the application should be approved.  The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.  Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.  Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured.  FDA will not approve the product unless compliance with cGMP is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter.  A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application.  If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter.  FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.  As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”) to help ensure that the benefits of the drug outweigh the potential risks.  REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”).  ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries.  The requirement for a REMS can materially affect the potential market and profitability of the drug.  Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy.  Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including biological products, are required to register and disclose certain clinical trial information on the website www.clintrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of a clinical trial are then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of clinical trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of clinical development programs as well as clinical trial design.

Pediatric Information

Under the Pediatric Research Equity Act (“PREA”), NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective.  The FDA may grant full or partial waivers, or deferrals, for submission of data.  Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

The Best Pharmaceuticals for Children Act (“BPCA”) provides NDA holders a six-month extension of any exclusivity – patent or non-patent – for a drug if certain conditions are met.  Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe.  Applications under the BPCA are treated as priority applications.

The Hatch-Waxman Amendments

Under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, a portion of a product’s U.S. patent term that was lost during clinical development and regulatory review by the FDA may be restored. The Hatch-Waxman Amendments also provide a process for listing patents pertaining to approved products in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the “Orange Book”) and for a competitor seeking approval of an application that references a product with listed patents to make certifications pertaining to such patents. In addition, the Hatch-Waxman Amendments provide for a statutory protection, known as non-patent exclusivity, against the FDA’s acceptance or approval of certain competitor applications.

Patent Term Restoration

Patent term restoration can compensate for time lost during product development and the regulatory review process by returning up to five years of patent life for a patent that covers a new product or its use. This period is generally one-half the time between the effective date of an IND (falling after issuance of the patent) and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application, provided the sponsor acted with diligence. Patent term restorations, however, cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended and the extension must be applied for prior to expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims covering the applicant’s product or method of using the product. Upon approval of a drug, each of the patents identified in the application for the drug are then published in the FDA’s Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application (“ANDA”). An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a Section VIII statement certifying that its proposed ANDA labeling does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been filed by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant.

An applicant submitting an NDA under Section 505(b)(2) of the FDCA, which permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference, is required to certify to the FDA regarding any patents listed in the Orange Book for the approved product it references to the same extent that an ANDA applicant would.

Market Exclusivity

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for an NCE. A drug is entitled to NCE exclusivity if it contains a drug substance no active moiety of which has been previously approved by the FDA. This means that, in the case of a fixed-dose combination product, the FDA makes the NCE exclusivity determination for each drug substance in the drug product and not for the drug product as a whole. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a Paragraph IV certification. For a drug that has been previously approved by the FDA, the FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the new conditions of use and does not prohibit the FDA from approving ANDAs for drugs for the original conditions of use, such as the originally approved indication. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the non-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Antibiotic Exclusivity

Under the GAIN Act, upon NDA approval, a drug product designated by FDA as a QIDP receives a five-year extension of any five-year NCE exclusivity, three-year exclusivity, or seven-year orphan drug exclusivity.  This exclusivity applies only with respect to drugs that are first approved on or after July 9, 2012.  An efficacy supplement to an approved NDA is not eligible for the five-year exclusivity extension if the application that is being supplemented has previously received the five-year GAIN exclusivity extension.  A QIDP is defined as an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by (1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens or (2) qualifying pathogens, which are defined as those that have the potential to pose a serious threat to public health and that are included in a list established and maintained by FDA.

A drug sponsor may request that FDA designate its product as a QIDP at any time prior to NDA submission.  FDA must make a QIDP determination within 60 days of receiving the designation request.  The first NDA for a specific drug product and indication for which QIDP designation was granted will automatically be granted priority review.  A subsequent application from the same sponsor for the same product and indication will receive priority review designation only if it otherwise meets the criteria for priority review.

Post-Approval Requirements in the United States

Any drug product for which we receive FDA approval will be subject to continuing regulation by the FDA, including, among other things, record keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, cGMP requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. Drugs may be promoted only for the approved indications and consistent with the provisions of the approved labeling. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Future FDA and state inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval. In addition, beginning in 2018, the applicant under an approved NDA is subject to a substantial annual program fee (replacing the previous product and establishment fees) for each prescription drug product.

Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act (“PDMA”), a part of the FDCA. In addition, Title II of the Federal Drug Quality and Security Act of 2013, known as the Drug Supply Chain Security Act or the DSCSA, has imposed new “track and trace” requirements on the distribution of prescription drug products by manufacturers, distributors, and other entities in the drug supply chain. These requirements are being phased in over a ten-year period. The DSCSA ultimately will require product identifiers (i.e., serialization) on prescription drug products in order to establish an electronic interoperable prescription product system to identify and trace certain prescription drugs distributed in the United States. The DSCSA replaced the prior drug “pedigree” requirements under the PDMA, and preempts existing state drug pedigree laws and regulations. The DSCSA also establishes new requirements for the licensing of wholesale distributors and third-party logistic providers. These licensing requirements preempt states from imposing licensing requirements that are inconsistent with, less stringent than, directly related to, or otherwise encompassed by standards established by FDA pursuant to the DSCSA. Until FDA promulgates regulations to address the DSCSA’s new national licensing standard, current state licensing requirements typically remain in effect.

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

Anti-Kickback and False Claims Laws and Other Regulatory Matters

In the United States, in addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years.  These laws include anti-kickback statutes, false claims statutes, and other statutes pertaining to health care fraud and abuse.  The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs.  The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “ACA”), amended the intent element of the federal statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it.  This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other.  Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties, and exclusion from participation in federal healthcare programs.  Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid.  This includes claims made to programs where the federal government reimburses, such as Medicaid, as well as programs where the federal government is a direct purchaser, such as when it purchases off the Federal Supply Schedule.  Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product.  In addition, certain marketing practices, including off-label promotion, may also violate false claims laws.  Additionally, the ACA amended the federal false claims law such that a violation of the federal healthcare program anti-kickback statute can serve as a basis for liability under the federal false claims law.  The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror/payor knows or should know is likely to influence the beneficiary to order a receive a reimbursable item or service from a particular supplier, and the healthcare fraud statute, which prohibits knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations, or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items, or services.

Pursuant to the ACA, manufacturers of prescription drugs are required to collect and report information on payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members. The reports are due on an annual basis, and the reported data is posted in searchable form on a public website.  Failure to submit required information may result in civil monetary penalties.

There are also an increasing number of state laws with requirements for manufacturers and/or marketers of pharmaceutical products.  Some states require the reporting of expenses relating to the marketing and promotion of drug products and the reporting of gifts and payments to individual healthcare practitioners in these states.  Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals.  Still other states require the reporting of certain pricing information, including information pertaining to, and justification of, price increases, or prohibit prescription drug price gouging.  In addition, states such as California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs and/or marketing codes.  Many of these laws contain ambiguities as to what is required to comply with the laws. In addition, as discussed below, a similar federal requirement requires manufacturers to track and report to the federal government certain payments made to physicians and teaching hospitals made in the previous calendar year. These laws may affect our sales, marketing and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state, and soon federal, authorities.

Government Programs for Marketed Drugs

Medicaid, the 340B Drug Pricing Program, and Medicare

Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay rebates to state Medicaid programs for all units of its covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program under either a fee-for-service arrangement or through a managed care organization. This federal requirement is effectuated through a Medicaid drug rebate agreement between the manufacturer and the Secretary of Health and Human Services. The Centers for Medicare and Medicaid Services (“CMS”) administers the Medicaid drug rebate agreements, which provide, among other things, that the drug manufacturer will pay rebates to each state Medicaid agency on a quarterly basis and report certain price information on a monthly and quarterly basis. The rebates are based on prices reported to CMS by manufacturers for their covered outpatient drugs. For innovator products, that is, drugs that are marketed under approved NDAs, the basic rebate amount is the greater of 23.1% of the average manufacturer price (“AMP”) for the quarter or the difference between such AMP and the best price for that same quarter. The AMP is the weighted average of prices paid to the manufacturer (1) directly by retail community pharmacies and (2) by wholesalers for drugs distributed to retail community pharmacies. The best price is essentially the lowest price available to non-governmental entities. Innovator products are also subject to an additional rebate that is based on the amount, if any, by which the product’s current AMP has increased over the baseline AMP, which is the AMP for the first full quarter after launch, adjusted for inflation. For non-innovator products, generally generic drugs marketed under approved abbreviated new drug applications, the basic rebate amount is 13% of the AMP for the quarter. Until recent amendments to the statute, this was the only rebate applicable to non-innovator products. However, as a result of a November 2015 amendment, non-innovator products are also subject to the additional rebate. The additional rebate is similar to that discussed above for innovator products, except that the baseline AMP quarter is the fifth full quarter after launch (for non-innovator multiple source drugs launched on April 1, 2013 or later) or the third quarter of 2014 (for those launched before April 1, 2013). The statutory definition of AMP was amended in 2010 by the ACA. In February 2016, CMS published a final rule to further define AMP and provide clarification on other parts of the rebate program.  The terms of participation in the Medicaid drug rebate program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in additional or lesser rebate liability, depending on the direction of the correction. In addition to retroactive rebates, if a manufacturer were found to have knowingly submitted false information to the government, federal law provides for civil monetary penalties for failing to provide required information, late submission of required information, and false information.

A manufacturer must also participate in a federal program known as the 340B drug pricing program in order for federal funds to be available to pay for the manufacturer’s drugs under Medicaid and Medicare Part B. Under this program, the participating manufacturer agrees to charge certain safety net healthcare providers no more than an established discounted price for its covered outpatient drugs. The formula for determining the discounted price is defined by statute and is based on the AMP and the unit rebate amount as calculated under the Medicaid drug rebate program, discussed above. Manufacturers have not been required to report any pricing information to the Health Resources and Services Administration (“HRSA”), but HRSA issued a notice proposing to collect such information from manufacturers on a quarterly basis and is in the process of preparing a system to operationalize this requirement. HRSA has also issued regulations relating to the calculation of the ceiling price as well as imposition of civil monetary penalties for each instance of knowingly and intentionally overcharging a 340B covered entity.

Federal law also requires that manufacturers report data on a quarterly basis to CMS regarding the pricing of drugs that are separately reimbursable under Medicare Part B. These are generally drugs, such as injectable products, that are administered “incident to” a physician service and are not generally self-administered. The pricing information submitted by manufacturers is the basis for reimbursement to physicians and suppliers for drugs covered under Medicare Part B. As with the Medicaid drug rebate program, federal law provides for civil monetary penalties for failing to provide required information, late submission of required information, and false information.

Medicare Part D provides prescription drug benefits for seniors and people with disabilities. Medicare Part D beneficiaries have a gap in their coverage (between the initial coverage limit and the point at which catastrophic coverage begins) where Medicare does not cover their prescription drug costs, known as the coverage gap. However, by 2020, Medicare Part D beneficiaries will pay 25% of drug costs after they reach the initial coverage limit - the same percentage they were responsible for before they reached that limit - thereby closing the coverage gap. The cost of closing the coverage gap is being borne by innovator companies and the government through subsidies. Beginning in 2011, each manufacturer of drugs approved under NDAs was required to enter into a Medicare Part D coverage gap discount agreement and provide a 50% discount on those drugs dispensed to Medicare beneficiaries in the coverage gap, in order for its drugs to be reimbursed by Medicare Part D.  The Bipartisan Budget Act of 2018 increased the manufacturer’s subsidy under the program from 50% to 70% of the negotiated price, beginning in 2019.

Federal Contracting/Pricing Requirements

Manufacturers are also required to make their covered drugs, which are generally drugs approved under NDAs, available to authorized users of the Federal Supply Schedule (“FSS”), of the General Services Administration. The law also requires manufacturers to offer deeply discounted FSS contract pricing for purchases of their covered drugs by the Department of Veterans Affairs, the Department of Defense (“DoD”), the Coast Guard, and the Public Health Service (including the Indian Health Service) in order for federal funding to be available for reimbursement or purchase of the manufacturer’s drugs under certain federal programs. FSS pricing to those four federal agencies for covered drugs must be no more than the Federal Ceiling Price (“FCP”), which is at least 24% below the Non-Federal Average Manufacturer Price (“Non-FAMP”) for the prior year. The Non-FAMP is the average price for covered drugs sold to wholesalers or other middlemen, net of any price reductions.

The accuracy of a manufacturer’s reported Non-FAMPs, FCPs, or FSS contract prices may be audited by the government. Among the remedies available to the government for inaccuracies is recoupment of any overcharges to the four specified federal agencies based on those inaccuracies. If a manufacturer were found to have knowingly reported false prices, in addition to other penalties available to the government, the law provides for civil monetary penalties of $100,000 per incorrect item. Finally, manufacturers are required to disclose in FSS contract proposals all commercial pricing that is equal to or less than the proposed FSS pricing, and subsequent to award of an FSS contract, manufacturers are required to monitor certain commercial price reductions and extend commensurate price reductions to the government, under the terms of the FSS contract Price Reductions Clause. Among the remedies available to the government for any failure to properly disclose commercial pricing and/or to extend FSS contract price reductions is recoupment of any FSS overcharges that may result from such omissions.

Tricare Retail Pharmacy Network Program

The DoD provides pharmacy benefits to current and retired military service members and their families through the Tricare healthcare program. When a Tricare beneficiary obtains a prescription drug through a retail pharmacy, the DoD reimburses the pharmacy at the retail price for the drug rather than procuring it from the manufacturer at the discounted FCP discussed above. In order for the DoD to realize discounted prices for covered drugs (generally drugs approved under NDAs), federal law requires manufacturers to pay refunds on utilization of their covered drugs sold to Tricare beneficiaries through retail pharmacies in DoD’s Tricare network. These refunds are generally the difference between the Non-FAMP and the FCP and are due on a quarterly basis. Absent an agreement from the manufacturer to provide such refunds, DoD will designate the manufacturer’s products as Tier 3 (non-formulary) and require that beneficiaries obtain prior authorization in order for the products to be dispensed at a Tricare retail network pharmacy. However, refunds are due whether or not the manufacturer has entered into such an agreement.

Branded Pharmaceutical Fee

A branded pharmaceutical fee is imposed on manufacturers and importers of branded prescription drugs (including authorized generics), generally drugs approved under NDAs (excluding orphan drugs). In each year between 2011 and 2018, the aggregate fee for all such manufacturers will range from $2.5 billion to $4.1 billion, and then will remain at $2.8 billion in 2019 and subsequent years. This annual fee is apportioned among the participating companies based on each company’s sales of qualifying products to or utilization by certain U.S. government programs during the preceding calendar year. The fee became effective January 1, 2011, and is not deductible for U.S. federal income tax purposes. Utilization of generic drugs, generally drugs approved under ANDAs, is not included in a manufacturer’s sales used to calculate its portion of the fee.

Foreign Regulation

In addition to regulations in the United States, we are subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products to the extent we choose to sell any products outside of the United States. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required to obtain FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. Our primary strategy is to find partners that operate in foreign countries and collaborate with them to seek approval for, and market, our products, generating royalty and licensing revenue.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend considerably on the availability of reimbursement from third-party payors. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Our products may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

In 2003, the U.S. government enacted legislation providing a prescription drug benefit for Medicare recipients, which became effective at the beginning of 2006. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval. However, to obtain payments under this program, we would be required to sell products to Medicare recipients through prescription drug plans operating pursuant to this legislation. These plans will likely negotiate discounted prices for our products. In March 2010, the ACA, as amended, became law, which substantially changed the way healthcare is financed by both governmental and private insurers. We anticipate that this legislation will result in additional downward pressure on coverage and the price that we receive for any approved product. Federal, state and local governments in the United States continue to consider legislation to limit the growth of health care costs, including the cost of prescription drugs. Future legislation could limit payments for pharmaceuticals such as the drug candidates that we are developing.

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

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Corporate History and Information

On November 3, 2017, Cempra, Inc. merged with privately-held Melinta Therapeutics, Inc. in a reverse triangular merger, wherein the former Melinta Therapeutics, Inc. became a subsidiary of Cempra, Inc. and was re-named Melinta Subsidiary Corp. As a result of the merger, the holders of preferred and common shares of the former Melinta Therapeutics, Inc., as well as, holders of convertible notes issued by the former Melinta Therapeutics, Inc., became holders of shares of common stock of Cempra, Inc. Immediately after the merger, Cempra, Inc. was renamed Melinta Therapeutics, Inc. Our stock is traded on the NASDAQ Global Market under the symbol MLNT.

Cempra, Inc. was originally formed as Cempra Holdings, LLC, a limited liability company under the laws of the State of Delaware, on May 16, 2008. Cempra Holdings, LLC was formed in connection with a reorganization whereby the shareholders of Cempra Pharmaceuticals, Inc., a corporation formed under the laws of the State of Delaware on November 18, 2005, exchanged their shares of Cempra Pharmaceuticals, Inc. stock for shares of Cempra Holdings, LLC, pursuant to a merger of a subsidiary of Cempra Holdings, LLC with and into Cempra Pharmaceuticals, Inc., as a result of which Cempra Pharmaceuticals, Inc. became a wholly owned subsidiary of Cempra Holdings, LLC.

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

Our primary executive offices are located at 300 George St, Suite 301, New Haven, CT 06511, and our telephone number is (312) 767-0291. Our website address is www.melinta.com. The information contained in, or that can be accessed through, our website is not part of this report.

Available Information

We make available, free of charge through our website, http://www.melinta.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as is reasonably practicable after such material is electronically filed or furnished to the SEC.  Shareholders and other interested parties may also contact us and request these documents through the Investor Relations section of our website.

Our website also contains corporate governance information including: audit, compensation and nominating and governance committee charters, and our business ethics and conduct policy.

Employees

As of March 2, 2018, we had approximately 300 employees. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Item 1A. Risk Factors

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report and in any documents incorporated in this report by reference.

If any of the following risks, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and shareholders may lose all or part of their investment.

Risks Related to our Business

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.

Until recently, we have been a development stage company and have incurred losses since inception. As of December 31, 2017, we had an accumulated deficit of $572.7 million and we recorded net losses of $58.9 million for the fiscal year ended December 31, 2017. We expect to continue to incur operating losses and negative cash flows through at least 2020. These losses have had and will continue to have an adverse effect on shareholders’ equity and working capital.

Our limited operating history makes it difficult to evaluate our business and prospects.

Prior to our recent commercial launch of Baxdela and our acquisition of Vabomere, Orbactiv and Minocin from Medicines in the first quarter of 2018, our operations have been limited to financing and staffing our company, conducting product development activities, engaging in commercial launch preparation activities, and performing research and development activities. We have not yet demonstrated ability, as a company, to successfully commercialize and launch a product candidate or market and sell products. Consequently, the ability to predict our future performance may not be as accurate as it could be if we had a history of successfully developing and commercializing pharmaceutical products.

If we fail to obtain additional financing, we may not be able to fund our operations.

As of December 31, 2017, we had cash and cash equivalents of $128.4 million. Based on our operating plans, we currently do not have sufficient working capital to fund planned operating expenses for 2018 without additional sources of cash. In their audit opinion issued in connection with the accompanying consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, shareholders’ equity, cash flows, and the related notes to the consolidated financial statements for each of the three years in the period ended December 31, 2017, our independent registered public accounting firm stated that our recurring losses from operations and our need to obtain additional capital raises substantial doubt about our ability to continue as a going concern. We will need to obtain additional financing to fund future operations, including the ongoing commercialization and launch of Baxdela and Vabomere and to support the ongoing sales of Minocin and Orbactiv, as well as the development and commercialization of our product candidates and to support sales and marketing activities. Moreover, our fixed expenses such as rent, license payments, interest expense and other contractual commitments are substantial. As noted above, as an early commercial-stage company, we have not yet demonstrated the ability, as a company, to successfully commercialize and launch a product candidate, or market and sell products, and our marketed products have very limited sales history, with Baxdela and Vabomere launching in recent months and Medicines launching Orbactiv and Minocin in 2014 and 2015, respectively. As such, even if we obtain additional funding to support our operating plan, it is possible that we may fail to appropriately estimate the timing and amount of our funding requirements and we may need to seek additional funding sooner, and in larger amounts, than we currently anticipate.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the costs and timing of establishing sales, marketing, reimbursement capabilities, and the acceptance of our products by the marketplace;
•

the initiation, progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to timely enroll patients in our ongoing, planned and potential future clinical trials;

•	the time and cost necessary to obtain regulatory approvals;
•	the costs of manufacturing clinical and commercial supplies of our products and product candidates;
•	payments of acquisition or other milestones and royalties to third parties;
•	the time and cost necessary to respond to technological and market developments;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the terms of any collaborative, license and other commercial relationships that Melinta may establish.

As of December 31, 2017, we have not generated any revenue from the sale of any products. Until we can generate a sufficient amount of revenue, we may raise additional funds through collaborations with third parties, out-licensing of rights to our product candidates, and public or private debt or equity financings. Additional funds may not be available when needed on terms that are acceptable, or at all. Further, we are limited in the types of financing that we may pursue given the underlying terms of our credit agreement, which limits our ability to incur more debt or service additional debt payments outside of the additional $50.0 million in debt available thereunder (subject to the satisfaction of certain revenue targets) and the $20.0 million revolver that is permitted thereunder. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing shareholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing shareholders.

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

If we are unable to obtain funding on a timely basis, we may be unable to fund our future operations, including the ongoing commercialization of Baxdela and Vabomere and the ongoing sales of Minocin and Orbactiv, as well as the development and commercialization of our product candidates and the support of sales and marketing activities.  As a result, our ability to generate revenues and achieve or sustain profitability may be substantially harmed, and we may be required to significantly curtail some or all of our activities. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to our product candidates or some of our technologies or otherwise agree to terms unfavorable to us.

Melinta has substantial indebtedness.

As of December 31, 2017, on a pro forma basis after giving effect to our transaction with Medicines and related financing transactions in early January 2018, Melinta has total indebtedness of $147.8 million and, under the Deerfield agreement, has the ability to access another $50.0 million in debt, provided certain revenue targets are achieved. Having a substantial amount of leverage may have important consequences, including:

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on indebtedness, thereby reducing the ability to use cash flow from Melinta’s operations to fund operations, capital expenditures, and future business opportunities;

•

limiting the ability to obtain additional financing for working capital, capital expenditures, product and service development, debt service requirements, acquisitions, and general corporate or other purposes including equipment financing at reasonable rates, which is vital to Melinta’s business;

•

increasing the risks of adverse consequences resulting from a breach of any indebtedness agreement, including, for example, a failure to make required payments of principal or interest due to failure of our business to perform as expected;

•	increasing vulnerability to general economic and industry conditions;
•	restricting the ability to make strategic acquisitions or requiring non-strategic divestitures;
•	limiting our ability to incur additional debt;
•	subjecting Melinta’s operations to restrictive covenants that may limit operating flexibility; and
•	placing Melinta’s operations at a competitive disadvantage compared to competitors that are less highly leveraged.

Despite Melinta’s substantial leverage, we may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our significant leverage.

If we are not successful with the commercial launches of our products, or experience significant delays in doing so, our business likely would be materially harmed.

In the first quarter of 2018, we commercially launched Baxdela and acquired from Medicines the rights related to the products Vabomere, Orbactiv and Minocin. Medicines commercially launched Orbactiv in the United States in the third quarter of 2014, launched the new formulation of Minocin in the United States in 2015 and launched Vabomere in the United States in the fourth quarter of 2017. Commercial launches of this number of products in such a short period of time has and will continue to require significant efforts from Melinta and the devotion of substantial resources as we will need to ensure we have manufactured sufficient quantities of product to complete commercial sales and establish and maintain the infrastructure necessary to commercially launch these products and products in development.

Our ability to successfully commercially launch these products and products in development will depend on our ability to:

•	train, deploy and manage a qualified sales force to market and sell our newly launched products;
•	secure formulary approvals at our hospital customers;
•	have third parties manufacture and release the products in sufficient quantities;
•	implement and maintain agreements with wholesalers, distributors and group purchasing organizations;
•	receive adequate levels of coverage and reimbursement for these products from governments and third-party payors; and
•	develop and execute effective marketing and sales strategies and programs for the products.

We expect that the revenues from these products and products in development will represent a significant portion of our revenues in the future. As a result, if we are unable to successfully commercialize these products and products in development, our business, results of operations and financial condition likely would be materially harmed.

We are building our own marketing and sales organization, but have no experience as a company in marketing drug products. If we are unable to successfully establish our own marketing and sales capabilities, we may not be able to generate product revenues.

In order to successfully commercialize, launch and sell our products, we must develop capabilities (or make arrangements with third parties) for the marketing, sales and distribution of our products.  We have and will need to incur significant additional expenses and commit significant additional management resources to establish and train a sales force to market and sell. We may not be able to successfully establish these capabilities despite these additional expenditures.  In the event we are unable to successfully develop our own marketing and sales force (or collaborate with a third-party marketing and sales organization), we will not be able to commercialize, launch and sell our products, which would negatively impact our ability to generate product revenues. Further, whether we commercialize products on our own or rely on a third party to do so, our ability to generate revenue will be dependent on the effectiveness of the sales force.  We compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel. In the event we are unable to successfully market and promote our products, our business may be harmed.

The commercial success of our products and any future product of Melinta will depend upon the degree of market acceptance of these products among physicians, patients, health care payors and the medical community.

It cannot be assured that our products (including any additional indication thereof) or any of our product candidates that may be approved in the future will gain market acceptance among physicians, patients, health care payors and the medical community. Efforts to educate the medical community and third party payors on the benefits of our products and product candidates may require significant resources and may not be successful. The degree of market acceptance for our products will depend on a number of factors, including:

•	the effectiveness of such products as compared to other products pertaining to their respective indications;
•	prevalence and severity of adverse side effects;
•	acceptance by physicians and payors of each product as a safe and effective treatment;
•	limitations or warnings contained in a product’s FDA approved labeling;
•	the market price and patient out-of-pocket costs of the product relative to other treatment options, including any generics;
•	relative convenience and ease of administration;
•	willingness by clinicians to stop using current treatments and adopt a new treatment;
•	restriction on healthcare provider prescribing of and patient access to products due to a risk evaluation mitigation strategy;
•	the availability and efficacy of competitive drugs;
•	our ability to recruit and retain a sales force, if necessary;
•	the effectiveness of our or any third-party partner’s sales force and marketing efforts;
•	our ability to forecast demand and maintain sufficient supplies of our drug products;
•	our ability to manufacture or obtain commercial quantities of our drug products;
•	the strength of our sales and marketing and distribution support;

•	the effectiveness of our marketing and advertising campaigns;
•	our ability to deliver our products on a timely basis;
•	the extent to which bacteria develop resistance to any antibiotic product candidate that we develop, thereby limiting its efficacy in treating or managing infections;
•	our ability to establish and maintain pricing sufficient to realize a meaningful return on our investment;
•	acceptance on hospital formularies (which may limit sales activities in those hospitals);
•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections;
•	the availability of adequate reimbursement by third parties, such as insurance companies and other health care payors, and/or by government health care programs, including Medicare and Medicaid;
•	adverse publicity about a product or favorable publicity about competitive products; and
•	potential product liability claims.

The successful commercialization of our products will depend on the pricing we are able to achieve for our products.

Our ability to successfully commercialize our products will be dependent on whether we can obtain adequate pricing for any particular product. Pricing may be substantially dependent on our ability to obtain reimbursement from third party payors, both in the United States and in foreign countries. Outside the United States, certain countries, including a number of European Union (“E.U.”) members, set prices and reimbursement for pharmaceutical products, or medicinal products as they are commonly referred to in the E.U., with limited participation from those marketing the products. We cannot be sure that any prices and reimbursement will be acceptable to us or our strategic commercial partners. If the regulatory authorities in these foreign jurisdictions set prices or reimbursement that are not commercially attractive for us or our strategic commercial partners, our revenues from sales by us or our collaborators, and the potential profitability of our product candidates, in those countries would be negatively affected. Further, through contractual or other arrangements, the price we may be able to obtain in foreign countries may be dependent on the price we can achieve in the United States.

If we fail to obtain and sustain an adequate level of reimbursement for our products or future approved products by third-party payors, sales would be adversely affected.

There will be no commercially viable market for our products or any future approved products without reimbursement from third-party payors. Even if there is a commercially viable market, if the level of reimbursement is below our expectations, our revenue and gross margins will be adversely affected.

Third-party payors, such as government or private health care insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, drugs. Reimbursement rates from private health insurance companies vary depending on the company, the insurance plan and other factors. A current trend in the U.S. health care industry is toward cost containment. Large public and private payors, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, are questioning the coverage of, and challenging the prices charged for, medical products and services, and many third-party payors limit coverage of or reimbursement for newly approved health care products. In particular, third-party payors may limit the covered indications. Cost-control initiatives could decrease the price we might establish for products, which could result in product revenues being lower than anticipated. If the prices for our products decrease or if governmental and other third-party payors do not provide adequate coverage and reimbursement levels, our revenue and prospects for profitability will suffer. Further, the availability of numerous generic antibiotics at lower prices than branded antibiotics may also substantially reduce the likelihood of reimbursement for such products.

Specifically, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act (“MMA”), changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policies and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.  In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, “ACA”) became law in the United States The goal of ACA is to reduce the cost of health care and substantially change the way health care is financed by both governmental and private insurers. While we cannot predict what ultimate impact on federal reimbursement policies this legislation will have in general or on our business specifically, the ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of future products. Members of the U.S. Congress and some state legislatures had sought to overturn at least portions of the legislation including those on the mandatory purchase of insurance. However, on June 28, 2012, the United States Supreme Court upheld the constitutionality of these provisions. Members of the U.S. Congress have since proposed a number of legislative initiatives, including repeal of all or portions of the ACA. We cannot predict the outcome or impact of current proposals or whether new proposals will be made or adopted, when they may be adopted or what impact they may have on us if they are adopted.

Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. Reimbursement in the European Union must be negotiated on a country-by-country basis and in many countries the product cannot be commercially launched until reimbursement is approved. The negotiation process in some countries can exceed 12 months.

Our estimates of the market for and commercialization potential of our products or for any product candidate, including expanded indications for existing products, may be inaccurate or vary significantly from the market size ultimately realized.

The potential market opportunities for our products and any product candidates are difficult to estimate precisely. Our estimates of the potential market opportunities are predicated on many assumptions, including industry knowledge and publications, third party research reports and other surveys. While we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain and the reasonableness of these assumptions has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, the actual markets for our products and candidates could be smaller than our estimates of the potential market opportunities.

In addition, our estimates regarding the timing and amount of acceptance of any product or product candidate, and the pricing achievable for any product or product candidate may prove incorrect. Further, our plans for commercialization of any product candidate may not materialize in the time or manner we anticipate and may be adversely impacted by any required label warnings, any perceived safety or efficacy concerns, or the actions of our competitors. Finally, we may underestimate the demand for a product or product candidate, which could lead to lack of commercial quantities when needed and result in market backlash against the product or product candidate. Any of these occurrences could have a material adverse effect on our plans for commercialization of and the generation of any revenue from any product or product candidate.

A failure to maintain optimal inventory levels to meet commercial demand for any of our products or any future approved products could harm our reputation and subject us to financial losses.

Our manufacturing lead time varies by product; for some products it can exceed two years. Accurate product planning is necessary to ensure that we maintain optimal inventory levels for any of our products or any future approved products, significant differences between our estimates and judgments and future actual demand for any of our products or any future approved products and the shelf life of inventory may result in significant charges for excess inventory or purchase commitments in the future. If we are required to recognize charges for excess inventories, such charges could have a material adverse effect on our financial condition and results of operations. Our ability to maintain optimal inventory levels also depends on the performance of third-party contract manufacturers. If our manufacturers are unsuccessful in either obtaining raw materials, if we are unable to release inventory on a timely and consistent basis, if we fail to maintain an adequate level of product inventory, if inventory is destroyed or damaged, or if our inventory reaches its expiration date, patients might not have access to our products, sales could be lost, our reputation and brands could be harmed, and physicians may be less likely to prescribe our products in the future, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If our competitors are able to develop and market products that are preferred over our products or any future approved products, our commercial opportunity for such products will be reduced.

We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions, which may in the future develop products to treat ABSSSI, CABP, cUTI or other diseases or conditions that our products and product candidates target. In many cases, however, we believe that competition often will be determined by antibiotic class and any limitations of that antibiotic class in general, and the antibiotic treating a particular disease or population.

In particular, there are a variety of available therapies marketed for the treatment of ABSSSI.  Some of these products are branded and subject to patent protection, and others are available on a generic basis. Many of these approved products are well established therapies and are widely accepted by physicians, patients and hospital decision-makers.  Vancomycin, for instance, which is sold in a relatively inexpensive generic form, has been widely used for over 50 years, is the most frequently used IV antibiotic, and we believe, based on our market research, is prescribed to approximately two-thirds of all hospitalized ABSSSI patients.  Insurers and other third-party payers may encourage the use of generic products.

We face competition from both established and early-stage pharmaceutical and biotechnology companies. There are also a number of products in clinical development by third parties to treat ABSSSI.

If any of these product candidates or any other products developed by our competitors are more effective, safer, more convenient or less costly than our products, or would otherwise render our products obsolete or non-competitive, our anticipated revenues from our products could be adversely affected.

We expect that our ability to compete effectively will depend upon, among other things, our ability to:

•	successfully and rapidly complete clinical trials and obtain all required regulatory approvals in a timely and cost-effective manner;
•	maintain patent protection for and otherwise prevent the introduction of generics;
•	attract and retain key personnel;
•	build an adequate sales and marketing infrastructure; and
•	obtain adequate reimbursement from third-party payors.

Our dependence upon third parties for the manufacture and supply of our marketed products and any of our product candidates that may be approved in the future, may cause delays in, or prevent us from, successfully developing, commercializing and/or marketing our products.

We do not currently have nor do we plan to build the infrastructure or capability internally to manufacture our marketed products or product candidates. We rely upon and expect to continue to rely upon third-parties for the manufacture and supply of the active pharmaceutical ingredients (“API”) contained in our products and product candidates, as well as the preparation of finished products and their packaging.

Before any of our products manufactured by contract manufacturers can be distributed, an NDA containing appropriate chemistry, manufacturing, and controls information must be approved by the FDA. In addition, our contract manufacturers must maintain a compliance status that is acceptable to the FDA and foreign regulatory authorities.  In addition, pharmaceutical manufacturing facilities are continuously subject to inspection by the FDA and foreign regulatory authorities, before and after product approval. Due to the complexity of the processes used to manufacture pharmaceutical products and product candidates, any potential third-party manufacturer may be unable to continue to pass or initially pass federal, state or international regulatory inspections in a cost-effective manner or at all.

Although we do not control the day-to-day operations of our contract manufacturers, we are responsible for ensuring that our products are manufactured in accordance with applicable regulatory requirements, including cGMPs. If a third-party manufacturer with whom we contract is unable to comply with manufacturing regulations, our product candidates may not be approved or we may be subject to fines, unanticipated compliance expenses, recall or seizure of our products, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution.  These possible sanctions would adversely affect our financial results and financial condition.

In addition, our reliance on foreign suppliers poses risks due to possible shipping delays, import restrictions and foreign regulatory regimes.

We also could experience manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over our products or otherwise do not satisfactorily perform according to the terms of the agreement between us.  If any supplier of API or finished drug product for our products experiences any significant difficulties in its respective manufacturing processes, does not comply with the terms of the agreement between us or does not devote sufficient time, energy and care to providing our manufacturing needs, we could experience significant interruptions in the supply of API, which could prevent or delay our development, commercialization and/or sales activities.  In addition there is a risk that we may be obligated to purchase quantities of API that exceed our needs, or at prices which exceed our commercial returns, including, for example, pursuant to our arrangements with Toyama and Fujifilm, as further described in Note 15 of the Notes to Consolidated Financial Statements. Finally, any manufacturing facility is at risk of natural or man-made disaster, which could significantly reduce our clinical and commercial supplies of drug product.

These same risks apply to procuring comparator API or other comparator supplies needed for clinical trials in which we may compare our product candidates to currently approved drugs.

The timing of the milestone and royalty payments we are required to make to third parties is uncertain and could adversely affect our cash flows and results of operations.

We are party to various agreements pursuant to which we are obligated to make milestone payments or pay royalties in connection with the development and commercialization of our product candidates or sales of our marketed products.  In particular, we have to pay $30.0 million upon receiving approval of Vabomere for European commercialization, and make two $25.0 million payments twelve and eighteen months after the acquisition date to Medicines as part of the IDB Transaction. The timing of our achievement of these milestones and the corresponding milestone payments, or the amount of our royalty payments, is subject to factors which are difficult to predict and for which many are beyond our control. We may become obligated to make a milestone or other payment at a time when we do not have sufficient funds to make such payment, or at a time that would otherwise require us to use funds needed to continue to operate our business, which could delay our clinical trials, curtail our operations, necessitate a scaling back of our commercialization and marketing efforts or cause us to seek funds to meet these obligations on terms unfavorable to us. If we are unable to make any payment when due or if we fail to use commercially reasonable efforts to achieve certain development and commercialization milestones within the timeframes required by certain of these agreements, the other party may have the right to terminate the agreement and all of our rights to develop and commercialize product candidates using the applicable technology.

We may not realize the benefits of our recent acquisition from Medicines.

Integrating the acquired operations of the infectious disease business of Medicines successfully or otherwise realizing any of the anticipated benefits of the acquisition, including additional revenue opportunities, involves a number of challenges. The failure to meet these integration challenges could seriously harm Melinta’s results of operations and the market price of Melinta’s common stock may decline as a result. As part of the acquisition, Melinta and Medicines entered into a transition services agreement to assist with integration following the acquisition. Our inability or failure to implement an orderly transition or the insufficiency of our integration plans and procedures could result in failure of or delays in the integration and could adversely impact Melinta’s business, results of operations and financial condition.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges related to our acquisition from Medicines that could have a significant negative effect on our financial condition, results of operations and stock price.

Although Melinta has conducted due diligence on the products it acquired from Medicines, we cannot assure you that this diligence revealed all material issues that may be present, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of Melinta’s control will not later arise. As a result, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with its preliminary risk analysis. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that Melinta reports charges of this nature could contribute to negative market perceptions about Melinta or its securities. In addition, charges of this nature may cause Melinta to be unable to obtain future financing on favorable terms or at all.

We may not be successful in establishing and maintaining development and commercialization collaborations, which could adversely affect our ability to develop certain of our product candidates and our financial condition and operating results.

Developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products is expensive. For example, we have established significant commercial relationships to market Baxdela outside the United States with Menarini, Eurofarma, and Malin Life Sciences Holdings Limited. We have also entered into a collaboration agreement with a clinical research organization for the development of radezolid and a relationship related to solithromycin with Toyama in Japan. We plan to establish additional collaborations for development and commercialization of product candidates and research programs, including funding the continued development of Baxdela, radezolid and potentially other products and indications. Additionally, we intend to enter into sales and marketing arrangements with third parties for international sales, and to develop our own sales force in the United States If we are unable to maintain our existing arrangements or enter into any new such arrangements on acceptable terms, if at all, we may be unable to effectively market and sell our products in our target markets. We expect to face competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement and may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements for the development of our product candidates.

If we partner with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. Our collaboration partner may not devote sufficient resources to the commercialization of our product candidates or may otherwise fail in commercialization. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into may be unsuccessful in the development and commercialization of our product candidates. In some cases, we may be responsible for continuing preclinical and initial clinical development of a partnered product candidate or research program, and the payment we receive from our collaboration partner may be insufficient to cover the cost of this development. If we are unable to reach favorable agreements with suitable collaborators for our product candidates, we would face increased costs, we may be forced to limit the number of our product candidates we can commercially develop or the territories in which we commercialize them, we might fail to commercialize products or programs for which a suitable collaborator cannot be found, and we will need to pursue other financing alternatives. If we fail to achieve successful collaborations, our operating results and financial condition will be materially and adversely affected.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive, can take many years to complete and its outcome is highly uncertain. Failure can occur at any time during the clinical trial process due to inadequate performance of a drug or inadequate adherence by patients or investigators to clinical trial protocols. Pursuant to FDA guidelines, new antibiotic drugs generally must show non-inferiority or superiority to existing approved treatments in adequate and well-controlled clinical trials, if such approved treatments exist.  We face these same risks for our pre-clinical and clinical product candidates.

In addition, the results of pre-clinical studies and early clinical trials of product candidates may not be predictive of the results of later-stage clinical trials. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in Phase 2 and Phase 3 clinical trials despite achieving successful results in earlier stage trials. The failure to obtain positive results in any of our Phase 2 or Phase 3 clinical trials could seriously impair the development prospects, and even prevent regulatory approval of, any of our product candidates. Even with positive clinical trial results, there is risk that regulators will not accept the clinical trial findings or will require additional trials or other data. For example, our NDAs for oral and intravenous solithromycin received complete response letters from the FDA, which stated that the FDA could not approve the NDAs in their present form and noted that additional clinical safety information and the satisfactory resolution of manufacturing facility inspection deficiencies were required before the NDAs may be considered for approval. Melinta has not been successful in acquiring sufficient funding to perform the clinical safety study necessary to support approval of solithromycin in the United States, and therefore, has decided not to execute the clinical safety study.

Further, regulatory approvals in foreign countries are subject to risks associated with different regulatory requirements, including clinical trial guidance, and regulatory schemes, including, for example, multiple country regulation within the European Union.  As a result, clinical trial results and other regulatory processes undertaken by us within the United States may not be accepted in foreign countries, which would add to the cost and time to develop our product candidates in foreign countries.

Melinta cannot be certain that its product candidates will receive regulatory approval, or that its existing products will receive regulatory approval for additional uses, or that it will receive the requested exclusivity periods.

Melinta is evaluating Baxdela in a Phase 3 clinical program for serious CABP and plans to initiate a clinical trial in patients with cUTI. Beyond the commercial launch and potential label expansion of Baxdela, Melinta will continue to pursue other pipeline opportunities. Melinta is conducting clinical studies for radezolid for the treatment of acne vulgaris, plans to deliver compounds of antibiotics for bacterial “superbugs” for human clinical trials under its ESKAPE pathogen program, and is in pre-clinical phase for its compounds in the macrolide program, which have potential to treat the bacteria typically identified in skin and lung infections. Melinta’s business is dependent in part on its ability to complete the development of, obtain regulatory approval for, and successfully commercialize such current and future products and product candidates in a timely manner. The process to develop, obtain regulatory approval for and commercialize product candidates is long, complex, uncertain and costly.

The development of a product candidate and issues relating to its approval and sale are subject to extensive regulation by the FDA in the United States and regulatory authorities in other countries, with regulations differing from country to country. Melinta is not permitted to commercialize, market or sell Melinta’s product candidates in the United States until it receives approval of an NDA from the FDA. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. Melinta is currently dependent on the work conducted by contract organizations for these activities. Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and may not be obtained. The FDA review process typically has defined timelines, but may take significantly longer if additional development work is required by the FDA. FDA approvals are never guaranteed. If Melinta submits an NDA to the FDA, the FDA must decide whether to accept or reject the submission for filing. Melinta cannot be certain that any submissions will be accepted for filing and review by the FDA. Even if a product is approved, the FDA may limit the indications for which the product may be marketed, include extensive warnings on the product labeling or require expensive and time-consuming post-approval clinical trials or reporting as conditions of approval. Foreign regulatory authorities also have requirements for approval of drug candidates with which Melinta must comply prior to marketing. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure that Melinta will be able to obtain regulatory approval in other countries. In addition, delays in approvals or rejections of marketing applications in the United States or foreign countries may be based upon many factors, including:

•	Melinta’s inability to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for any indication;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•	the FDA or comparable foreign regulatory authority may make requests for additional analyses, reports, data and studies;
•	the FDA’s or comparable foreign regulatory authority’s disagreement regarding Melinta’s interpretation of data and results;
•	inability to demonstrate that the clinical and other benefits of a product candidate outweigh its safety risks;
•	the potential for changes in regulatory policy during the period of product development that may render Melinta’s clinical data insufficient for approval;
•

inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication as Melinta’s product candidates; or

•	the emergence of new information regarding Melinta’s product candidates or other products.

Compounds developed in the ESKAPE pathogen program and the macrolide program are still under preclinical development and may never advance to clinical testing or be successfully commercialized. The failure to enter clinical development and ultimately successfully commercialize one or more of the compounds could adversely affect the business and prospects of Melinta.

Under the GAIN Act, the FDA may designate a product as a QIDP.  Upon approval of a drug designated by the FDA as a QIDP, five-year NCE exclusivity, three-year exclusivity, and seven-year orphan drug exclusivity are extended by an additional five years.  In December 2013, the FDA designated Vabomere as a QIDP, and in a letter dated August 29, 2017, the FDA stated that the Vabomere application meets the criteria for the five-year GAIN exclusivity extension.  Currently, Vabomere’s application for five-year NCE exclusivity is pending before the CDER Exclusivity Board.  If the FDA does not grant Vabomere the requested NCE exclusivity and instead grants three-year exclusivity, we would still obtain our GAIN exclusivity, but our total exclusivity period would be eight years rather than ten years, which could adversely affect our business related to Vabomere.

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. In addition, the timing of our clinical trials may be dependent on specific disease seasonality. We could encounter delays in our ongoing and future clinical trials of products if participating physician investigators encounter unresolved ethical issues associated with enrolling patients in clinical trials of any product in lieu of prescribing approved antibiotics that have established safety and efficacy profiles. Any of these delays in completing our clinical trials could increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues.

Melinta’s approved products or product candidates may have undesirable side effects which may delay or prevent marketing approval, or if approval is received, require them to be taken off the market, require them to include safety warnings, become subject to FDA required risk evaluation and mitigation strategies or other remediation activities.

If any of Melinta’s approved products or product candidates that receive marketing approval and Melinta or another party later identifies undesirable or unacceptable side effects caused by such products:

•	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;
•	Melinta may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;
•	Melinta may be subject to limitations on how it may promote the product;
•	regulatory authorities may require Melinta to take its approved product off the market;
•	Melinta may be subject to litigation or product liability claims;
•	Melinta’s reputation may suffer;
•	relationships with Melinta’s licensing partners may be harmed; and
•	sales of the product may decrease significantly or fail to gain market acceptance.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed in obtaining, or may ultimately not be able to obtain, regulatory approval for or commercialize any of our product candidates.

We have relied, and plan to continue to rely, on CROs to recruit patients, monitor and manage data for our on-going clinical programs, as well as for the execution of our pre-clinical and non-clinical studies. We control only certain aspects of our CROs’ activities; nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with the FDA’s cGCPs which are regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before deciding whether to approve our product candidates. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. In addition, to evaluate the safety and effectiveness of any product candidate to a statistically significant degree CROs conducting our clinical trials abroad will require an adequately large number of test subjects. Accordingly, if our CROs fail to comply with these regulations or recruit a sufficient number of patients, we may have to repeat clinical trials, which would delay the regulatory approval process.

In addition, our CROs are not our employees and we cannot control whether or not they devote sufficient time and resources to our on-going clinical, non-clinical and pre-clinical programs. Our CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize product candidates that we seek to develop. As a result, our financial results and the commercial prospects for these product candidates that we seek to develop would be harmed, our costs could increase and our ability to generate revenues could be delayed or ended.

We typically engage one or more CROs on a project-by-project basis for each study or trial. While we have developed and plan to maintain our relationships with CROs that we have previously engaged, we also expect to enter into agreements with other CROs to obtain additional resources and expertise in an attempt to accelerate our progress with regard to on-going clinical, non-clinical and pre-clinical programs. Switching or entering into new relationships with CROs involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Although we try to carefully manage our relationships with our CROs, we may encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, results of operations or prospects.

We are obligated to provide Toyama with clinical and commercial supply of solithromycin at prices determined by our contract, which could negatively impact our results of operations in the event we cannot provide those supplies on our own, have to purchase them outside of our contracted suppliers or are required to purchase them at a price higher than which we can resell them to Toyama. To provide this supply, we entered into a supply agreement with Fujifilm, which contains a minimum purchase requirement, which if triggered, could have a material adverse impact on our results of operations.  Further, if the Fujifilm plant is successfully registered and we never purchase product from Fujifilm, we could be required to reimburse Fujifilm for up to $18 million.

Pursuant to the terms of our supply agreement with Toyama, we are the exclusive supplier (with certain limitations) to Toyama and its sublicensees of API for solithromycin for use in licensed products in Japan, as well as the exclusive supplier to Toyama and its sublicensees of finished forms of solithromycin to be used in clinical trials in Japan. Pursuant to the supply agreement, Toyama will pay us for such clinical supply of finished product and all supplies of API for solithromycin for any purpose, other than the manufacture of products for commercial sale in Japan, at prices equal to our costs. All API for solithromycin supplied by us to Toyama for use in the manufacture of finished product for commercial sale in Japan will be ordered from us at prices determined by our contract with Toyama, and which may, depending on such costs, equal, exceed, or be less than such costs. The supply agreement will continue until the expiration or termination of the license agreement. In the event we cannot provide Toyama’s supplies under our own contracts with manufacturers, we would have to either reduce our own supply of solithromycin or purchase it outside of our contracted manufacturers, which would negatively impact our results of operations. In January 2016, we entered into an API supply agreement with Fujifilm to provide a supply source in Japan to meet our obligations under the supply agreement with Toyama, but circumstances could occur that might render this source insufficient for our purposes. In the event that supply validation studies are completed and Fujifilm has constructed a facility to provide us the supply, we may be subject to a minimum purchase requirement for a period of time that could run to an aggregated approximately $80 million, although such expense would be offset by sales to Toyama, if any.  If the Fujifilm facility is validated and we fail to order product, we could be required to reimburse Fujifilm for the cost of the plant up to $18 million.

Whether our current products or product candidates are successful or not, our future growth will depend in part on our ability to identify, develop, acquire or in-license products and if we do not successfully identify develop, acquire or in-license additional products or product candidates or integrate them into our operations, we may have limited growth opportunities.

An important part of our business strategy is to continue to develop a pipeline of product candidates by developing, acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit with our focus developing anti-infectives to treat infectious diseases. However, these business activities may entail numerous operational and financial risks, including:

•	inability to successfully identity new products and product candidates;
•	difficulty or inability to secure financing to fund development activities for such development, acquisition or in-licensed products or technologies;
•	incurrence of substantial debt or dilutive issuances of securities to pay for development, acquisition or in-licensing of new products;
•	disruption of our business and diversion of our management’s time and attention;
•	higher than expected development, acquisition or in-license and integration costs;
•	exposure to unknown liabilities;
•	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
•	inability to retain key employees of any acquired businesses;
•	difficulty in managing multiple product development programs; and
•	inability to successfully develop new product candidates or clinical failure of new product candidates.

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

As of March 2, 2018, we had approximately 300 employees. As our development and commercialization plans and strategies progress and develop, we may need to expand our employee base for managerial, operational, financial and other resources, including sales and marketing resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from their day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage any future growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth in our organization.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

On December 22, 2017, the US government signed into law comprehensive tax legislation, referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act introduced significant changes to the US tax laws.

The Tax Act, among other things, contains significant changes to corporate taxation, including (i) reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; (ii) limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses); (iii)  limitation of the deduction for net operating losses to 80% of current year taxable income in respect of losses arising in taxable years beginning after 2017; (iv) elimination of net operating loss carrybacks; (v) one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated; (vi) immediate deductions for certain new investments instead of deductions for depreciation expense over time; and (vii) modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). Our federal net operating loss carryovers for taxable years beginning after 2017 will be carried forward indefinitely pursuant to the Tax Act.

The Tax Act did not have a material impact on our financial statements because our deferred temporary differences are fully offset by a valuation allowance and we do not have any significant offshore earnings from which to record the mandatory transition tax. However, given the significant complexity of the Tax Act, anticipated guidance from the US Treasury about implementing the Tax Act, and the potential for additional guidance from the SEC or the FASB related to the Tax Act, these estimates may be adjusted during the measurement period. We continue to examine the impact the Tax Act may have on our business. Notwithstanding the reduction in the federal corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected.

Risks Related to Our Industry

Bacteria might develop resistance to our products or product candidates, which would decrease the efficacy and commercial viability of that product.

Bacteria develop resistance to antibiotics over time due to the genetic mutation of the bacteria. Many current and previous antibiotics have suffered reduced efficacy over time due to the development of resistance to such drugs. It is probable that, over time, bacteria will also develop resistance to our products and our drug candidates. If resistance were to develop rapidly to our products or our drug candidates, this would reduce the commercial potential for our business.

We are subject to existing and potential additional regulation and government inquiry, which can impose burdens on our operations and narrow the markets for our products.

We are subject, both directly and indirectly, to the adverse impact of existing and potential future government regulation of our operations and markets. Our products and product candidates are, and any future approved product candidates will be, subject to regulation by the FDA and equivalent foreign regulatory authorities. These regulations govern a wide variety of product related activities, from quality management, design and development to labeling, manufacturing, promotion, sales and distribution. If we or any of our suppliers or distributors fail to comply with the FDA and other applicable regulatory requirements, or are perceived to potentially have failed to comply, we may face, among other things, warning letters; adverse publicity affecting both us and our customers; investigations or notices of non-compliance, fines, injunctions, and civil penalties; import or export restrictions; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; increased difficulty in obtaining required FDA clearances or approvals or foreign equivalents; seizures or recalls of its products or those of its customers; or the inability to sell such products. Any such FDA actions could disrupt our business and operations, lead to significant remedial costs and have a material adverse impact on our financial position and results of operations.

We face extensive regulatory requirements and our products may face future development and regulatory difficulties.

The FDA may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Our products are subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record keeping and reporting of safety and other post-market information. The holder of an approved NDA is subject to obligations to monitor and report adverse events and instances of the failure of a product to meet the specifications in the NDA. Application holders must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Application holders must also submit advertising and other promotional material to the FDA and report on ongoing clinical trials. Legal requirements have also been enacted to require disclosure of clinical trial results on publicly available databases.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing, requiring new warnings or other labeling changes to limit use of the drug, requiring that we conduct additional clinical trials, imposing new monitoring requirements, or requiring that we establish risk evaluation and mitigation strategies. Advertising and promotional materials must comply with FDA rules in addition to other potentially applicable federal and state laws. The distribution of product samples to physicians must comply with the requirements of the Prescription Drug Marketing Act. Government pricing and rebate programs must comply with statutory and regulatory requirements. Our products that are made available to authorized users of the Federal Supply Schedule of the General Services Administration are subject to additional requirements. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws. If we or our third party collaborators fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Because we may not be able to obtain necessary regulatory clearances or approvals for some of our products or product candidates, we may not generate revenue in the amounts we expect, or in the amounts necessary to continue our business.

All of our proposed and existing products are subject to regulation in the U.S. by the FDA and/or other domestic and international governmental, public health agencies, regulatory bodies or non-governmental organizations. In particular, we are subject to strict governmental controls on the development, manufacture, labeling, distribution and marketing of our products and product candidates. The process of obtaining required approvals or clearances varies according to the nature of and uses for, a specific product or product candidate. These processes can involve lengthy and detailed laboratory testing, human clinical trials, sampling activities, and other costly, time-consuming procedures. The submission of an application to a regulatory authority does not guarantee that the authority will grant an approval or clearance for a product or product candidate. Each authority may impose its own requirements and can delay or refuse to grant approval or clearance, even though a product or product candidate has been approved in another country.

The time taken to obtain approval or clearance varies depending on the nature of the application and may result in the passage of a significant period of time from the date of submission of the application. Delays in the approval or clearance processes increase the risk that we will not succeed in introducing or selling the subject products or product candidates, and we may be required to abandon a proposed product or product candidate after devoting substantial time and resources to its development.

Changes in domestic and foreign government regulations could increase our costs and could require us to undergo additional trials or procedures, or could make it impractical or impossible for us to market our products for certain uses, in certain markets, or at all.

Changes in government regulations may adversely affect our financial condition and results of operations because we may have to incur additional expenses if we are required to change or implement new testing, manufacturing and control procedures. If we are required to devote resources to develop such new procedures, we may not have sufficient resources to devote to research and development, marketing, or other activities that are critical to our business.

Any product candidate for which we obtain marketing approval could be subject to post-marketing restrictions or recall or withdrawal from the market, and we may therefore be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our drug candidates, when and if any of them are approved.

Any product candidate for which we obtain marketing approval, along with manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such candidate, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a risk evaluation and mitigation strategy. If any of our product candidates receives marketing approval, the accompanying labeling may limit the approved use of our product, which could limit its sales.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of prescription products such as antibiotics to ensure such products are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDCA relating to the promotion of prescription products may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may have negative consequences, including:

•	restrictions on such products, manufacturers or manufacturing processes;
•	restrictions on the labeling or marketing of a product;
•	restrictions on product distribution or use;
•	requirements to conduct post-marketing studies or clinical trials;
•	warning or untitled letters;
•	recall or withdrawal of the products from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	clinical holds;
•	fines, restitution or disgorgement of revenue or profit;
•	suspension or withdrawal of marketing approvals;
•	refusal to permit the import or export of our products or components of our products;
•	product seizure; or
•	injunctions or the imposition of civil or criminal penalties.

We are subject to healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

We are subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of our product candidate, if approved. Our future arrangements with third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidate, if we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

The federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid.

•

The federal False Claims Act imposes criminal and civil penalties, including those from civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government.

•

The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

•

The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

•

The federal transparency requirements, sometimes referred to as the "Sunshine Act," under the Patient Protection and Affordable Care Act, require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report on an annual basis to the Department of Health and Human Services information related to transfers of value to certain healthcare professionals, teaching hospitals and physician ownership and investment interests.

•

Analogous state laws and regulations, such as state anti-kickback and false claims laws and transparency laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and drug pricing.

Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could be costly. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities to be conducted by our sales team, were found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines and exclusion from government funded healthcare programs, such as Medicare and Medicaid, any of which could substantially disrupt our operations. If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Future legislation, and/or regulations and policies adopted by the FDA or other regulatory health authorities may increase the time and cost required for us to conduct and complete clinical trials for product candidates that we develop.

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

If we market any of our product candidates that receive approval in a manner that violates applicable health care laws, including laws prohibiting “off-label” promotion, disclosure laws or other similar laws, we may be subject to civil or criminal penalties.

Any regulatory approval of drug products is limited to those specific diseases and indications for which a product is deemed to be safe and effective by the FDA. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval. Physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities. Regulatory authorities in the United States generally do not regulate the behavior of physicians in their choice of treatments, and such off-label uses by healthcare professionals are common. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. A company that is found to have promoted off-label uses may be subject to significant liability, including civil and administrative remedies, as well as criminal sanctions. If we are not able to obtain FDA approval for any desired future indications for any marketed products, our ability to market and sell such products will be limited and our business may be adversely affected.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities permit companies to engage in truthful, non-misleading and non-promotional scientific exchange concerning their products. In addition, recent FDA guidance suggests that there are circumstances in which the FDA would not object to the promotion of certain information that is not included in the approved labeling, provided that this information is consistent with the approved labeling and otherwise complies with applicable regulations.

In addition, in recent years, several states and localities have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, health care provider payments and other activities. Additionally, the federal government has enacted the Physician Payment Sunshine Act which requires pharmaceutical manufacturers to report annually to the Secretary of Health and Human Services payments or other transfers of value made by that entity to physicians and teaching hospitals. We are required to report certain information with respect to such payments, which will be made publicly available on a searchable website. We may also have to comply with similar reporting obligations in foreign countries. We will need to expend significant efforts to maintain and enhance such reporting systems and processes in order to comply with these requirements. Failure to comply with the reporting requirements would result in significant civil monetary penalties. The ACA also includes various provisions designed to strengthen significantly fraud and abuse enforcement, such as increased funding for enforcement efforts and the lowering of the intent requirement of the federal anti-kickback statute and criminal health care fraud statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it.

Even if we obtain FDA approval of a given product candidate, we may fail to obtain approval for or be able to commercialize such product outside of the United States, which would limit our ability to realize their full market potential. If foreign approval is obtained, there are risks in conducting business in international markets.

In order to market a product outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and require additional pre-clinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays.

In addition, our failure to obtain regulatory approval in the United States or any foreign country may delay or have negative effects on the process for regulatory approval in other countries. If we fail to comply with regulatory requirements in a foreign country or to obtain and maintain required approvals, our potential market for products will be reduced and our ability to realize the full market potential of our products will be harmed.

If we obtain approval to commercialize any of our products or product candidates outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

If any of our products or product candidates are approved outside the United States, we have entered into and will likely enter into additional agreements with third parties to commercialize such product outside the United States. We expect that we will be subject to additional risks related to entering into or maintaining these international business relationships, including:

•	different regulatory requirements for drug approvals in foreign countries;
•	differing U.S. and foreign drug import and export rules;
•	reduced protection for intellectual property rights in foreign countries;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	different reimbursement systems;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•	potential liability resulting from development work conducted by these distributors; and
•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters.

Failure to comply with the U.S. Foreign Corrupt Practices Act, or FCPA, as well as the anti-bribery laws of the nations in which we conduct business, could subject us to penalties and other adverse consequences.

We are subject to the FCPA, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business and requires companies to maintain accurate books and records and internal controls. In addition, we are subject to other anti-bribery laws of the nations in which we conduct business that apply similar prohibitions as the FCPA. Our employees or other agents may engage in prohibited conduct without our knowledge under our policies and procedures and the FCPA and other anti-bribery laws that we may be subject to for which we may be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Product liability lawsuits could divert our resources, result in substantial liabilities and reduce the commercial potential of our products.

We face an inherent risk of product liability as a result of sales of our marketed products as well from the clinical testing of our product candidates despite obtaining appropriate informed consents from our clinical trial participants. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

We are subject to various environmental, health and safety laws and regulations, in connection with which we could become subject to liabilities, fines, penalties or other sanctions, or incur costs, that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment, release and disposal of, and exposure to, hazardous materials and wastes. From time to time our operations involve and may, in the future, involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and wastes, we cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our handling, use, storage, treatment, release or disposal of hazardous materials, we could be held liable for any resulting damages, and any liability, which in certain cases could be joint and several, could exceed our resources. We also could incur significant costs, civil or criminal fines, penalties, or other sanctions for failure to comply with such laws and regulations. In addition, we may incur substantial costs in order to comply with current or future environmental health and safety laws and regulations, which have tended to become more stringent over time. These current or future laws and regulations may impair our research, development or production efforts.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims.

If we are not successful in retaining or attracting as necessary highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends in large part on our ability to retain or attract as necessary highly qualified managerial, scientific, medical and sales and marketing personnel. Competition for skilled personnel is very intense and competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.  Our current levels of total compensation may be below the level of companies who seek to hire our current employees, impacting our ability to retain members of our team. Despite our efforts to retain valuable employees, members of our management, scientific and medical teams may terminate their employment with us on short notice. The loss of the services of any of our executive officers or other key employees could potentially harm our business, operating results or financial condition. Our success also depends on our ability to continue to attract, retain and motivate highly skilled scientific and medical personnel.

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

Failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes Oxley Act could have a material adverse effect on our business and share price.

Due to factors arising from the relatively recent closing of our reverse merger transaction with Cempra, Inc., we were not required to evaluate our internal control over financial reporting pursuant to Section 404(a) (“Section 404”) of the Sarbanes Oxley Act of 2002 (the “Sarbanes Oxley Act”) for the year ended December 31, 2017. See “Management’s Report on Internal Control over Financial Reporting” for further information. We anticipate being required to meet these standards in the course of preparing our financial statements as of, and for the year ended, December 31, 2018, and our management will be required to report on the effectiveness of our internal control over financial reporting for such year. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

In connection with our implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remedy in time to meet the deadline imposed by the Sarbanes Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation in connection with the attestation provided by our independent registered public accounting firm. In the event we are un able to receive a favorable attestation report in a timely manner, the market price of our common stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory agencies, which could require additional financial and management resources. Additionally, we will be unable to issue securities in the public markets through the use of a shelf registration if we are not in compliance with Section 404. Furthermore, failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and share price and could limit our ability to report our financial results accurately and timely.

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

Risks Related to our Intellectual Property

Our ability to pursue the development and commercialization of certain of our products depends upon the continuation of certain licenses.

We rely on certain licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our technology and products.

Baxdela. Our license agreement with Wakunaga Pharmaceutical Co., Ltd. provides us with a worldwide exclusive license to develop and sell Baxdela. In particular, we obtained an exclusive license to certain patents, patent applications and proprietary information, including patents and proprietary information owned by AbbVie Inc. and licensed to Wakunaga, covering the composition of matter to Baxdela, its manufacturing process, salt forms, pharmaceutical compositions containing Baxdela, methods of using Baxdela, and other proprietary information. Our license agreement with Wakunaga further grants us non-exclusive rights to other patents and applications. The license requires us to make certain milestone and royalty payments to Wakunaga. If we are unable to make any of these required payments under the license agreement, or if we do not use commercially reasonable efforts to achieve certain development and commercialization milestones for Baxdela within the timeframes required by the license agreement, our rights to develop and commercialize Baxdela could be terminated. In addition, Wakunaga may terminate the license agreement on a product-by-product and country-by-country basis based upon our material breach of the license agreement if not cured within 90 days from written notice of breach. If our license agreement with Wakunaga were terminated, we would lose our rights to develop and commercialize Baxdela, and would have to grant Wakunaga a perpetual, non-royalty bearing, exclusive license to our proprietary information reasonably necessary to commercialize Baxdela. Loss of our license agreement would materially and adversely affect our business, results of operations and future prospects.

Orbactiv.  As a result of the IDB Transaction, we are a party to a license agreement with Eli Lilly and Company (“Eli Lilly”). Under the terms of the agreement, we have exclusive worldwide rights to patents and other intellectual property related to Orbactiv and other compounds claimed in the licensed patent rights. We are required to make payments to Eli Lilly upon reaching specified regulatory and sales milestones. In addition, we are obligated to pay royalties based on net sales of products containing Orbactiv or the other compounds in any jurisdiction in which we hold license rights to a valid patent. The royalty rate due to Eli Lilly on sales increases as annual sales of these products increase. We are obligated to use commercially reasonable efforts to maintain regulatory approval for Orbactiv in the United States and to commercialize Orbactiv in the United States. If we breach that obligation, Eli Lilly may terminate our license in the United States, license rights to Orbactiv could revert to Eli Lilly and we would lose our rights to develop and commercialize Orbactiv. The license rights under the agreement remain in force, on a country-by-country basis, until there is no valid patent in such country and our obligation to pay royalties ceases in that country. Either party may terminate the agreement upon an uncured material breach by the other party. In addition, either party may terminate the agreement upon the other party’s insolvency or bankruptcy.

In addition, disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	the extent to which our technology and processes infringe on or misappropriate the intellectual property of the licensor that is not subject to the licensing agreement;
•	the sublicensing of patent and other rights under the license agreement;
•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•	the payment of royalty fees, milestones or other costs under the license agreements; and
•	the priority of invention of patented technology.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligation under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

If our efforts to protect the proprietary nature of the intellectual property related to our products and product candidates are not adequate, we may not be able to compete effectively in our market.

Our commercial success will depend in part on our ability to obtain additional patents and protect our existing patent position as well as our ability to maintain adequate protection of other intellectual property for current and any future products in the United States and other countries. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. The patent positions of pharmaceutical companies are highly uncertain. The legal principles applicable to patents are in transition due to changing court precedent and legislative action and we cannot assure you that the historical legal standards surrounding questions of validity will continue to be applied or that current defenses relating to issued patents in these fields will be sufficient in the future. Changes in patent laws in the United States such as the America Invents Act of 2011 may affect the scope, strength and enforceability of our patent rights or the nature of proceedings which may be brought by us related to our patent rights. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these countries. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

These risks include the possibility that:

•	the patent applications that we licensed or have filed on our own may fail to result in issued patents in the United States or in foreign countries;
•	patents issued or licensed to us or our partners may be challenged, discovered to have been issued on the basis of insufficient or incorrect information and/or held to be invalid or unenforceable;
•	the scope of any patent protection may be too narrow to exclude other competitors from developing or designing around these patents;
•	we or our licensors were not the first to make the inventions covered by each of our issued patents and pending patent applications;
•	we or our licensors were not the first to file patent applications for these inventions;
•

we may fail to comply with procedural, documentary, fee payment and other similar provisions during the patent application process, which can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights;

•	future product candidates may not be patentable;
•	others will claim rights or ownership with regard to patents and other proprietary rights which we hold or license;

•	delays in development, testing, clinical trials and regulatory review may reduce the period of time during which we could market our product candidates under patent protection; and
•	we may fail to timely apply for patents on our technologies, products or product candidates.

While we apply for patents covering both our technologies, products, and our potential products, as we deem appropriate, many biopharmaceutical companies and university and research institutions already have filed patent applications or have received patents in our areas of product development. These entities’ applications, patents and other intellectual property rights may conflict with patent applications to which we have rights and could prevent us from obtaining patents or could call into question the validity of any of our patents, if issued, or could otherwise adversely affect our ability to develop, manufacture or commercialize antibiotic candidates. In addition, if third parties file patent applications in the technologies that also claim technology to which we have rights, we may have to participate in interference, derivation or other proceedings with the U.S. Patent and Trademark Office (“USPTO”) or applicable foreign patent regulatory authorities, as applicable, to determine our rights in the invention, which may be time-consuming and expensive. Moreover, issued patents may be challenged during post-grant proceedings brought by a third party or the USPTO, or in foreign countries, or in the courts. These proceedings may result in loss of patent claims or adverse changes to the scope of the claims. Patent applications may also be challenged during pre-grant proceedings. If we are unsuccessful in defending any such opposition, only part of such patent would issue or the patent might not issue at all.

If we or our licensors or partners fail to obtain and maintain patent protection for our products and product candidates, or our proprietary technologies and their uses, companies may be dissuaded from collaborating with us. In such event, our ability to commercialize our products and product candidates may be threatened, we could lose our competitive advantage and the competition we face could increase, all of which could adversely affect our business, financial condition, results of operations, and prospects.

If we are sued for infringing intellectual property rights of third parties, litigation will be costly and time consuming and could prevent us or delay us from developing or commercializing our products and product candidates.

Our commercial success depends, in part, on our not infringing the patents and proprietary rights of other parties and not breaching any collaboration or other agreements we have entered into with regard to our technologies, products and product candidates. Numerous third-party U.S. and non-U.S. issued patents and pending applications exist in the areas of antibacterial treatment, including compounds, formulations, treatment methods and synthetic processes that may be applied towards the synthesis of antibiotics. Although no legal action has been commenced or threatened against us by a third party for infringing intellectual property rights, we cannot provide assurances that we or our partners will be free to manufacture or market our product candidates as planned, or that we or our licensors’ and partners’ patents will not be opposed or litigated by third parties.

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

•

substantial damages for past infringement, which we may have to pay if a court determines that our products, product candidates or technologies infringe a competitor’s patent or other proprietary rights;

•

a court prohibiting us from selling or licensing our technologies, products or future products unless the third party licenses its patents or other proprietary rights to us on commercially reasonable terms, which it is not required to do;

•

if a license is available from a third party, we may have to pay substantial royalties or lump sum payments or grant cross licenses to our patents or other proprietary rights to obtain that license; and

•	redesigning our products or product candidates so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

Although we are not currently party to any legal proceedings relating to our intellectual property, in the future, third parties may file claims asserting that our technologies, processes or products infringe on their intellectual property. We cannot predict whether third parties will assert these claims against us or our partners or against the licensors of technology licensed to us, or whether those claims will harm our business. In addition, the outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. If we or our partners were to face infringement claims or challenges by third parties relating to our product candidates, an adverse outcome could subject us to significant liabilities to such third parties, and force us or our partners to curtail or cease the development of some or all of our products and product candidates, which could adversely affect our business, financial condition, results of operations, and prospects.

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

In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents, or those of our licensors, do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents, or those of our licensors, at risk of being invalidated, held unenforceable or interpreted narrowly and could put our patent applications, or those of our licensors, at risk of not issuing. Moreover, we may not be able to prevent, alone or with our licensors, misappropriation of our proprietary rights, particularly in countries where the laws may not protect those rights as fully as in the United States. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, if securities analysts or investors perceive public announcements of the results of hearings, motions or other interim proceedings or developments to be negative, the price of our common stock could be adversely affected. The occurrence of any of the above could adversely affect our business, financial condition, results of operations, and prospects.

If we are unable to protect the confidentiality of certain information, the value of our products and product candidates and technology could be materially adversely affected.

We rely on trade secrets, know-how and continuing technological advancement to develop and maintain our competitive position. To protect this competitive position, we regularly enter into confidentiality and proprietary information agreements with third parties, including employees, independent contractors, suppliers and collaborators. We cannot, however, ensure that these protective arrangements will be honored by third parties, and we may not have adequate remedies if these arrangements are breached. In addition, enforcement of claims that a third party has illegally obtained and is using trade secrets, know-how and technological advancements is expensive, time consuming and uncertain. Non-U.S. courts are sometimes less willing than U.S. courts to protect this information. Moreover, our trade secrets, know-how and technological advancements may otherwise become known or be independently developed by competitors in a manner providing us with no practical recourse against the competing parties. If any such events were to occur, they could adversely affect our business, financial condition, results of operations, and prospects.

We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.

We have filed trademark applications with the USPTO for our marks, including “MELINTA,” “MELINTA THERAPEUTICS,” “MELINTA THE ANTIBIOTICS COMPANY” and “BAXDELA” for use in connection with our goods and services. The MELINTA, MELINTA THERAPEUTICS and MELINTA THE ANTIBIOTICS COMPANY marks have matured to registration in the United States. We also have filed and anticipate filing foreign trademark applications for the same marks for goods and services outside the United States, and have obtained registrations for some trademarks in jurisdictions outside the United States.  The registrations will be subject to use and maintenance requirements. We may not register all of our trademarks in all of our potential markets, and it is also possible that there are names or symbols other than the foregoing that may be protectable marks for which we have not sought registration, and failure to secure those registrations could adversely affect our business. We cannot assure you that opposition or cancellation proceedings will not be filed against our trademarks or that our trademarks would survive such proceedings.

As a result of the IDB Transaction, we have acquired trademarks and trademark applications filed with the USPTO or other jurisdictions for additional marks, including “ORBACTIV,” “TARGANTA,” “VAYMERIS,” “VABOMERE,” “MERVABIA,” “BAVREM,” “CARBAVANCE,” for use in connection with our goods and services. We have also acquired a license to the “MINOCIN” mark. The ORBACTIV and CARBAVANCE marks have matured to registration in the United States. We also have filed and anticipate filing foreign trademark applications for the same marks for goods and services outside the United States, and have obtained registrations for some trademarks in jurisdictions outside the United States.  The registrations will be subject to use and maintenance requirements. We may not register all of our trademarks in all of our potential markets, and it is also possible that there are names or symbols other than the foregoing that may be protectable marks for which we have not sought registration, and failure to secure those registrations could adversely affect our business. We cannot assure you that opposition or cancellation proceedings will not be filed against our trademarks or that our trademarks would survive such proceedings.

Any of our existing or future trademark applications in the United States and any other jurisdictions where we may file may not be allowed for registration, and registered trademarks may not be obtained, maintained or enforced. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

Melinta relies on certain third-party software in its business, including in the operation of its research and development operations, and the loss of such rights or the disruption of the software could result in a material disruption of its product development programs.

Melinta licenses and uses certain third-party software, any third-party software may include bugs or failures, may fail to continue to be compatible with Melinta’s systems, as necessary, or may be found to infringe other third-party rights, such that Melinta may be unable to continue to use the software for its current purposes. While alternative software is commercially available, implementing new software and related systems could have a material impact on Melinta’s business and specifically its research and development operations.

Melinta’s internal computer systems, or those of its CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of its product development programs.

Despite the implementation of security measures, Melinta’s internal computer systems and those of its CROs and other contractors and consultants are vulnerable to damage or disruption from computer viruses, software bugs, unauthorized access, natural disasters, terrorism, war, and telecommunication, equipment and electrical failures. While Melinta has not, to its knowledge, experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in its operations, it could result in a material disruption of its programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of its product candidates could result in delays in its regulatory approval efforts and significantly increase its costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to its data or applications, or inappropriate disclosure or theft of confidential or proprietary information, Melinta could incur liability, the further development of its product candidates could be delayed or its competitive position could be compromised.

Our agreement with BARDA includes provisions that grant rights and remedies to the U.S. government that, if incurred, may make it more costly and difficult for us to successfully market Vabomere and, in certain circumstances, may allow the government to seek title to the work performed under the BARDA agreement.

In February 2014, our subsidiary, Rempex Pharmaceuticals, Inc., entered into a cost-sharing agreement with BARDA to support the development of Vabomere, which includes provisions that reflect the U.S. government’s substantial rights and remedies, many of which are not typically found in commercial contracts.  These rights and remedies include powers of the government to claim rights to data, including intellectual property rights, developed under such contracts under certain circumstances.  The government may also impose U.S. manufacturing requirements for products that embody inventions conceived or first reduced to practice under such contracts. We may not have the right to prohibit the U.S. government from using certain technologies funded by the government and developed by us related to Vabomere, and we may not be able to prohibit third party companies, including our competitors, from using those technologies in providing products and services to the U.S. government. The U.S. government generally takes the position that it has the right to royalty-free use of technologies that are developed under U.S. government contracts.  Failure to comply with provisions within the BARDA contract may make it more costly and difficult for us to successfully conduct our business.  In addition, certain provisions of the BARDA contract may allow in some circumstances the government to seek title to certain inventions made in the performance of work under the contract.

Risks Related to Ownership of Our Common Stock

Our shareholders may sell a significant portion of our common stock into the market, which could cause our stock price to decline.

The shares issued to the pre-closing shareholders of the former Melinta prior to its merger with Cempra, representing a total of 11,433,611 shares, become eligible for resale in May 2018. In addition, we have re-sale shelf registration statements on file with the SEC pursuant to which (i) Medicines may sell an aggregate of 3,313,702 shares of common stock (1,656,851 of which are subject to a contractual lock-up through July 2018), (ii) affiliates of Deerfield may sell an aggregate of 6,920,714 shares of common stock (3,792,868 of which are issuable upon the exercise of warrants at an exercise price of $16.50 per share) and (iii) Vatera and certain other stockholders may sell an aggregate of 2,662,739 shares of common stock which they purchased in the equity financing of the IDB Transaction. The sale of a substantial number of our shares within a short period of time could cause our stock price to decline, make it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses using our common stock as consideration.

We are subject to a putative securities class action and shareholder derivative lawsuits, which may require significant management time and attention and significant legal expenses and may result in unfavorable outcomes, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As discussed in Item 1, on November 3, 2017, the Company merged with Cempra, Inc. in a business combination. Prior to the merger, on November 4, 2016, a securities class action lawsuit was commenced in the United States District Court, Middle District of North Carolina, Durham Division, naming Cempra, Inc. (now known as Melinta Therapeutics, Inc.) (for purposes of this and the following descriptions of legal proceedings, “Cempra”) and certain of Cempra’s officers as defendants.  Two substantially similar lawsuits were filed in the United States District Court, Middle District of North Carolina on November 22, 2016 and December 30, 2016, respectively. Pursuant to the Private Securities Litigation Reform Act, on July 6, 2017, the court consolidated the three lawsuits into a single action and appointed a lead plaintiff and co-lead counsel in the consolidated case. On August 16, 2017, the plaintiff filed a consolidated amended complaint.  Plaintiff alleges violations of the Exchange Act in connection with allegedly false and misleading statements made by the defendants between July 7, 2015 and November 4, 2016 (the “Class Period”). Plaintiff seeks to represent a class comprised of purchasers of Cempra’s common stock during the Class Period and seeks damages, costs and expenses and such other relief as determined by the court. On September 29, 2017, the defendants filed a motion to dismiss the consolidated amended complaint. On November 13, 2017, the plaintiff filed an opposition to the defendants’ motion to dismiss the consolidated amended complaint. On December 4, 2017, the defendants filed a reply brief. The motion remains pending and oral argument has yet to be scheduled.

On December 21, 2016, a shareholder derivative lawsuit was commenced in the North Carolina Durham County Superior Court, naming certain of Cempra’s former and current officers and directors as defendants and Cempra as a nominal defendant, and asserting claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and corporate waste (the “December 2016 Action”).  A substantially similar lawsuit was filed in the North Carolina Durham County Superior Court on February 16, 2017 (the “February 2017 Action”).  The complaints are based on similar allegations as asserted in the securities lawsuits described above, and seek unspecified damages and attorneys’ fees.  Both cases were served and transferred to the North Carolina Business Court as mandatory complex business cases.  The Business Court consolidated the February 2017 Action into the December 2016 Action and appointed counsel for the plaintiff in the December 2016 Action as lead counsel.  On July 6, 2017, the court stayed the action pending resolution of the putative securities class action.  That stay has since been lifted. The plaintiff filed an amended complaint on December 29, 2017, and was required to file a further amended complaint by February 6, 2018. On February 6, 2018, the plaintiff filed his second amended complaint.

On January 3, 2018, the plaintiff who commenced the February 2017 Action, which was subsequently consolidated into the December 2016 Action, transmitted to the Acting Chief Executive Officer of Cempra a litigation demand (the “Demand”).  The Demand requested that Cempra’s Board of Directors (the “Board”) “commence an independent investigation into the matters raised” in the complaint filed in the February 2017 Action and the Demand, “take any and all appropriate steps for Cempra to recover, through litigation if necessary, the damages proximately caused by the directors' and officers' alleged breaches of fiduciary duty,” and “implement corporate governance enhancements to prevent recurrence of the alleged wrongdoing.”  The Board has not yet formally responded to the Demand.

On July 31, 2017, a shareholder derivative lawsuit was commenced in the Court of Chancery of the State of Delaware, naming certain of Cempra’s former and current officers and directors as defendants and Cempra as nominal defendant, and asserting claims for breach of fiduciary duty, unjust enrichment, and corporate waste. The complaint is based on similar allegations as asserted in the putative securities class action described above, and seeks unspecified damages and attorneys’ fees. On October 23, 2017, the defendants filed a motion to dismiss or, in the alternative, stay, the complaint, which was supported by an opening brief filed on November 9, 2017. On January 8, 2018, the plaintiff filed his answering brief in opposition to the defendants’ motion.  The defendants filed their reply in support of their motion on February 7, 2018.  The motion remains pending.

On September 15, 2017, a shareholder derivative lawsuit was commenced in the United States District Court for the Middle District of North Carolina, Durham Division, naming certain of Cempra’s former and current officers and directors as defendants and Cempra as nominal defendant, and asserting claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste, and violation of Section 14(a) of the Exchange Act. The complaint is based on similar allegations as asserted in the putative securities class action described above, and seeks unspecified damages and attorneys’ fees. . On December 1, 2017, the parties filed a joint motion seeking to stay the shareholder derivative lawsuit pending resolution of the putative securities class action, which stipulation was ordered by the court on December 11, 2017.

On September 27, 2017 and October 6, 2017, putative class action complaints were filed against Cempra, members of its board of directors and Melinta Therapeutics, Inc. (now known as Melinta Subsidiary Corp.) (for the purposes of the description of these legal proceedings, “Melinta”) on behalf of the public stockholders of Cempra in the United States District Court for the Middle District of North Carolina. The complaints allege that the preliminary proxy statement issued in connection with the proposed merger between Cempra and Melinta omitted material information in violation of Sections 14(a) and 20(a) of the Exchange Act, rendering the preliminary proxy statement false and misleading. On February 7, 2018, the plaintiffs and the defendants executed a settlement agreement that resolved the plaintiffs’ claims with prejudice as to the named plaintiffs and without prejudice to any other member of the putative class. Defendants have agreed to pay attorneys’ fees of $262,500.00 in connection with settlement of the actions.

While we believe that we have meritorious defenses to the claims in these lawsuits and intend to vigorously defend the cases, these lawsuits could divert management’s attention from our ordinary business operations.  Further, the outcome of these proceedings is difficult to predict and quantify, and the defense against the proceedings could be costly. The ultimate resolution of these cases could result in payments of monetary damages or other costs, materially and adversely affect our business, financial condition, results of operations and cash flows, or adversely affect our reputation, and consequently, could negatively impact the trading price of our common stock.

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

The trading market for our common stock may not provide our shareholders with adequate liquidity.

Our common stock has at times been thinly traded and may be so again. We cannot assure you that an active trading market for our common stock will be maintained. You may not be able to sell your shares quickly or at the market price if trading in our common stock is not active.

The market price of our common stock may be highly volatile, and you could lose all or part of your investment.

Our stock price could be subject to wide fluctuations in response to a variety of factors.  In addition, the stock market in general, and the NASDAQ Global Market and the stock of biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our principal shareholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to shareholder approval.

As of March 2, 2018, our principal shareholders, executive officers, directors and entities affiliated with certain of our directors beneficially owned approximately 60.4% of our outstanding voting common stock. Therefore, these shareholders have the ability to influence us through their ownership position. These shareholders may be able to determine the outcome of all matters requiring shareholder approval. For example, these shareholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our shareholders.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We have never declared or paid any cash dividends on our capital shares. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. In addition, under our credit agreement with Deerfield, we are prohibited from declaring or paying any cash dividends. Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our shareholders and may prevent attempts by our shareholders to replace or remove our current management.

Provisions in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if an acquisition would benefit our shareholders, and could also make it more difficult to remove our current management. These provisions include:

•	authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without shareholder approval;
•	limiting the removal of directors by the shareholders;
•	creating a staggered board of directors;
•	prohibiting shareholder action by written consent, thereby requiring all shareholder actions to be taken at a meeting of shareholders;
•	eliminating the ability of shareholders to call a special meeting of shareholders; and
•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at shareholder meetings.

These provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested shareholder for a period of three years following the date on which the shareholder became an interested shareholder, unless such transactions are approved by the board of directors. This provision could have the effect of discouraging, delaying or preventing someone from acquiring us or merging with us, whether or not it is desired by or beneficial to our shareholders. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 17,031 square feet of office space in Lincolnshire, Illinois for our principal administrative facility, approximately 27,613 square feet of office and laboratory space in New Haven, Connecticut for our principal research facility, and approximately 32,182 square feet of office space in Chapel Hill, North Carolina. The leases expire in June 2022, August 2021 and March 2021, respectively.

Item 3. Legal Proceedings

The material set forth in Note 15 of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol “MLNT” as of November 6, 2017, the first trading date after the merger with Cempra. Prior to November 6, 2017, our common stock was traded on the NASDAQ Global Market under the symbol “CEMP” since February 3, 2012. The following table sets forth the quarterly high and low sales prices per share of our common stock. The per share prices below reflect a 5-for-1 reverse stock split executed on November 3, 2017:

	High	Low
Year ended December 31, 2017
First Quarter	$23.75	$13.75
Second Quarter	$23.75	$18.00
Third Quarter	$24.25	$13.00
Fourth Quarter	$18.20	$10.25

Year ended December 31, 2016
First Quarter	$151.00	$70.15
Second Quarter	$100.10	$71.60
Third Quarter	$134.75	$81.70
Fourth Quarter	$122.40	$12.75

On March 2, 2018, the closing price for the common stock as reported on the NASDAQ Global Market was $13.50.

As of March 2, 2018, there were 56 shareholders of record, which excludes shareholders whose shares were held in nominee or street name by brokers. We believe that, when our record holders and shareholders whose shares are held in nominee or street name by brokers are combined, we have in excess of 400 shareholders.

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

Pursuant to the terms of the Deerfield loan entered into on January 5, 2018, for as long as the Deerfield loan is outstanding, we may not pay any cash dividends on our common stock. The Deerfield loan is discussed in Note 19 of the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in this report.

Stock Performance Graph

This chart compares the cumulative total return on our common stock with that of the NASDAQ Biotechnology Index and the NASDAQ Composite Index. The chart assumes $100 was invested at the close of market on December 31, 2012, in our common stock (formerly Cempra), and the two indexes and assumes the reinvestment of any dividends. The comparisons shown in the graph below are based upon historical data. We caution that the price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

$100 investment in stock or index	Ticker	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Melinta Therapeutics, Inc.	MLNT	$100.00	$193.59	$367.34	$486.41	$43.75	$49.38
NASDAQ Biotechnology Index	NBI	$100.00	$165.61	$222.08	$247.44	$193.79	$234.53
NASDAQ Composite Index	IXIC	$100.00	$138.32	$156.85	$165.84	$178.28	$228.63

Item 6. Selected Financial Data

The consolidated statement of income data set forth below with respect to the fiscal years ended December 31, 2017, 2016, 2015, and the consolidated balance sheet data at December 31, 2017 and 2016, are derived from the audited consolidated financial statements included in Item 8 of this Annual Report and should be read in conjunction with those financial statements and notes thereto. Share quantities have been adjusted to reflect the exchange ratio applied in the merger with Cempra on November 3, 2017.

Consolidated Statement of Operations Data
	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Revenue:
Total revenue	$33,864	$-	$-	$-	$4,278
Operating expenses:
Research and development	49,475	49,791	62,788	53,647	42,290
Selling, general and administrative	63,325	19,410	14,159	13,562	12,507

Total operating expenses	112,800	69,201	76,947	67,209	54,797

Loss from operations	(78,936)	(69,201)	(76,947)	(67,209)	(50,519)

Other income (expense), net	20,020	(4,731)	(1,729)	(575)	2,017

Net loss	(58,916)	(73,932)	(78,676)	(67,784)	(48,502)
Accretion of redeemable convertible preferred stock dividends	(19,259)	(21,117)	(16,248)	(9,859)	(4,165)
Net loss attributable to common shareholders	(78,175)	(95,049)	(94,924)	(77,643)	(52,667)
Basic and diluted loss per share	$(21.86)	$(4,119.67)	$(26,171.49)	$(49,278.01)	$(33,393.38)
Weighted average shares used in computation of basic and diluted loss per share	3,576,846	23,072	3,627	1,576	1,577

Consolidated Balance Sheet Data
	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance sheet data:
Cash and equivalents	$128,387	$11,409	$30,158	$10,541	$10,113
Working capital	118,034	(8,330)	13,385	(10,800)	(8,958)
Total assets	160,273	16,634	36,228	13,702	13,764
Total debt, net	39,555	68,849	28,226	17,552	9,082
Total shareholders' equity (deficit)	72,336	(293,451)	(222,099)	(145,573)	(79,163)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under “Item 1A. Risk Factors.”

Management Overview

We are a commercial-stage pharmaceutical company focused on discovering, developing and commercializing differentiated anti-infectives for the acute care and select community settings to meet critical medical needs in the treatment of bacterial infectious diseases.

On November 3, 2017, privately-held Melinta completed a merger transaction with Cempra, Inc. (“Cempra”) in an all-stock transaction whereby immediately following the transaction Cempra’s shareholders owned approximately 48% and Melinta’s shareholders owned approximately 52% of the combined company, respectively. As a result, Cempra issued approximately 11.4 million shares of common stock to the stockholders of Melinta in exchange for their common shares of Melinta. The combined company was renamed Melinta Therapeutics, Inc. following the merger. As discussed in Note 3 to the Audited Consolidated Financial Statements, Melinta was identified as the acquirer for accounting purposes. Our financial statement presentation reflects the business of Melinta for periods prior to November 3, 2017, and the combined results of operations of Melinta and Cempra for the period thereafter.

We have a commercial product, Baxdela, which is being sold for acute bacterial skin and skin structure infections (“ABSSSI”) in adults. Melinta is also investigating Baxdela as a treatment for community acquired bacterial pneumonia (“CABP”). We also have a proprietary drug discovery platform, enabling a unique understanding of how antibiotics combat infection and have generated a pipeline spanning multiple phases of research and clinical development. Baxdela was approved by the United States’ Food and Drug Administration (“FDA”) on June 19, 2017. The commercial launch of Baxdela occurred in February 2018.

Recent Developments

On January 5, 2018, we acquired the Infectious Disease Businesses (“IDB”) from the Medicines Company (“Medicines”), including the capital stock of certain subsidiaries of Medicines and certain assets related to its infectious disease business, including the marketed pharmaceutical products containing (i) meropenem and vaborbactam as the active pharmaceutical ingredient and distributed under the brand name Vabomere™ (“Vabomere”), (ii) oritavancin as the active pharmaceutical ingredient and distributed under the brand name Orbactiv®  (“Orbactiv”) and (iii) minocycline as the active pharmaceutical ingredient and distributed under the brand name Minocin® for Injection (“Minocin”) and line extensions of such products. After closing the acquisition, our product portfolio consists of these products and Baxdela™.

In connection with the acquisition of the IDB, we entered into a new financing agreement, the Senior Secured Credit Facility (the “Credit Facility”) with an affiliate of Deerfield Management Company, L.P. (together with certain funds managed by Deerfield Management Company, L.P. (“Deerfield”)). The Credit Facility provides up to $240.0 million in debt and equity financing, with a term of six years. Deerfield made an initial disbursement of $147.8 million in loan financing. The lender also purchased 3,127,846 shares of Melinta common stock for $42.2 million under the Credit Facility, for a total initial financing of $190.0 million. The interest rate on the debt portion of this initial financing is 11.75%. The additional $50.0 million of debt financing is available after we have achieved certain revenue thresholds, and, if drawn, will bear an interest rate of 14.75%. Pursuant to Credit Facility, Deerfield also acquired warrants (held by certain funds managed by Deerfield) for the purchase of 3,792,868 shares of Melinta common stock at a purchase price per share of $16.50. Further, under the terms of the Credit Facility, we are able to secure a revolver credit line of up to $20.0 million.

Also in connection with the acquisition of IDB, Melinta received $40.0 million in additional equity financing from existing and new investors. The proceeds from these arrangements totaling $230.0 million were used primarily to fund the acquisition of the IDB and retire the $40.0 million outstanding under a Loan and Security Agreement dated as of May 2, 2017, (the “2017 Loan Agreement”). See Note 19 to the Consolidated Financial Statements for further details on these debt and equity financing arrangements.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We are not currently generating revenue from operations that is significant relative to its level of operating expenses and do not anticipate generating revenue sufficient to offset operating costs in the short-term to mid-term. We have financed our operations to date principally through the sale of equity securities, debt financing and licensing and collaboration arrangements.

We have incurred losses from operations since our inception and had an accumulated deficit of $572.7 million as of December 31, 2017. We expect to incur substantial expenses and further losses in the foreseeable future for the research, development, and commercialization of our product candidates and approved products. As a result, we will need to fund our operations through public or private equity offerings, debt financings, or corporate collaborations and licensing arrangements. We have concluded it is not yet probable that our current operating plans, existing cash and cash collections from existing revenue arrangements and product sales will be sufficient to fund our operations for the next twelve months.

Management is currently pursuing various funding options, including seeking additional equity or debt financing and grants, as well as a strategic collaboration or partnership to obtain additional funding or expand its product offerings. While the recent acquisition of IDB from The Medicines Company does provide us with incremental revenues, the cost to further develop and commercialize Baxdela and to support the IDB products is expected to significantly exceed revenues for at least the next twelve months. While there can be no assurance that we will be successful in our efforts, we have a strong history of raising equity financing to fund our development activities. Should we be unable to obtain adequate financing on reasonable terms in the near term, the Company’s business, result of operations, liquidity and financial condition would be materially and negatively affected, and we would be unable to continue as a going concern. Additionally, there can be no assurance that, assuming we are able to strengthen our cash position, we will achieve sufficient revenue or profitable operations to continue as a going concern. Our history of operating losses, limited cash resources and lack of certainty regarding obtaining significant financing or timing thereof, raise substantial doubt about our ability to continue as a going concern absent a strengthening of our cash position. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Financial Overview

Revenue

As we did not launch Baxdela or acquire the IDB products until the first quarter of 2018, nearly all of our revenue that we have recognized through December 31, 2017, was derived from (1) license revenue from A. Menarini Industrie Farmaceutiche Riunite S.r.l. (“Menarini”), a leading pharmaceutical company based in Europe, reimbursement of research and development expenses by Menarini, and (2) a government contract that we assumed in connection with the Cempra merger in November 2017.

For markets outside of the United States, we have partnered with leading multi-national pharmaceutical companies around the world to optimize the global commercial potential of Baxdela. Currently, commercial agreements exist in Europe, Asia-Pacific (excluding Japan), Central and South America and the Middle East and Africa regions.

In December 2014, we entered into distribution and supply agreements for Baxdela with Eurofarma Laboratórios S.A. (“Eurofarma”), a leading pharmaceutical company in Brazil. Under the terms of these arrangements, Eurofarma will be responsible for filing for approval for Baxdela in Brazil and, if approved, will commercialize Baxdela in that territory. Upon entering into this arrangement, we received a $15.0 million payment, $6.0 million was recorded as an equity investment and $9.0 million of deferred revenue was recorded as a liability in January 2015, when the transaction was funded. In August 2017, we entered into an amendment to the distribution and supply agreement to extend the licensed territory to substantially all of Central America and South America for consideration of $1.0 million. We have the ability to earn additional milestones of $3.6 million based on regulatory approval in several countries.

In August 2015, we entered into supply and distribution agreements with Malin Life Sciences Holding Limited (“Malin”), a principal investor of Melinta with a more than 5% ownership interest, which Malin subsequently assigned to its affiliate Altan Pharma Limited (“Altan”). Pursuant to the terms and conditions at the time of the supply and distribution agreements, Altan is entitled to exclusive rights to obtain product approval, procure supply from Melinta and commercialize Baxdela in Africa and the Middle East. In connection with the supply and distribution agreements, we are entitled to receive a royalty based on Altan’s net sales of Baxdela. No upfront payments were received or paid in connection with these agreements.

In February 2017, we executed a license agreement with Menarini, under which we licensed rights to commercialize Baxdela in certain European, Asia-Pacific (excluding Japan) and other rest-of-world territories. Pursuant to the terms and conditions of the arrangement, Menarini is entitled to exclusive rights to obtain product approval, to procure supply from us and to commercialize Baxdela in the licensed territories, and we may earn additional commercial and regulatory milestones of approximately €90.0 million. We are also entitled to receive a tiered royalty, in the low double digits, based on Menarini’s net sales of Baxdela and the country of sale. In addition, we and Menarini agreed to share jointly in the future development cost of Baxdela, including the current CABP Phase 3 clinical trial and potentially other future studies initiated for additional indications. At the onset of this arrangement, we received $19.9 million, and going forward, we are entitled to reimbursement of 50% of the development costs incurred for our in-process CABP Phase 3 clinical trial. We recognized $19.9 million of revenue associated with the delivery of the license to Menarini in the first quarter of 2017 and are recognizing revenue related to the reimbursement of development costs as the services are performed. In the year ended December 31, 2017, we recognized revenue totaling $13.1 million related to the development services. Of that amount, we have received $9.7 million in cash payments; the balance of $3.4 million is recorded in Receivables on our balance sheet as of December 31, 2017.

In May 2013, Cempra entered into an agreement with BARDA for the evaluation and development of solithromycin for the treatment of bacterial infections in pediatric populations and infections caused by bioterror threat pathogens, specifically anthrax and tularemia. The agreement is a cost-plus fixed-fee development contract, with up to five work segments that BARDA may request at its sole discretion pursuant to the agreement. Under the agreement, we are reimbursed and recognize revenue as allowable costs are incurred.

In February 2016, BARDA exercised the third option work segment of the agreement, which is intended to fund a Phase 2/3 study of intravenous, oral capsule and oral suspension formulations of solithromycin in pediatric patients from two months old to 17 years with community acquired bacterial pneumonia. In September 2016, the contract was modified to increase the third option work segment for increased manufacturing work related to the development of a second supply source for solithromycin, which established the value of the third option work segment at approximately $33.5 million. The estimated period of performance of this option work segment runs through May 2018. At November 3, 2017, when we merged with Cempra, the estimated remaining value of the third work segment was $21.6 million. We recognized $0.9 million of revenue in the period from November 3, 2017, to December 31, 2017. We held a discussion with BARDA on March 15, 2018, and we jointly agreed to wind down this pediatric study.

We launched Baxdela in the United States in the first quarter of 2018, and we acquired Vabomere, Orbactiv and Minocin in connection with the IDB transaction in January 2018. As such, we recognized product sales revenue beginning in January 2018.

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting pre-clinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates. We recognize our research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•	employee-related expenses, which include salaries, benefits, travel and share-based compensation expense;
•

fees paid to consultants and clinical research organizations (“CROs”) in connection with our pre-clinical and clinical trials, and other related clinical trial costs, such as for investigator grants, patient screening, laboratory work and statistical compilation and analysis;

•

costs related to acquiring and manufacturing clinical trial materials and costs for developing additional manufacturing sources for and the manufacture of pre-approval inventory of our drugs under development;

•	costs related to compliance with regulatory requirements;
•	consulting fees paid to third parties related to non-clinical research and development;
•	research and laboratory supplies and facility costs; and
•	license, research and milestone payments related to licensed technologies while the related drug is in development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) consist primarily of salaries and benefits-related expenses for personnel, including stock-based compensation expense, in our executive, finance, sales, marketing and business development functions. SG&A costs also include facility costs for our administrative offices and professional fees relating to legal, intellectual property, human resources, information technology, accounting and consulting services.

We expect to incur increased expenses associated with expanding our marketing function and building a U.S. commercial team in connection with the commercial launch of Baxdela. We started incurring these expenses in the second half of 2016 in anticipation of the marketing approval of Baxdela in the second quarter of 2017. These expenses increased substantially in the fourth quarter of 2017 and will continue to increase in the first half of 2018 as we complete the development of our sales team and in connection with the acquisition of IDB from Medicines. We also expect to support the growth in our business with increased headcount and infrastructure costs. We expect that our selling, general and administrative expenses will increase in the future as we expand our operating activities, maintain and expand our patent portfolio, and incur additional costs associated with being a newly public company.

Interest income and Expense

Our excess cash balances are invested in money market funds, which generate a minimal amount of interest income. We expect to continue this investment philosophy for excess cash as additional funds are received or generated from product sales.

Historically, we have used notes payable and convertible promissory notes as sources of funding. We record interest on the notes using the effective interest method.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more detail in Note 2 to our audited consolidated financial statements appearing elsewhere in this Annual Report. However, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations:

•	Revenue recognition
•	Accrued research and development expenses
•	Stock-based compensation

Revenue Recognition

We recognize revenue under Accounting Standards Codification (“ASC”) 605, Revenue Recognition. Our revenue arrangements consist of licensing revenue related to non-refundable upfront fees, reimbursement of research and development expenses, milestone payments and royalties on future product sales by the licensee. Revenue is recognized when the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.

For arrangements that involve the delivery of more than one element, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple-element arrangement should be treated as separate units of accounting for revenue recognition purposes and, if so, how the aggregate contract value should be allocated among the deliverable elements and when to recognize revenue for each element under ASC 605. Each product, service and/or right to use assets is evaluated to determine whether it qualifies as a separate unit of accounting. This determination is based on whether the deliverable has “stand-alone value” to the customer. The consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative fair values of each deliverable. The consideration allocated to each unit of accounting is recognized as the related goods and services are delivered, limited to the consideration that is not contingent upon future deliverables. When an arrangement is accounted for as a single unit of accounting, we determine the period over which the performance obligations will be performed and revenue recognized.

Under the Menarini license agreement, discussed in Note 15 to our audited consolidated financial statements included in this Annual Report, at the time the agreement was entered into, we identified two deliverables: the delivery of the Baxdela license to Menarini and the right to a related sublicense. While we are also providing development services in connection with the expansion of applicable indications for Baxdela, we are under no obligation to perform such services. In the event that we perform development services related to other indications of Baxdela, Menarini has the option to obtain the results of such services by reimbursing us for 50 percent of our related costs, and we have determined that Menarini’s option is not priced at a significant and incremental discount. As such, we have not recognized any revenue related to the potential cost reimbursement at the contract execution date. To the extent that we are reimbursed for development services, such amounts are recognized separately from the initial license.

The agreement also states a separate supply agreement will be entered into at a future date under which Menarini will purchase Baxdela products from us until it can commence its own manufacturing. The pricing of Baxdela products under the supply agreement will not be at a significant, incremental discount. And, under the terms of the agreement, we may receive up to approximately €90 million for regulatory, commercial and sales-based milestones as well as low, double-digit royalties on future sales of Baxdela. We will recognize any future milestone payment received as revenue if and when Menarini achieves the milestone.

For immediate use of the license and right to sublicense, Menarini is able to leverage the information contained within the Baxdela NDAs, which we filed with the FDA in October 2016 for ABSSSI, to prepare the regulatory filings in the licensed territories. And, while the FDA approval was received in June 2017, regulatory approval in many of the licensed territories is not contingent upon U.S. FDA approval. We recognized $19.9 million, the consideration that was fixed and determinable at the inception of the agreement, upon delivery of the license and right to sublicense in the first quarter of 2017, and we will recognize revenue associated with the development services as they are provided to Menarini. In the twelve months ended December 31, 2017, we recognized revenue totaling $13.1 million related to the development services.

In December 2014, we entered into a supply agreement and a distribution agreement, together referred to as the commercial agreements, and a stock purchase agreement with Eurofarma. The overall purpose of these agreements was to establish a relationship with Eurofarma to distribute Baxdela in Brazil. Upon entering the agreements, we received a $1.0 million milestone payment for consideration of the rights granted in the commercial agreements. Simultaneously, Eurofarma purchased $14.0 million of Series 3-B Convertible Preferred Stock at a negotiated valuation of $2.660397 per share.

Because the Eurofarma agreements were entered into on a concurrent basis, we determined that accounting for this transaction required an analysis of the relative fair values of the agreements and that the total consideration received should be allocated to the various components based on the relative fair values. In the analysis, we determined that we would record $6.0 million as the fair value of the equity investment and $9.0 million as deferred revenue relating to the commercial agreements. The determination of these amounts required significant estimates by management.

The value of shares purchased by Eurofarma was determined by management with input from an independent external valuation expert based on the Probability Weighted Expected Return Model (“PWERM”) model, as of December 31, 2014. This model required estimates of the future value of Melinta under various funding, acquisition and liquidation scenarios. These scenarios were developed by management based on comparative market data and internal fund-raising objectives. The PWERM model also included assumptions regarding discount rate, new option grants, volatility and a discount for lack of marketability.

The value of the commercial agreements, which essentially represent the distribution rights for Baxdela in Brazil, were determined using a comparative business valuation method (often referred to as the “with-and-without” method). We prepared an expected value analysis assuming a commercial entry into Brazil without a partner versus the scenario of working with Eurofarma as a partner. The difference in expected values in these two scenarios was used to determine the relative value of the commercial agreements. This comparative business model valuation method required assumptions regarding product launch timing, market size, market share, market uptake, pricing, research and development costs, commercialization costs, tax rates and the discount rate applied. In developing the assumptions regarding product launch timing, market size, market share and market uptake, we used estimates included in the commercial agreements, which estimates may ultimately change based on actual results. Changes in any of our assumptions may have had a material impact on the distribution of relative values between equity and deferred revenue.

When the transaction was recorded, the value assigned to the equity component of this transaction was included in the balance sheet as convertible preferred stock. The value assigned to the commercial agreements was recorded as deferred revenue.

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers (Topic 606). This pronouncement outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the guidance is that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The original guidance was effective for annual reporting periods beginning after December 15, 2016. However, in July 2015, the FASB agreed to delay the effective date by one year, with early adoption permitted, but not before the original effective date of the standard. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance.

We will adopt this standard in the first quarter of the year ending December 31, 2018 using the modified retrospective method. Under this method, we will recognize the cumulative effect of adoption as an adjustment to retained earnings at the date of the initial application (i.e., January 1, 2018). We have elected to apply the new standard to contracts with customers that are not completed as of the date of initial application. Topic 606 (as amended by ASU 2016-12) defines a completed contract as “a contract for which the entity has transferred all of the goods or services identified in accordance with revenue guidance that is in effect before the date of initial application.”

For the three years in the period ended December 31, 2017, substantially all of our revenue was related to licensing and contract research arrangements related to our Baxdela product. We continue to evaluate whether the standard will impact the timing of revenue recognition from these arrangements. To date, we (1) have performed an initial assessment of our revenue streams; (2) have completed an inventory of all contracts which will be outstanding as of January 1, 2018; and (3) are in the process of applying the five-step model to those revenue streams and contracts to evaluate the quantitative and qualitative impacts the new standard will have on our business and reported revenues. During the three year period ended December 31, 2017, we did not recognize any revenue from product sales. All of our product revenue from Baxdela and the acquired products will be recognized under the new standard. We will provide expanded footnote disclosure related to revenue recognition consistent with ASU 2014-09 in our Quarterly Report on Form 10-Q for the three-month period ending March 31, 2018.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we estimate accrued research and development expenses. The process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contract milestones are achieved. We develop estimates of our accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments as necessary. The significant estimates in our accrued research and development expenses are related to costs incurred by our partners, such as CROs, in connection with research and development activities for which we have not yet been invoiced. Expenses relating to CROs are the most significant component of our research and development accruals.

We recognize expenses related to CROs based on our estimates of the services received and efforts expended pursuant to quotes and contracts with the CROs. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided at the time of payment and result in a prepayment of the research and development expense. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly.

Stock-Based Compensation

We account for stock-based compensation using the fair value method. The fair value of awards granted is estimated at the date of grant and recognized as expense on a straight-line basis over the requisite service period with the offsetting credit to additional paid-in capital. Stock options granted typically fully vest over four years from the grant date and expire after 10 years.

As a result of the merger with Cempra on November 3, 2017, we have three active stock-based compensation plans, the 2011 Equity Incentive Plan (the “Melinta 2011 Plan”) and two legacy Cempra plans: the Sixth Amended and Restated 2006 Stock Plan (the “2006 Plan”) and the 2011 Equity Incentive Plan (the “2011 Incentive Plan”). In all three plans, stock options are granted at exercise prices not less than the estimated fair value of Melinta’s common stock at the date of grant. We utilize the Black-Scholes option-pricing model for determining the estimated fair value of awards. Key inputs and assumptions include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, estimated fair value of our common stock, and exercise price. Many of the assumptions require significant judgment and any changes could have a material impact in the determination of stock-based compensation expense. We do not estimate forfeitures when recognizing compensation expense; instead, we recognize forfeitures as they occur.

We have historically granted common stock options to members of our management. The majority of options outstanding as of December 31, 2017, were granted under the Melinta 2011 Plan or the 2011 Incentive Plan in December 2013 or later. As we continue to expand our headcount in support of pursuing additional clinical programs and building a commercial organization, we expect to make additional option grants, which will result in additional stock-based compensation expense. Prior to the merger with Cempra on November 3, 2017, the fair value of Melinta’s common stock has historically been determined by management with input from an independent external valuation expert. The intent of management was to ensure that the exercise price of issued options is not less than fair value at the date of the grant. As of November 3, 2017, Melinta’s common stock is traded on the NASDAQ market and we no longer use the valuation expert.

The following table summarizes the weighted-average assumptions, other than the estimated fair value of our common stock, used in the Black-Scholes model to value stock option grants for the years ended December 31, 2017, 2016 and 2015.

	2017	2016	2015
Risk-free interest rate	1.8% - 2.1%	1.5%	2.3%
Weighted-average volatility	87.5% - 108.1%	67.1%	75.0%
Expected term - employee awards (in years)	3.1 - 6.1	6.0	6.0
Forfeiture rate	-	-	7%
Dividend yield	0%	0%	0%
•

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the option’s expected term.

•

Weighted-average Volatility—After the merger with Cempra, all outstanding options are to purchase common shares of Cempra (re-named Melinta in the merger). Since these shares are publicly traded, we primarily used the historical volatility information for the publicly traded shares. Prior to the merger, the Company had been privately held since inception. Therefore, there was no specific historical or implied volatility information available. Accordingly, prior to the merger, we determine volatility based on an average of reported volatility of selected peer companies in the pharmaceutical and biotechnology industry in a similar stage of development.

•

Expected Term—Our historical exercise behavior on previous grants does not provide a reasonable estimate for future exercise activity for employees who have been awarded stock options in the past three years. Therefore, the average expected term was calculated using the simplified method, as defined by GAAP, for estimating the expected term.

•

Forfeiture Rate—On January 1, 2016, Melinta adopted the guidance in ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, and changed its accounting policy for stock-based compensation to recognize stock option forfeitures as they occur rather than estimating an expected amount of forfeitures.

•	Expected Dividend Yield—We have never declared or paid any cash dividends and do not expect to pay any cash dividends in the foreseeable future.

Results of Operations (all amounts in tables in thousands)

Comparison of Years Ended December 31, 2017 and December 31, 2016

The results of legacy Cempra have been included in our financial results from the acquisition date, November 3, 2017. The following table summarizes our results of operations for the years ended December 31, 2017 and 2016:

	Year Ended December 31,		Increase (Decrease)
	2017	2016	Dollars
Revenue	$33,864	$-	33,864
Research and development	49,475	49,791	(316)
Selling, general and administrative	63,325	19,410	43,915
Total other income (expense), net	20,020	(4,731)	24,751

Revenue

During the year ended December 31, 2017, we recognized revenue of $33.9 million. Of this amount, we recognized $33.0 million under the Menarini agreement, of which $19.9 million related to an upfront licensing fee and $13.1 million related to the cost-sharing arrangements for expenses incurred during 2017. Because we are delivering development services over a period of time as the clinical trials progress, we expect to continue to recognize cost-sharing revenue under this arrangement for the next four to five quarters, over the estimated development period.

In addition, we recognized $0.9 million under our BARDA arrangement that we assumed in connection with the Cempra merger, the term of which is through May 2018. This revenue represents amounts earned for the period post-merger (November 3, 2017 through December 31, 2017). See Note 15 to the Consolidated Financial Statements for further details on the BARDA contract.

Research and development expenses

Our research and development expenses for the years ended December 31, 2017 and 2016, were $49.5 million and $49.8 million, respectively. We have focused on two primary areas in these periods. The first area of focus and the primary cost driver has been the clinical development and FDA approval of Baxdela, our lead product candidate that was approved by the FDA in June 2017 and launched commercially in January 2018. The second area of focus has been the pre-clinical activity for the ESKAPE pathogen program as we work to select a lead program candidate with an optimal efficacy and safety profile.

We do not allocate personnel-related costs, including stock-based compensation or other indirect costs, to specific programs as they are deployed across multiple projects under development and, as such, are included as other development or discovery expenses in the table below. The following table summarizes our research, development and discovery costs by clinical program for the year ended December 31, 2017 and 2016, respectively:

	Year Ended December 31,		Increase/(Decrease)
	2017	2016	Dollars	Percentage
Development
Phase 3 ABSSSI Intravenous/Oral	$-	$5,011	$(5,011)	-100.0%
Phase 3 CABP	23,763	6,957	16,806	241.6%
Other development expenses	16,124	24,479	(8,355)	-34.1%
Total direct research and development expenses	39,887	36,447	3,440	9.4%
Discovery
External expenses	2,337	4,212	(1,875)	-44.5%
Other discovery expenses	7,251	9,132	(1,881)	-20.6%
Total discovery research and development expenses	9,588	13,344	(3,756)	-28.1%
Total research and development expenses	$49,475	$49,791	$(316)	-0.6%

In total, our research and development costs were relatively flat in 2017 over 2016. In 2017, incremental expense for our Phase 3 clinical study of Baxdela for CABP of $16.8 million was partially offset by reduced expense of $5.0 million due to the conclusion of our Phase 3 ABSSSI clinical study and lower expenses related to other development activities and the development of the ESKAPE pathogen program.

Development expenses for our Phase 3 clinical study for ABSSSI, testing the intravenous and oral forms of Baxdela, decreased in 2017 versus 2016 by $5.0 million. The study was completed in 2016 and no costs were incurred in 2017. We do not expect to incur any additional costs related to this study.

Development expenses for our Phase 3 CABP clinical trial increased by $16.8 million, or 241.6%, in 2017 from 2016, driven by rapid patient enrollment during 2017. While the study was active for the entire year of 2016, we did not ramp up study activity until late in 2016 with our first patient enrollment in December 2016. We expect that in 2018 we will continue to incur a significant level of expenses associated with this study as we complete enrollment and prepare for a supplemental NDA filing for Baxdela for the treatment of CABP, which filing is currently planned for the first half of 2019.

Other development costs decreased in the year ended December 31, 2017, by $8.4 million, or 34.1%, versus 2016. This decrease was due to the reduction of manufacturing expenses for Baxdela used in drug trials as we converted to production of commercial product, which is capitalized in inventory, and a reduction of costs associated with preparing to file the NDA for Baxdela, which was filed in the fourth quarter of 2016.

External costs for our discovery program represent research and support work performed by third parties. These costs decreased $1.9 million, or 44.5%, year over year due to the use of lower cost vendors for external analysis in 2017 as compared to 2016, as well as shifting some work previously done externally to internal personnel.

Other discovery costs represents internal costs of research, including salaries, benefits, other compensation, laboratory expenses and facility costs, as well as expenses to maintain our interests in antibiotic candidates. These costs decreased by $1.9 million, or 20.6%, in 2017 over 2016 due primarily to a milestone paid to our CRO partner for radezolid in 2016, and lower testing expense for our lab work.

Selling, general and administrative expenses

Selling, general and administrative expenses were $63.3 million and $19.4 million for the years ended December 31, 2017 and 2016, respectively. The increase of $43.9 million, or 226.2%, was primarily driven by increases in administrative personnel and facility-related costs of $5.4 million because of additional personnel from Cempra and additional hiring in preparation for becoming a public company, increases in marketing and other costs to support our commercial launch of Baxdela of $12.7 million, one-time costs of $11.7 million for preparation and execution of the merger with Cempra and the IDB acquisition, one-time merger-related personnel costs of $10.0 million, revenue-sharing payments and finders fees associated with the license of rights to Baxdela to Menarini of $2.1 million, and increases in legal expenses of $1.9 million.

Other expense (income)

For the year ended December 31, 2017, we recognized other income of $20.0 million as compared with the year ended December 31, 2016, when we recognized other expense of $4.7 million, driven by the following:

•

Bargain purchase gain—Under the purchase accounting for the merger with Cempra, we have recognized a bargain purchase gain of $27.7 million, representing the excess of the value of Cempra’s assets acquired in the merger over the purchase price. See Note 3 of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for discussion of the merger.

•

Interest expense—Interest expense for the year ended December 31, 2017 and 2016, was $7.6 million and $4.4 million, respectively. Interest expense includes both cash and non-cash components of interest expense. The cash portion of interest expense was $2.5 million in 2017, an increase of $0.1 million from 2016, due to the transition from 2014 Loan Agreement to the 2017 Loan Agreement, which had a higher loan balance. The non-cash portion of interest expense was $1.1 million in 2017, an increase of $0.1 million from 2016. In addition, we had non-cash interest expense on convertible promissory notes of $4.0 million in 2017, an increase of $3.0 million from 2016, driven by $68.6 million in convertible promissory notes that we issued in the second half of 2016 and first half of 2017. This interest was categorized as non-cash because in the next round of equity financing, all outstanding principal, as well as accrued interest, was to convert into shares of Melinta’s stock.

•

Change in fair value of tranche assets and liabilities—We adjusted the carrying value of the Convertible Preferred Stock tranche obligations to the estimated fair value at each reporting period while they were outstanding. Increases or decreases in the fair value of tranche obligations are recorded within other income (expense) in the statement of operations. We recognized $1.3 million of expense in the year ended December 31, 2016, upon issuance of the final tranche of Series 4 preferred stock in March 2016. We have not recorded a tranche asset or liability since that date.

•

Change in fair value of warrant liability—We adjusted the carrying value of the warrant liability to the estimated fair value at each reporting period while the warrants were outstanding (prior to the close of the Cempra merger in November 2017). Increases or decreases in the fair value of the warrant liability were recorded within other expense (income) in the statement of operations. We recognized gains of $0.3 million and $0.8 million in the years ended December 31, 2017 and 2016, respectively.
•

Loss on extinguishment of debt—We recognized a loss on the extinguishment of our 2014 Loan Agreement in the second quarter of 2017. See Note 5 in Notes to the Consolidated Financial Statements for further discussion.

•

Other—We participate in a Connecticut tax credit program whereby we can claim either cash payments or future tax credits based on qualifying expenditures. We have historically chosen the cash payment incentive and expect to continue to do so in future periods as the tax code allows. This tax credit comprises the majority of the other income for both periods.

Comparison of Years Ended December 31, 2016 and December 31, 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Increase (Decrease)
	2016	2015	Dollars
Research and development	$49,791	$62,788	(12,997)
Selling, general and administrative	19,410	14,159	5,251
Total other expense, net	4,731	1,729	3,002

Research and Development Expense

Our research and development expenses for the years ended December 31, 2016 and 2015 were $49.8 million and $62.8 million, respectively. We had two primary areas of focus in the years ended December 31, 2016 and 2015. The first area of focus, and the primary cost driver, was the clinical development of Baxdela, our lead product candidate. The second area of focus was the pre-clinical activity for the ESKAPE pathogen program as we work to select a lead program candidate with an optimal efficacy and safety profile.

We do not allocate personnel-related costs, including stock-based compensation or other indirect costs, to specific programs as they are deployed across multiple projects under development and, as such, are included as other research and development or discovery expenses in the table below. The following table summarizes our research, development and discovery costs by clinical program for the years ended December 31, 2016 and 2015, respectively:

	Year Ended December 31,		Increase/(Decrease)
	2016	2015	Dollars	Percentage
Development
Phase 3 ABSSSI Intravenous/Oral	$5,011	$29,810	$(24,799)	-83.2%
Phase 3 CABP	6,957	4,740	2,217	46.8%
Other development expenses	24,479	15,721	8,758	55.7%
Total direct research and development expenses	36,447	50,271	(13,824)	-27.5%
Discovery
External Expenses	4,212	4,371	(159)	-3.6%
Other discovery expenses	9,132	8,146	986	12.1%
Total discovery research and development expenses	13,344	12,517	827	6.6%
Total research and development expenses	$49,791	$62,788	$(12,997)	-20.7%

In total, our research and development costs decreased in 2016 as compared to 2015 by $13.0 million, or 20.7%, driven primarily by the timing of our Phase 3 clinical trials. This decrease in costs was partially offset by increases in expenses associated with the preparation and filing of our Baxdela NDAs, which we filed in October 2016, costs incurred to support the Baxdela NDA application process and commercialization and, to a lesser extent, costs incurred for the advancement of our discovery program.

Development expenses for our Phase 3 study for ABSSSI, testing the intravenous and oral forms of Baxdela, decreased in 2016 as compared to 2015 by $24.8 million, or 83.2%. The majority of the expenses in this study were incurred in 2015 associated with enrollment activity, which was complete as of the end of 2015. Costs in 2016 were associated with study close-out activities, including study analysis and documentation of the trial results.

Development expenses for our Phase 3 CABP clinical trial increased by $2.2 million, or 46.8%, in 2016 as compared to 2015, driven by a full year of activity under the study in 2016 versus only six months in 2015. While the study was active for the entire year of 2016, we did not ramp up study activity until late in 2016 with our first patient enrollment in December 2016.

Other development costs increased by $8.8 million, or 55.7%, versus 2015. This increase was primarily driven by regulatory and clinical costs to prepare and file our Baxdela NDAs of $7.1 million—including a $3.1 million Prescription Drug User Fee Act application fee paid to the FDA and a $1.5 million milestone payment—increased volume and cost of drug product manufactured of $3.0 million, and regional surveillance and automated susceptibility testing for Baxdela of $1.4 million, partially offset by decreases in other development study expenses of $2.7 million due to the wind-down and conclusion of earlier clinical studies for Baxdela.

External costs for our discovery program represent research and support work performed by third parties. These costs decreased slightly year over year due to the nature of the specific activities related to selecting a lead candidate for our ESKAPE pathogen program. The lower external costs for our ESKAPE pathogen program were also driven by the use of lower cost vendors in 2016 as compared to 2015, as well as shifting some work previously done externally to internal personnel.

Other discovery expenses represents internal costs of research, including salaries, benefits, other compensation, laboratory expenses and facility costs, as well as certain licensing fees. These costs increased by $1.0 million, or 12.1%, in 2016 over 2015 due to a milestone that we paid in connection with our radezolid program of $0.9 million, and increased personnel, which drove an increase of approximately $0.6 million. This increase was partially offset by lower consulting and laboratory expenses of $0.2 million and a $0.3 million decrease in depreciation and amortization costs related to assets that were fully or nearly depreciated as of the end of 2015.

Selling, general and administrative expenses

Selling, general and administrative expenses were $19.4 million and $14.1 million for the years ended December 31, 2016 and 2015, respectively. The increase of $5.3 million, or 37.1%, was primarily driven by increases in headcount, particularly in our commercial organization, totaling approximately $2.6 million, increases in commercial launch preparation costs of $1.5 million, and legal costs, including the cost to support the development of intellectual property, of $1.1 million.

Other expense (income)

For the year ended December 31, 2016, we recognized other expense of $4.7 million as compared with the year ended December 31, 2015, when we recognized other expense of $1.7 million, driven by the following:

•

Interest expense—Interest expense for the years ended December 31, 2016 and 2015, was $4.4 million and $3.2 million, respectively. Interest expense includes both cash and non-cash components of interest expense. The cash portion of interest expense was $2.4 million in 2016, an increase of $0.7 million, due to a higher outstanding principal relating to a loan agreement entered into in 2014. The non-cash portion of interest was $2.0 million in 2016, an increase of $0.6 million, driven primarily by $44.1 million in bridge notes that we issued in the second half of 2016. This interest was categorized as non-cash because in the next round of equity financing or the merger, all outstanding principal, as well as accrued interest, was to convert into shares of Melinta’s stock.

•

Change in fair value of tranche assets and liabilities—We adjusted the carrying value of the tranche obligations relating to Convertible Preferred Stock to the estimated fair value at each reporting period while they were outstanding. Increases or decreases in the fair value of tranche obligations were recorded within other income (expense) in the statement of operations. We recognized $1.3 million and $2.7 million of expense in the years ended December 31, 2016 and 2015, respectively. We did not have a tranche asset or liability on our consolidated balance sheet as of December 31, 2016.

•

Change in fair value of warrant liability—We adjusted the carrying value of the warrant liability to the estimated fair value at each reporting period. Increases or decreases in the fair value of the warrant liability were recorded within other income (expense) in the statement of operations. We recognized $0.8 million and $0.1 million of income in the years ended December 31, 2016 and 2015, respectively.

•

Adjustment to liability for potential royalties—We recorded a $4.0 million gain relating to a change in estimate for the Liability for Potential Royalties in our 2015 audited financial statements. The products relating to this potential liability are no longer in development and this liability is no longer reflected on the consolidated balance sheet.

•

Other—We participate in a Connecticut tax credit program whereby we can claim either cash payments or future tax credits based on qualifying expenditures. We have historically chosen the cash payment incentive and expect to continue to do so in future periods as the tax code allows. This tax credit comprises the majority of the other income for both periods.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operating activities since our inception. As of December 31, 2017, we had an accumulated deficit of $572.7 million, and we expect to continue to incur significant losses through at least 2020. We expect our operating expenses to continue to increase for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements. As an early commercial-stage company, we have not yet demonstrated the ability, as a company, to successfully commercialize and launch a product candidate or market and sell products, and our marketed products have very limited sales history, with Baxdela and Vabomere launching in recent months, and Medicines launching Orbactiv and Minocin in 2014 and 2015, respectively. As such, even if we obtain additional funding to support our operating plan, it is possible that we may fail to appropriately estimate the timing and amount of our funding requirements and we may need to seek additional funding sooner, and in larger amounts, than we currently anticipate. See “Risk Factors—Risks related to our Business – if we fail to obtain additional financing, we may not be able to fund our operations” for further information.

Prior to November 2012, we were primarily capitalized through the sale of convertible notes and preferred stock. In November 2012, we were recapitalized under the ownership of a new lead investor. The convertible notes and preferred stock issued prior to November 2012 were restructured at the time of the recapitalization. Since the November 2012 recapitalization through December 31, 2017, we have been funded primarily through sales of convertible preferred stock, convertible notes, loans and business development transactions. Since the November 2012 recapitalization through December 31, 2017, we raised cash gross proceeds of $222.1 million from the sale of convertible preferred stock, in addition to $68.6 million in convertible promissory notes.

We have also funded our operations with debt financing. As of December 31, 2017, we had $40.0 million in outstanding debt under a Loan and Security Agreement, dated as of May 2, 2017, or the 2017 Loan Agreement, under which the lender had made available up to $80.0 million in debt financing in four separate tranches and up to $10.0 million in equity financing.

In January 2018, in connection with the acquisition of the IDB from Medicines, we terminated and repaid the $40.0 million outstanding under the 2017 Loan Agreement and simultaneously entered into a facility with Deerfield (the “Deerfield Facility Agreement”), under which we received gross proceeds of $147.8 million in senior secured loans and have the option to draw an additional $50 million upon certain future events. In addition, concurrent with the Deerfield Facility Agreement, we and Deerfield entered into a securities purchase agreement, under which Deerfield purchased shares of Melinta common stock for an aggregate purchase price of $42.2 million. (See Note 19 to the audited consolidated financial statements for further details on the Deerfield financing agreements.) The Deerfield Facility Agreement has a financial maintenance covenant requiring us to maintain a minimum cash balance of $25.0 million.

As of December 31, 2017, we held cash and cash equivalents of $128.4 million to fund operations.

The following table provides a summary of our cash position as of each of the period-end dates and the cash flows for each of the periods presented below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash, cash equivalents and restricted cash as of the end of the period	$128,587	$11,409	$30,158
Net cash provided by (used in):
Operating activities	$(75,598)	$(70,580)	$(72,554)
Investing activities	155,061	(463)	(688)
Financing activities	37,715	52,294	92,859
Net increase in cash and equivalents	$117,178	$(18,749)	$19,617

Comparison of the Years ended December 31, 2017 and 2016

Operating Activities

Net cash used in operating activities for the years ended December 31, 2017 and 2016, was $75.6 million and $70.6 million, respectively. For both periods presented, the primary use of cash was to fund development and discovery research activities for our product candidates and to support our selling, general and administrative functions. We used $5.0 million more in operations during 2017 due primarily to higher operating expenses, excluding non-cash expenses, of $6.8 million, driven by the preparation of our launch of Baxdela in 2018, additional headcount and acquisition-related transaction costs, partially offset by $33.9 million of revenue recognized in 2017. This increase in cash used in operations was partially offset by changes in working capital accounts year over year totaling $1.8 million.

Investing Activities

Net cash provided in investing activities was $155.1 million in the year ended December 31, 2017, compared with net cash used of $0.5 million for the years ended December 31, 2016. The primary driver for the large increase between years was the merger with Cempra in November 2017, in which we acquired $161.4 million in cash. During the year ended December 31, 2017, we also acquired $7.5 million of intangible assets—of which we have paid $5.5 million and have accrued $2.0 million—by making milestone payments in connection with the FDA approval of Baxdela. Other cash used in investing activities in both of these periods was primarily for capital expenditures for facility improvements, lab equipment, software and office furniture and equipment.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2017 and 2016, was $37.7 million and $52.3 million, respectively. During the year ended December 31, 2017, cash provided by financing activities related primarily to the issuance of convertible promissory notes totaling $24.5 million and the refinancing of our 2014 loan agreement with Hercules Growth Technologies (the “2014 Loan Agreement”), replacing it with the 2017 Loan Agreement. During the year ended December 31, 2016, cash provided by financing activities was comprised primarily of preferred stock financing of $13.6 million and the issuance of notes payable of $44.1 million, partially offset by note payments of $5.5 million.

Comparison of the Years Ended December 31, 2016 and 2015

Operating Activities

Net cash used in operating activities for the years ended December 31, 2016 and 2015, was $70.6 million and $72.6 million, respectively. For both periods presented, the primary use of cash was to fund development and discovery research activities for Melinta’s product candidates and to support our general and administrative functions. We used $2.0 million less in operations during 2016 due primarily to lower operating expenses, excluding non-cash expenses, of $8.5 million. This decrease in cash used in operations was partially offset by changes in working capital accounts year over year totaling $6.5 million.

Investing Activities

Net cash used in investing activities was $0.5 million and $0.7 million for the years ended December 31, 2016 and 2015, respectively. Net cash used in investing activities in both of these periods was primarily for capital expenditures for facility improvements, lab equipment, software and office furniture and equipment.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2106 and 2015, was $52.3 million and $92.9 million, respectively. During 2016, cash provided by financing activities related primarily to preferred stock financing of $13.6 million and the issuance of convertible notes totaling $44.1 million, which was partially offset by the payment of principal of $5.5 million under the 2014 Loan Agreement. During 2015, cash provided by financing activities was comprised primarily of preferred stock financing of $83.0 million and an additional draw of $10.0 million under our 2014 Loan Agreement.

Funding Sources and Requirements

We receive reimbursement from Menarini under our license agreement for a portion of our ongoing Phase 3 CABP clinical trial development expenses, generally within one quarter of the recognition of the expenses. Through December 31, 2017, we are entitled to total reimbursement of $13.1 million, of which we have received $9.7 million. We also receive reimbursement under our BARDA contract that we assumed in connection with the Cempra merger. In the period from the close of the merger through December 31, 2017, we incurred expenses of $0.9 million for which we are entitled to reimbursement. On March 15, 2018, we made a decision to cease enrollment in the study covered by the BARDA contract, so we expect to incur, and receive reimbursement for, related wind-down costs over the next few quarters.

In February 2018, we launched Baxdela in the United States and, in January, we acquired rights to three commercial antibiotics in connection with the acquisition of the Infectious Disease Business from Medicines. We do not expect to generate revenue from any other product candidates under development unless and until we successfully commercialize our products or enter into additional collaborative agreements with third parties.

In addition, we are exploring other partnerships and collaborations to assist with the funding of certain of our early-stage and clinical-stage research and development programs.

In connection with the IDB Transaction, we entered into the Credit Facility. The Credit Facility provides up to $240.0 million in debt and equity financing, with a term of six years. Deerfield made an initial disbursement of $147.8 million in loan financing. The lender also purchased 3,127,846 shares of Melinta common stock for $42.2 million under the Credit Facility, for a total initial financing of $190.0 million. The interest rate on the debt portion of this initial financing is 11.75%. The additional $50.0 million of debt financing is available after we have achieved certain revenue thresholds, and, if drawn, will bear an interest rate of 14.75%. Pursuant to the Credit Facility, Deerfield also acquired warrants (held by certain funds managed by Deerfield) for the purchase of 3,792,868 shares of Melinta common stock at a purchase price per share of $16.50. Under the terms of the Credit Facility, we are able to secure a revolver credit line of up to $20.0 million. Deerfield holds a first lien on all of our assets, including our intellectual property, but would hold a second lien behind a revolver for working capital accounts. The Credit Facility allows for prepayment beginning in January 2021, with prepayment penalties equal to 2% plus a percentage of annual interest at the time of prepayment ranging between 25% and 75%. The Credit Facility, while it is outstanding, will limit our ability to raise debt financing in future periods outside of the $20.0 million revolver permitted under the arrangement.

We expect to continue to incur significant losses into 2020, as we continue the development of, and seek regulatory approvals for, our product candidates, continue to advance products generated from our ESKAPE pathogen program platform and commercialize our approved products. We are also subject to the risks associated with the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business operations. Additionally, we expect to incur additional costs associated with operating as a public company and may need substantial additional funding in connection with our continuing operations, commercial, discovery and product development activities.

As discussed above, we expect our operating expenses to continue to increase for the foreseeable future and, as a result, we will need additional capital to support the working capital requirements of commercialized products and to fund further development of Melinta’s other product candidates.

We intend to use our cash and cash equivalents as follows:

•	to fund the activities supporting the commercialization efforts for our marketed products;
•

pursue additional indications and regional approvals, leveraging our robust product portfolio and  minimum 10-year market exclusivity period in the United States, including our Phase 3 trial for Baxdela for the treatment of hospital treated CABP;

•	to fund the scale-up of manufacturing operations and manufacture our commercial products to meet both commercial and clinical demand;
•	to fund research activities for preclinical product candidates, IND-enabling studies and development activities for our ESKAPE pathogen program; and
•	the remainder for working capital, selling, general and administrative expenses, future internal research and development expenses and other general corporate purposes.

In addition, we may also use a portion of our cash and cash equivalents for the acquisition of, or investment in, companies, technologies, products or assets that complement our business. In December 2014, we entered into a license agreement with a CRO to develop a Melinta molecule, radezolid, for dermatological applications. Under the terms of the agreement, development of the product is funded by the CRO. We, however, retain the right, at certain agreed-upon milestones, to co-develop or take full responsibility for the development program based on pre-determined payments to the CRO. In March 2016 and February 2017, we paid $0.9 million and $0.5 million, respectively, in milestone payments to the CRO under this agreement. Other than this agreement, we do not have any current understandings, commitments or agreements to enter into any potential acquisitions or investments.

With the Cempra and IDB transactions recently completed, we believe we are now well positioned to add both internally- and externally-developed products to our portfolio while adding minimal new costs given our infrastructure that is now in place. As such, we may selectively pursue the addition of externally-developed products to our portfolio, adding to our existing marketed products and pipeline.

Until we can generate a sufficient amount of revenue from our products, we expect to finance our future cash needs through public or private equity or debt financings, or through other sources such as potential collaboration and license agreements.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the applicable rules of the SEC.

Contractual Obligations and Commitments

The following table summarizes our minimum future cash payments due under our contractual obligations as of December 31, 2017, that will affect our future liquidity (in thousands):

Contractual Obligations(1)	2018	2019	2020	2021	2022	2023 & Thereafter	Total
Note payable(2)	$40,000	$-	$-	$-	$-	$-	$40,000
Purchase commitments(3)	22,067	2,453	26	26	12	-	24,584
Operating lease obligations(4)	1,704	1,450	1,260	770	132	-	5,316
Total contractual cash obligations	$63,771	$3,903	$1,286	$796	$144	$-	$69,900
(1)

Table excludes milestones and other contingent payments that may become due under Melinta’s license and collaboration agreements because they are payable upon the occurrence of certain future events that are not currently probable.

(2)

Represents amounts that were payable under a $40.0 million term loan agreement with Oberland Capital. Amount was refinanced in January 2018 with a $190.0 million long-term debt and equity facility. See Note 19 in Notes to Consolidated Financial Statements for additional information.

(3)

Represents amounts that will be owed for firm commitments to purchase goods or services, principally inventory. These amounts exclude purchase commitments we assumed in the acquisition of IDB on January 5, 2018, of $46,835 in 2018 and $26,139 in 2019.

(4)

Includes the minimum lease rental payments for our corporate office building in Lincolnshire, Illinois, our research and administrative facility in New Haven, Connecticut, our facilities in Chapel Hill, North Carolina, office equipment leases and vehicle leases.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during 2017, 2016 or 2015.

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

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to our determination that, due to the relatively recent closing of the reverse merger transaction with Cempra, it is impracticable to perform a comprehensive assessment that includes the identification of risks, documentation of processes, rationalization of controls, creation of a test plan that includes samples from several months and quarters, and time to assess the results. In making this determination, we have considered the timing and effects of such reverse merger transaction, which closed in November 2017 and after which, substantially all of the business of the company was that of Melinta. We further considered the integration between the two businesses, which involved substantial changes to the board and management. We will file our first assessment regarding internal control in the Annual Report on Form 10-K for the year ending December 31, 2018.

Changes in Internal Control over Financial Reporting

No change to our internal control over financial reporting occurred during the last fiscal quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a written code of ethics and business conduct that applies to our directors, executive officers and all employees. We intend to disclose any amendments to, or waivers from, our code of ethics and business conduct that are required to be publicly disclosed pursuant to rules of the SEC by filing such amendment or waiver with the SEC. This code of ethics and business conduct can be found in the corporate governance section of our website, www.melinta.com.

Executive Officers

As of March 2, 2018, our executive officers are Daniel Wechsler, our President and Chief Executive Officer, Sue Cammarata, M.D., our Chief Medical Officer, Paul Estrem, our Chief Financial Officer, and Erin Duffy, Ph.D., our Chief Scientific Officer. Information for each is provided below.

Name	Age (as of 03/02/18)	Business Experience For Last Five Years
Daniel Wechsler	50

Daniel Wechsler joined Melinta as President and Chief Executive Officer in November 2017 and is a seasoned pharmaceutical executive with more than 25 years of healthcare experience across multiple companies and geographies, and a proven record of strategic, operational and commercial success. His notable antibiotics experience includes the commercialization of Zyvox (linezolid), an antibiotic that achieved blockbuster status. Mr. Wechsler started his career with The Upjohn Company selling antibiotics and other pharmaceutical products. He subsequently led the team at Pharmacia Corporation that launched Zyvox until the company’s acquisition by Pfizer. Mr. Wechsler has held senior positions at Pfizer Inc., Schering-Plough Corporation and Merck & Co. In 2010, Mr. Wechsler joined Bausch + Lomb Incorporated as executive vice president and global president of pharmaceuticals, where he led a greater than one billion dollar global pharmaceutical business prior to the sale of the company to Valeant Pharmaceuticals for $8.7 billion. Most recently, Mr. Wechsler served as president and chief executive officer of Smile Brands, Inc. until its sale in 2016, at which time he joined Welsh, Carson, Anderson & Stowe as an operating partner. He holds a master’s degree from the University of Rochester and a bachelor’s degree from the State University of New York at Brockport.

Sue Cammarata, M.D.	61

Dr. Cammarata, current Chief Medical Officer of Melinta, has more than 20 years of clinical experience in the development, approval and launch of pharmaceuticals, including several anti-infective brands such as Cubicin (daptomycin) in the E.U., and Zyvox (linezolid) globally. Since joining Melinta in 2014, she has led the successful Phase 3 clinical development of Baxdela, which was approved by FDA in June, and is also responsible for medical affairs. Prior to joining Melinta, Dr. Cammarata served as vice president of clinical research at Shire HGT, where she was responsible for clinical development and post approval commitments for novel therapies in rare and orphan diseases. Earlier, she held several senior positions at Novartis, most recently as vice president and global program head for the company’s immunology and infectious disease franchises. In this role, she managed the integration of Chiron’s infectious disease portfolio after its acquisition by Novartis in 2006. In addition, she managed the E.U. approval process for Cubicin’s endocarditis and bacteremia indications. Before joining Novartis, Dr. Cammarata held several positions at Pharmacia Upjohn (later Pfizer, Inc.) where she was an integral member of the team that led the Phase 3 and subsequent global regulatory programs for Zyvox, a first-in-class antibiotic for gram-positive infections, including those resistant to vancomycin. Dr. Cammarata received her M.D. from Michigan State University, completed her residency in internal medicine and her fellowship in pulmonary and critical care medicine at Henry Ford Health Systems and was a pulmonary and critical care medicine specialist for several years in private practice before entering the pharmaceutical industry. Dr. Cammarata earned her B.S. in pharmacy from Purdue University.

Paul Estrem	53

Paul Estrem, current Chief Financial Officer of Melinta, has more than 27 years of financial leadership experience in the pharmaceutical industry. Prior to joining Melinta in 2013, Mr. Estrem held several senior positions at Baxter International, most recently vice president of integration for Baxter’s Medical Products, where he held a lead role in the $4 billion acquisition of Gambro and oversaw the integration of their products, facilities and employees. Earlier in his tenure, Mr. Estrem served as chief financial officer of Baxter Medical Products; chief financial officer and vice president of strategy in Baxter Medication Delivery, a division that later became Baxter Medical Products; chief financial officer of Baxter Bioscience, a specialty therapeutics division; and chief financial officer of Baxter Ltd, a subsidiary based in Tokyo, Japan. Mr. Estrem is a member of the American Institute of Certified Public Accountants and the Institute of Internal Auditors. He received an MBA from Northwestern University’s Kellogg School of Management and a B.S. in accounting from Illinois State University.

Name	Age (as of 03/02/18)	Business Experience For Last Five Years
Erin Duffy, Ph.D.	49

Dr. Duffy, current Chief Scientific Officer of Melinta, has more than 21 years of pharmaceutical research experience and has been responsible for translating Melinta’s Nobel Prize-winning ribosome technology platform into the discovery and early-stage development of novel antibiotic candidates. She joined the company in 2002 and has become one of the world’s leading experts on the structure and function of the bacterial ribosome and the interaction of antibiotics with their ribosomal targets. Dr. Duffy has led Melinta’s ESKAPE Pathogen Program from its infancy and has been instrumental in advancing the platform while also contributing to the development programs for other drug candidates. The ESKAPE Pathogen Program is Melinta’s most advanced preclinical initiative, focused on using a discrete, novel binding site within the bacterial ribosome to design and develop completely new classes of antibiotics to treat some of the deadliest multi-drug resistant gram-positive and gram-negative infections. Prior to joining Melinta, Dr. Duffy served as associate director of innovative discovery technologies at Achillion Pharmaceuticals, Inc. Dr. Duffy began her scientific career as a computational chemist with Pfizer Global Research and Development. Dr. Duffy trained at Yale University, where she received her Ph.D. in physical-organic chemistry and was a Howard Hughes postdoctoral fellow. She holds a B.S. in chemistry from Wheeling Jesuit University.

The other information required by this Item is incorporated by reference to information included in our Proxy Statement and/or Form 10-K/A, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item concerning directors and executive compensation is incorporated by reference to information included in our Proxy Statement and/or Form 10-K/A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth the indicated information as of December 31, 2017 with respect to our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(2)
Plan Category
Equity compensation plans approved by our shareholders(3)	1,647,078	$41.65	764,745
Equity compensation plans not approved by our shareholders	734,642	$11.65	-
Total	2,381,720		764,745
(1)

Represents the weighted average exercise price of outstanding stock options and is calculated without taking into account the shares of common stock subject to outstanding restricted stock units that become issuable without any cash payment required for such shares.

(2)

Includes only shares remaining available for future issuance under our 2011 Incentive Plan. No shares are reserved for future issuance under the Melinta 2011 Plan or the 2006 Stock Option and Incentive Plan, other than shares issuable upon exercise of equity awards outstanding under such plans.  In addition, the 2011 Incentive Plan contains an “evergreen” provision pursuant to which the number of shares reserved for issuance under that plan automatically increases on January 1 of each year, continuing through January 1, 2021, by 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year (unless our board of directors determines to increase the number of shares subject to the plan by a lesser amount).  The number of shares of common stock reported in this column does not include the 879,957 shares of common stock that became available for issuance as of January 1, 2018, pursuant to the evergreen provision of our 2011 Equity Incentive Plan.

(3)

Includes the 2011 Incentive Plan, the 2006 Plan and the Melinta 2011 Plan.  Of these 1,647,078 securities outstanding, there were options to purchase 1,510,078 shares of common stock and 137,000 restricted stock units.

(4)

Represents the inducement grant to Daniel Wechsler, our President and Chief Executive Officer, of an option to purchase 550,981 shares of common stock, at a strike price of $11.65 per share, and 183,661 restricted stock units. These grants were not granted under any of the stock plans.

The other information required by this Item is incorporated by reference to information included in our Proxy Statement and/or Form 10-K/A.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to information included in our Proxy Statement and/or Form 10-K/A.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to information included in our Proxy Statement and/or Form 10-K/A.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits. The following exhibits are included herein or incorporated herein by reference:

Exhibit No.	Description	Form	Dated	Exhibit Number	Filed Herewith
1.1	Sales Agreement, dated May 6, 2016, between Cempra, Inc. and Cowen and Company, LLC	8-K	05/06/2016	1.1
2.1	Form of Plan of Conversion of Cempra Holdings, LLC.	S-1	10/12/2011	2.1
2.2	Agreement and Plan of Merger and Reorganization, dated as of August 8, 2017, among Cempra, Inc., Castle Acquisition Corp. and Melinta Therapeutics, Inc.	8-K	8/10/2017	2.1
2.3	Agreement and Plan of Merger among the Medicines Company, Boxford Subsidiary Corporation, and Targanta Therapeutics Corporation, dated as of January 12, 2009	8-K (Filed by the Medicines Company)	1/14/2009	2.1
2.4	Agreement and Plan of Merger, dated December 3, 2013, by and among the Medicines Company, Rempex Pharmaceuticals, Inc., Ravioli Acquisition Corp. and Fortis Advisors LLC	8-K (Filed by the Medicines Company)	12/6/2014	2.1
2.5	Purchase and Sale Agreement, dated as of November 28, 2017, by and between The Medicines Company and Melinta Therapeutics, Inc.	8-K	12/1/2017	2.1
3.1	Certificate of Incorporation of Melinta Therapeutics, Inc. f/k/a Cempra, Inc.	S-1/A	1/13/2012	3.1
3.2	Amendment to Certificate of Incorporation of Melinta Therapeutics, Inc. f/k/a Cempra, Inc. (Reverse Stock Split)	8-K	11/3/2017	3.1

Exhibit No.		Description	Form	Dated	Exhibit Number	Filed Herewith
3.3		Amendment to Certificate of Incorporation of Melinta Therapeutics, Inc. f/k/a Cempra, Inc. (Name Change)	8-K	11/3/2017	3.2
3.4		Amended and Restated Bylaws of Melinta Therapeutics, Inc. f/k/a Cempra, Inc.	8-K	11/3/2017	3.3
4.1		Specimen of Common Stock Certificate of Melinta Therapeutics, Inc. (f/k/a Cempra, Inc.)	S-1/A	11/22/2011	4.1
4.2		Registration Rights Agreement, dated as of November 3, 2017, by and among the Company, Vatera and the other stockholders party thereto	8-K	11/3/2017	10.1
4.3		Registration Rights Agreement, dated as of January 5, 2018, between Melinta Therapeutics, Inc. and The Medicines Company	8-K	1/9/2018	4.1
4.4		Registration Rights Agreement, dated as of January 5, 2018, between Melinta Therapeutics, Inc. and Deerfield Private Design Fund IV, L.P., Deerfield Private Design Fund III, L.P., and Deerfield Special Situations Fund, L.P.	8-K	1/9/2018	4.2
4.5		Warrant W-1 to purchase shares of common stock issued to Deerfield Private Design Fund IV, L.P., dated January 5, 2018	8-K	1/9/2018	4.3
4.6		Warrant W-2 to purchase shares of common stock issued to Deerfield Private Design Fund III, L.P., dated January 5, 2018	8-K	1/9/2018	4.4
4.7		Warrant W-3 to purchase shares of common stock issued to Deerfield Special Situations Fund, L.P., dated January 5, 2018	8-K	1/9/2018	4.5
4.8		Warrant Agreement to purchase shares of common stock issued to Hercules Technology Growth Capital, Inc.	8-K	3/14/2018	4.1
4.9		Voting and Lock-up Agreement, dated as of August 8, 2017, by and among the Company, Vatera and the other Company stockholders party thereto	14A	10/5/2017	Annex D-2
10.1	*	License and supply agreement dated November 30, 2010 by and between Melinta Therapeutics, Inc. and CyDex Pharmaceuticals, Inc. (a wholly owned subsidiary of Ligand Pharmaceuticals Incorporated).	8-K	3/14/2018	10.17
10.2		Securities Purchase Agreement, dated January 5, 2018, between Melinta Therapeutics, Inc. and Deerfield Private Design Fund IV, L.P., Deerfield Private Design Fund III, L.P., and Deerfield Special Situations Fund, L.P.	8-K	1/9/2018	10.1

Exhibit No.		Description	Form	Dated	Exhibit Number	Filed Herewith
10.3		Facility Agreement, dated as of January 5, 2018, by and among Melinta Therapeutics, Inc., the other loan parties thereto, and Cortland Capital Market Services LLC, as Agent. (Deerfield Facility Agreement)	8-K	1/9/2018	10.2
10.4		Royalty Agreement, dated January 5, 2018, between Melinta Therapeutics, Inc. and Deerfield Private Design Fund IV, L.P., Deerfield Private Design Fund III, L.P., and Deerfield Special Situations Fund, L.P.	8-K	1/9/2018	10.3
10.5	+	Melinta Therapeutics, Inc. 2011 Equity Incentive Plan, as amended.	S-8	11/13/2017	99.1
10.6	+	Form of Stock Option Agreement Granted Under the 2011 Equity Incentive Plan, as amended.	S-8	11/13/2017	99.2
10.7	+	Cempra, Inc. Sixth Amended and Restated 2006 Stock Plan.	S-1/A	1/13/2012	10.2
10.8	+	Cempra, Inc. 2011 Equity Incentive Plan, as amended May 23, 2013.	10-Q	7/31/2013	10.3
10.9	+	Cempra, Inc. 2011 Equity Incentive Plan, as amended May 21, 2015, and Form of Stock Option Agreement thereunder.	S-1/A	1/13/2012	10.3
10.10	+	Amendment No. 1 to the Cempra, Inc. 2011 Equity Incentive Plan, as amended May 21, 2015.	8-K	3/14/2018	10.1
10.11	+	Change in Control Severance Agreement, dated June 26, 2017, by and between Cempra, Inc. and David S. Zaccardelli, Pharm.D.	8-K	6/28/2017	10.1
10.12	+	Retirement and Consulting Agreement, dated December 9, 2016, by and between Cempra, Inc. and Prabhavathi Fernandes.	10-K	2/28/2017	10.40
10.13	+	Employment Agreement, dated October 30, 2017, by and between Melinta Therapeutics, Inc. and Daniel Mark Wechsler.	8-K	11/03/2017	10.5
10.14	+	Employment Inducement Stock Option Agreement with Daniel Mark Wechsler.	S-8	11/13/2017	99.3
10.15	+	Employment Inducement Restricted Stock Unit Agreement with Daniel Mark Wechsler.	S-8	11/13/2017	99.4
10.16	+	Letter Agreement, dated November 8, 2013, as amended, by and between Melinta Therapeutics, Inc. and Paul Estrem, as amended and restated on August 28, 2015.	8-K	3/14/2018	10.2
10.17	+	Amended and Restated Severance Agreement, dated August 29, 2017, by and between Melinta Therapeutics, Inc. and Paul Estrem.	8-K	3/14/2018	10.3

Exhibit No.		Description	Form	Dated	Exhibit Number	Filed Herewith
10.18	+	Employee Noncompetition, Nondisclosure and Developments Agreement, dated November 9, 2013, by and between Melinta Therapeutics, Inc. and Paul Estrem.	8-K	3/14/2018	10.4
10.19	+	Letter Agreement, dated November 18, 2013, by and between Melinta Therapeutics, Inc. and Sue Cammarata.	8-K	3/14/2018	10.5
10.20	+	Amended and Restated Severance Agreement, dated August 29, 2017, by and between Melinta Therapeutics, Inc. and Sue Cammarata.	8-K	3/14/2018	10.6
10.21	+	Employee Noncompetition, Nondisclosure and Developments Agreement, dated November 18, 2013, by and between Melinta Therapeutics, Inc. and Sue Cammarata.	8-K	3/14/2018	10.7
10.22	+	Letter Agreement, dated as of December 2, 2001, by and between Melinta Therapeutics, Inc. and Erin Duffy.	8-K	3/14/2018	10.8
10.23	+	Amended and Restated Severance Agreement, dated August 29, 2017, by and between Melinta Therapeutics, Inc. and Erin Duffy.	8-K	3/14/2018	10.9
10.24	+	Employee Noncompetition, Nondisclosure and Developments Agreement, dated January 9, 2001, by and between Melinta Therapeutics, Inc. and Erin Duffy.	8-K	3/14/2018	10.10
10.25	+	Letter Agreement, dated as of February 5, 2016, by and between Melinta Therapeutics, Inc. and John Temperato.	8-K	3/14/2018	10.11
10.26	+	Amended and Restated Severance Agreement, dated August 29, 2017, by and between Melinta Therapeutics, Inc. and John Temperato.	8-K	3/14/2018	10.13
10.27	+	Employee Noncompetition, Nondisclosure and Developments Agreement, dated as of February 16, 2016, by and between Melinta Therapeutics, Inc. and John Temperato.	8-K	3/14/2018	10.12
10.28	+	Separation and Release Agreement, dated as of December 28, 2017, by and between Melinta Therapeutics, Inc. and John Temperato.	8-K	3/14/2018	10.16
10.29	+	Form of indemnification agreement by and between Melinta Therapeutics, Inc. and its directors.	8-K	11/3/2017	10.2
10.30	+	Form of Amended and Restated Indemnification Agreement by and between Melinta Therapeutics, Inc. and its directors	8-K	11/3/2017	10.3

Exhibit No.		Description	Form	Dated	Exhibit Number	Filed Herewith
10.31	+	Form of indemnification agreement by and between Melinta Therapeutics, Inc. and its directors	8-K	11/3/217	10.4
10.32		License Agreement, dated December 23, 2005 by and between Targanta Therapeutics Corporation (as successor to InterMune, Inc.) and Eli Lilly and Company	S-1 (Filed by the Medicines Company)	3/11/2007	10.11
10.33		Amendment to the License Agreement, dated as of January 6, 2009, by and between Eli Lilly and Company and Targanta Therapeutics Corporation	8-K	3/14/2018	10.18
10.34		Exclusive License and Development Agreement by and between Cempra Pharmaceuticals, Inc. and Toyama Chemical Co., Ltd., dated May 8, 2013.	10-Q	7/31/2013	10.13
10.35		Supply Agreement by and between Cempra Pharmaceuticals, Inc. and Toyama Chemical Co., Ltd., dated May 8, 2013.	10-Q	7/31/2013	10.14
10.36		Amendment No. 1, effective as of September 26, 2013 to Exclusive License And Development Agreement by and between Cempra Pharmaceuticals, Inc. and Toyama Chemical Co., Ltd, dated May 8, 2013.	10-Q	10/29/2013	10.19
10.37		API Manufacturing and Supply Agreement, entered into January 18, 2016, by and between Cempra, Inc. and FUJIFILM Finechemicals Co., Ltd.	10-K	02/25/2016	10.35
10.38	*	Amended and Restated License Agreement, dated May 1, 2017, between the Company and Wakunaga Pharmaceutical Co. Ltd.	8-K	3/14/2018	10.14
10.39		Patheon Master Manufacturing Services Agreement, dated July 20, 2016, by and between the Company and Patheon UK Limited.	8-K	3/14/2018	10.15
10.40		Contract by and between Cempra, Inc. and the Biomedical Advanced Research and Development Authority, dated May 24, 2013.	10-Q	7/31/2013	10.15
10.41		Development and Supply Agreement by and between Cempra Pharmaceuticals, Inc. and Hospira Worldwide, Inc. effective as of July 1, 2013.	10-Q/A	11/8/2013	10.18
10.42		Amendment, dated November 13, 2014, to Contract by and between Cempra Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Agency, dated May 24, 2013.	10-K	2/29/2015	10.27

Exhibit No.	Description	Form	Dated	Exhibit Number	Filed Herewith
10.43	Amendment, dated February 29, 2016, to Contract by and between Cempra Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Agency, dated May 24, 2013, as amended.	10-Q	05/02/2016	10.36
10.44	Amendment, dated September 26, 2016, to contract by and between Cempra Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Agency, dated May 24, 2013, as amended.	10-Q	10/27/2016	10.1
10.45	Manufacturing Services Agreement, dated March 30, 2011, between registrant and Patheon International A.G.	10-Q (Filed by the Medicines Company)	11/9/2011	10.1
10.46	Contingent Payment Rights Agreement dated February 25, 2009 between the Medicines Company and American Stock Transfer & Trust Company	8-K (filed by the Medicines Company)	3/2/2009	99.1
21.1	List of subsidiaries of Melinta Therapeutics, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101

The following financial statements and notes from the Melinta Therapeutics, Inc. Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 16, 2018, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Shareholders Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

					X
*

The Company has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

+	The exhibit contains a management contract, compensatory plan or arrangement which is required to be identified in this report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MELINTA THERAPEUTICS, INC.

By:	/s/ Daniel Mark Wechsler
Daniel Mark Wechsler Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant and on the dates indicated.

Signature	Title	Date
/s/ Daniel Mark Wechsler	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2018
Daniel Mark Wechsler
/s/ Paul Estrem	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2018
Paul Estrem
/s/ Kevin T. Ferro	Chairman of the Board	March 16, 2018
Kevin T. Ferro
/s/ James J. Galeota, Jr.	Director	March 16, 2018
James J. Galeota, Jr.
/s/ Cecilia Gonzalo	Director	March 16, 2018
Cecilia Gonzalo
/s/ David N. Gill	Director	March 16, 2018
David N. Gill
/s/ John H. Johnson	Director	March 16, 2018
John H. Johnson
/s/ Thomas P. Koestler	Director	March 16, 2018
Thomas P. Koestler
/s/ Garheng Kong	Director	March 16, 2018
Garheng Kong
/s/ David Zaccardelli	Director	March 16, 2018
David Zaccardelli

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

MELINTA THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Melinta Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Melinta Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and their need to obtain additional capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 15, 2018

We have served as the Company's auditor since 2014.

MELINTA THERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2017	2016
Assets
Cash and equivalents	$128,387	$11,409
Receivables (See Note 4)	7,564	454
Inventory	10,825	-
Prepaid expenses and other current assets	2,988	3,226
Total current assets	149,764	15,089
Property and equipment, net	1,596	1,101
Intangible assets	7,500	-
Other assets (including restricted cash of $200)	1,413	444
Total assets	$160,273	$16,634
Liabilities
Current liabilities
Accounts payable	$7,405	$5,136
Accrued expenses (See Note 4)	24,041	6,360
Notes payable, net	-	11,075
Accrued interest on notes payable	284	174
Preferred stock warrants	-	674
Total current liabilities	31,730	23,419
Long-term liabilities
Notes payable, net of current notes payable and debt discount	39,555	12,647
Convertible promissory notes (See Note 5)	-	45,127
Deferred revenue	10,008	9,008
Accrued notes payable exit fee	-	1,050
Other long-term liabilities	6,644	491
Total long-term liabilities	56,207	68,323
Total liabilities	$87,937	$91,742
Commitments and Contingencies (Notes 8 and 15)
Convertible Preferred Stock
Series 1 Convertible Preferred Stock, $0.01 par value; liquidation preference of $18,822 as of December 31, 2016	-	1,433
Series 2-A Convertible Preferred Stock, $0.01 par value; liquidation preference of $25,683 as of December 31, 2016	-	17,027
Series 2-B Convertible Preferred Stock, $0.01 par value; liquidation preference of $112,254 as of December 31, 2016	-	49,038
Series 3 Convertible Preferred Stock, $0.01 par value; liquidation preference of $84,863 as of December 31, 2016	-	71,125
Series 3-B Convertible Preferred Stock, $0.01 par value; liquidation preference of $16,326 as of December 31, 2016	-	5,991
Series 4 Convertible Preferred Stock, $0.01 par value; liquidation preference of $78,405 as of December 31, 2016	-	73,729
Total convertible preferred stock	-	218,343
Shareholders' Equity (Deficit)
Preferred stock; $.001 par value; 5,000,000 shares and none authorized; no shares issued or outstanding at December 31, 2017 and December 31, 2016	-	-
Ordinary shares; $.001 par value; none and 8,015,000 shares authorized; none and 26,599 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	-	-
Common stock; $.001 par value; 80,000,000 shares and none authorized; 21,998,942 and none issued and outstanding at December 31, 2017 and December 31, 2016, respectively	22	-
Additional paid-in capital	644,973	220,292
Accumulated deficit	(572,659)	(513,743)
Total shareholders’ equity (deficit)	$72,336	$(293,451)
Total liabilities and shareholders’ equity	$160,273	$16,634

The accompanying notes are an integral part of these consolidated financial statements melinta therapeutics, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Years Ended December 31,
	2017	2016	2015
Revenue
Contract research	$13,959	$-	$-
License	19,905	-	-
Total revenue	33,864	-	-
Operating expenses
Research and development	49,475	49,791	62,788
Selling, general and administrative	63,325	19,410	14,159
Total costs and expenses	112,800	69,201	76,947
Loss from operations	(78,936)	(69,201)	(76,947)
Other income (expenses)
Interest income	155	30	31
Interest expense	(3,608)	(3,390)	(3,160)
Interest expense on convertible promissory notes (See Note 7)	(4,016)	(1,016)	-
Change in fair value of tranche assets and liabilities	-	(1,313)	(2,727)
Change in fair value of warrant liability	335	781	42
Loss on extinguishment of debt	(607)	-	-
Adjustment to liability for potential royalties	-	-	3,978
Other income and expense	98	177	107
Bargain purchase gain	27,663	-	-
Other income (expense), net	20,020	(4,731)	(1,729)
Net loss	$(58,916)	$(73,932)	$(78,676)
Accretion of convertible preferred stock dividends	(19,259)	(21,117)	(16,248)
Net loss available to common shareholders	(78,175)	(95,049)	(94,924)
Basic and diluted net loss per share	$(21.86)	$(4,119.67)	$(26,171.49)
Basic and diluted weighted average shares outstanding	3,576,846	23,072	3,627

The accompanying notes are an integral part of these consolidated financial statements

MELINTA THERAPEUTICS, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

					Additional		Total
	Ordinary Shares		Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2014	1,575	$-	-	$-	$215,562	$(361,135)	$(145,573)
Share-based compensation	-	-	-	-	1,785	-	1,785
Common stock forfeitures	(1)	-	-	-	-	-	-
Stock option exercises	21,403	-	-	-	365	-	365
Net loss	-	-	-	-	-	(78,676)	(78,676)
Balance as of December 31, 2015	22,977	$-	-	$-	$217,712	$(439,811)	$(222,099)
Share-based compensation	-	-	-	-	2,515	-	2,515
Common stock forfeitures	(5)	-	-	-	-	-	-
Stock option exercises	3,627	-	-	-	65	-	65
Net loss	-	-	-	-	-	(73,932)	(73,932)
Balance as of December 31, 2016	26,599	$-	-	$-	$220,292	$(513,743)	$(293,451)
Share-based compensation					6,450		6,450
Stock repurchase	(44)	-	-	-	1,123	-	1,123
Issuance of common shares upon exercise of options and warrants	2	-	863	-	88	-	88
Vesting of restricted stock grants	-	-	62,000	-	-	-	-
Conversion of Convertible Preferred Stock, Debt & Warrants into Common Stock	-	-	11,433,611	11	291,217	-	291,228
Acquisition of Cempra, Inc.	(26,557)	-	10,502,468	11	125,803	-	125,814
Net loss						(58,916)	(58,916)
Balance as of December 31, 2017	-	$-	21,998,942	$22	$644,973	$(572,659)	$72,336

The accompanying notes are an integral part of these consolidated financial statements

MELINTA THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(58,916)	$(73,932)	$(78,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	451	497	624
Bargain purchase gain	(27,663)	-	-
Adjustments to liability for potential royalties	-	-	(3,971)
Change in fair value of tranche assets and liabilities	-	1,313	2,721
Non-cash interest expense	5,091	2,010	1,441
Share-based compensation	6,450	2,515	1,785
Change in fair value of warrant liability	(335)	(781)	(42)
Loss on extinguishment of debt	607	-	-
Write off of deferred equity finance costs	-	969	-
Asset impairment	-	-	231
Other	70	-	12
Changes in operating assets and liabilities:
Receivables	(3,140)	43	(228)
Inventory	(10,825)	-	-
Prepaid expenses and other current assets	600	(1,461)	458
Accounts payable	(1,269)	(21)	(2,874)
Accrued expenses	12,014	(1,840)	(2,418)
Accrued interest on notes payable	110	(14)	119
Deferred revenues	1,000	-	9,008
Other non-current assets and liabilities	157	122	(744)
Net cash used in operating activities	(75,598)	(70,580)	(72,554)
Investing activities
Cash acquired in merger with Cempra, Inc.	161,410	-	-
Purchases of intangible assets	(5,500)	-	-
Purchases of property and equipment	(849)	(463)	(688)
Net cash provided by (used in) investing activities	155,061	(463)	(688)
Financing activities
Proceeds from the issuance of convertible preferred stock	-	13,625	82,991
Payment of preferred stock issuance costs	-	(9)	(92)
Proceeds from the issuance of notes payable, net of issuance costs	38,844	44,111	10,000
Proceeds from the issuance of convertible promissory notes	24,526	-	-
Proceeds from the exercise of stock options, net of cancellations	88	65	365
Deferred stock issuance costs		-	(405)
Repayment of notes payable	(24,503)	(5,498)	-
Payment of debt extinguishment fees	(1,240)	-	-
Net cash provided by financing activities	37,715	52,294	92,859
Net change in cash and equivalents	117,178	(18,749)	19,617
Cash, cash equivalents and restricted cash at beginning of the period	11,409	30,158	10,541
Cash, cash equivalents and restricted cash at end of the period (See Note 4)	$128,587	$11,409	$30,158
Supplemental cash flow information
Cash paid for interest	$2,326	$2,411	$1,600
Cash received from exchange of state tax credits, net	$283	$207	$-
Non-cash investing and financing activities
Accrued notes payable exit fee	$-	$-	$175
Accrued purchases of intangibles and fixed assets	$2,155	$12	$135
Accrued deferred stock issuance costs	$-	$475	$559

The accompanying notes are an integral part of these consolidated financial statements

MELINTA THERAPEUTICS, INC.

December 31, 2017

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 1 – NATURE OF THE BUSINESS

Melinta Therapeutics, Inc. (the “Company,” “we,” “us,” “our,” or “Melinta”, previously known as Cempra, Inc.) is the successor entity of Cempra Pharmaceuticals, Inc. which was incorporated on November 18, 2005, and commenced operations in January 2006. Melinta is headquartered in New Haven, Connecticut, with locations in Lincolnshire, Illinois and Chapel Hill, North Carolina. We are a commercial-stage pharmaceutical company focused on discovering, developing and commercializing differentiated anti-infectives for the acute care and community settings to meet critical medical needs in the treatment of bacterial infectious diseases.

On June 19, 2017, Baxdela was approved by the United States Food and Drug Administration (“FDA”). The commercial launch of Baxdela occurred in February 2018. Baxdela is being sold for the treatment of acute bacterial skin and skin structure infections (“ABSSSI”). Melinta is also investigating Baxdela as a treatment for community acquired bacterial pneumonia (“CABP”). We also have a proprietary drug discovery platform, enabling a unique understanding of how antibiotics combat infection and have generated a pipeline spanning multiple phases of research and clinical development.

On November 3, 2017, Melinta completed a merger transaction with Cempra, Inc. (“Cempra”) in an all-stock transaction whereby immediately following the transaction Cempra’s shareholders owned approximately 48% and Melinta’s shareholders owned approximately 52% of the combined company, respectively (see Note 3). As a result, Cempra issued approximately 11.4 million shares of common stock to the stockholders of Melinta in exchange for their common shares of Melinta. The combined company was renamed Melinta Therapeutics, Inc. following the merger. As discussed in Note 3, Melinta was identified as the acquirer for accounting purposes. The Company’s financial statement presentation reflects the business of Melinta for period prior to November 3, 2017, and the combined results of operations of Melinta and Cempra for the period thereafter. All share and earnings per share data presented in this Annual Report on Form 10-K have been adjusted to reflect the exchange ratio in the merger.

On January 5, 2018, we acquired the Infectious Disease Businesses (“IDB”) from the Medicines Company (“Medicines”), including the capital stock of certain subsidiaries of Medicines and certain assets related to its infectious disease business, including the pharmaceutical products containing (i) meropenem and vaborbactam as the active pharmaceutical ingredient and distributed under the brand name Vabomere™ (“Vabomere”), (ii) oritavancin as the active pharmaceutical ingredient and distributed under the brand name Orbactiv®  (“Orbactiv”) and (iii) minocycline as the active pharmaceutical ingredient and distributed under the brand name Minocin® for Injection (“Minocin”) and line extensions of such products. After closing the acquisition, our product portfolio consists of these products and Baxdela™. Further information relating to this transaction, including the related financings transactions, is included in Note 19.

Prior to the merger, we were privately held and we were financed principally through a series of preferred stock financings, debt, convertible notes and proceeds from licensing and collaboration agreements. All preferred stock and convertible notes were converted in conjunction with the merger. See Note 5 for further discussion of the debt and Note 10 for further discussion of the preferred stock.

Since the merger with Cempra, Inc. on November 3, 2017, we have been publicly traded; our stock is traded on the NASDAQ market under the symbol “MLNT.”

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We are not currently generating revenue from operations that is significant relative to its level of operating expenses and do not anticipate generating revenue sufficient to offset operating costs in the short-term to mid-term. We have financed our operations to date principally through the sale of equity securities, debt financing and licensing and collaboration arrangements.

We have incurred losses from operations since our inception and had an accumulated deficit of $572,659 as of December 31, 2017. We expect to incur substantial expenses and further losses in the foreseeable future for the research, development, and commercialization of our product candidates and approved products. As a result, we will need to fund our operations through public or private equity offerings, debt financings, or corporate collaborations and licensing arrangements. We have concluded it is not yet probable that our current operating plans, existing cash and cash collections from existing revenue arrangements and product sales will be sufficient to fund our operations for the next twelve months.

Management is currently pursuing various funding options, including seeking additional equity or debt financing and grants, as well as a strategic collaboration or partnership to obtain additional funding or expand its product offerings. While the recent acquisition of IDB from The Medicines Company does provide us with incremental revenues, the cost to further develop and commercialize Baxdela and to support the IDB products is expected to significantly exceed revenues for at least the next twelve months. While there can be no assurance that we will be successful in our efforts, we have a strong history of raising equity financing to fund our development activities. Should we be unable to obtain adequate financing on reasonable terms in the near term, the Company’s business, result of operations, liquidity and financial condition would be materially and negatively affected, and we would be unable to continue as a going concern. Additionally, there can be no assurance that, assuming we are able to strengthen our cash position, we will achieve sufficient revenue or profitable operations to continue as a going concern. Our history of operating losses, limited cash resources and lack of certainty regarding obtaining significant financing or timing thereof, raise substantial doubt about our ability to continue as a going concern absent a strengthening of our cash position. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts and results of operations of Melinta and its wholly-owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation. We combined two captions within Interest and other Income, Net from the prior years’ consolidated financial statements to conform to the 2017 presentation—“State tax exchange credit” and ‘Foreign exchange loss” are classified as “Other Income” on the Consolidated Statements of Operations.

Use of Estimates—The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents—We consider all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents. We invest excess cash primarily in money market funds.

Restricted Cash—In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Restricted Cash, which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. The ASU states that an entity (1) should include amounts deemed to be restricted cash in its cash and cash-equivalent balances in the statement of cash flows; (2) should present a reconciliation between the statement of financial position and statement of cash flows when the statement of financial position includes more than one line item for cash or cash equivalents; (3) must not present changes in restricted cash that result from transfers between unrestricted and restricted cash as cash flow activities in the statement of cash flows; and (4) must disclose information about material amounts of restricted cash. ASU 2016-18 is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods, but allows for early adoption. We adopted this guidance retrospectively as of January 1, 2017. Prior to 2017, we did not have any restricted cash balances. Accordingly, there was no retrospective impact from the adoption of this standard. See Note 4 for further details.

Concentration of Credit Risk—Concentration of credit risk exists with respect to cash and cash equivalents. We maintain our cash and cash equivalents with federally insured financial institutions, and at times, the amounts may exceed the federally insured deposit limits. To date, we have not experienced any losses on our deposits of cash and cash equivalents. Management believes that we are not exposed to significant credit risk due to the financial position of the depository institutions in which deposits are held.

Receivables—Receivables consist primarily of amounts billed and amounts earned but unbilled under our licensing agreements and, as of November 3, 2017, our contract with the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (“BARDA”). Receivables under the BARDA contract are recorded as qualifying research activities are conducted and invoices from our vendors are received. Unbilled receivables are also recorded based upon work estimated to be complete for which we have not received vendor invoices.  We carry our accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable for collectability. We have not recorded an allowance for doubtful accounts as management believes all receivables are fully collectible.

Inventory—Inventory is stated at the lower of cost or estimated net realizable value. Inventory is valued on a first-in, first-out basis and consists primarily of third-party manufacturing costs, overhead and related transportation costs. We capitalize inventory upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed. We review inventories on hand at least quarterly and records provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. As of December 31, 2017, we had recorded no reserves for our inventory.

As of December 31, 2017, inventory on our balance sheet represented the cost of certain raw material, work-in-process and finish goods inventory that we incurred after the FDA approval of Baxdela on June 19, 2017. At December 31, 2017, we had incurred other costs for manufacturing this inventory; however, such costs were incurred prior to the FDA approval of Baxdela and, therefore, were recognized as research and development expense in earlier periods. Consequently, profit margins reported from the initial sales of Baxdela will not be representative of margins we expect to achieve after the first commercial batches of inventory are consumed. Costs of drug product to be consumed in any current or future clinical trials will continue to be recognized as research and development expense.

Intangible Assets— Our intangible assets consisted of intellectual property rights acquired for currently approved products (“amortized intangibles”). All of our intangible assets were recorded in connection with post-approval milestones payable under our license agreements. We amortize these intangible assets over their estimated useful lives, which correlates with the period of time over which the intangible assets are estimated to contribute to future cash flows. We amortize finite-lived intangible assets using the straight-line method.

We will recognize amortization for our intangible assets over a period of approximately 10 years, commencing with the launch of Baxdela in 2018.  For each of the years ending December 31, 2018 through December 31, 2022, we expect to recognize amortization expense of $789, with approximately $3,555 to be recognized thereafter.

Fair Value of Financial Instruments—The carrying amounts of our financial instruments, which include cash and cash equivalents, tax credit and other receivables, accounts payable, accrued expenses, notes payable, and preferred stock warrants, approximated their fair values at December 31, 2017 and 2016.

Debt Issuance Costs—Debt issuance costs represent legal and other direct costs incurred in connection with our notes payable. These costs were either recorded as debt issuance costs in the balance sheets at the time they were incurred, or as a contra-liability included in the notes payable line item, and amortized as a non-cash component of interest expense using the effective interest method over the term of the note payable, or they are accreted over the estimated term of the underlying debt.

Property and Equipment—Property and equipment are recorded at cost less accumulated depreciation and are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the shorter of their useful lives or the remaining term of the lease. Major improvements are capitalized, while repair and maintenance costs, which do not improve or extend the useful lives of the respective assets, are expensed as incurred. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the balance sheets and any resulting gain or loss is credited or charged to income.

Depreciation periods for our property and equipment are as follows:

Type	Period
Laboratory equipment	5 years
Furniture and fixtures	5 years
Office equipment	3 years
Leasehold improvements	Shorter of useful life or lease life
Purchased software	3 years

Impairment of Long-Lived Assets—Long-lived assets consist primarily of property and equipment of $1,596 and intangible assets of $7,500 related to certain milestone payments to certain licensee partners associated with the approval of Baxdela.  See Note 8 for further information. These definite-lived intangible assets are amortized to cost of goods sold over the remaining exclusivity period of Baxdela which, at December 31, 2017, is slightly less than 10 years.  Our definite lived intangible assets are amortized over a straight-line basis as it approximates the best estimate of the use pattern of the assets. We will record impairment losses on long-lived assets used in operations when events and circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. We have not recorded any significant impairment charges to date with respect to our long-lived assets.

Revenue Recognition—We recognize revenue under Accounting Standards Codification (“ASC”) 605, Revenue Recognition. Our revenue arrangements consist of licensing and collaboration revenue related to non-refundable upfront fees, reimbursement of research and development expenses, milestone payments and royalties on future product sales by the licensee. Revenue is recognized when the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.

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

Milestone payments are recognized when earned, provided that the milestone event is substantive and there is no ongoing performance obligation related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment is non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved to achieve the milestone; and the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement, and the related risk associated with the achievement of the milestone. Contingent-based payments we may receive under a license agreement will be recognized when received.

See Note 8 for discussion related to deferred revenues of $10,008 recognized under our licensing agreement signed in 2017.

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers (Topic 606). This pronouncement outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the guidance is that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The original guidance was effective for annual reporting periods beginning after December 15, 2016. However, in July 2015, the FASB agreed to delay the effective date by one year, with early adoption permitted, but not before the original effective date of the standard. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance.

We will adopt this standard in the first quarter of the year ending December 31, 2018 using the modified retrospective method. Under this method, we will recognize the cumulative effect of adoption as an adjustment to retained earnings at the date of the initial application (i.e., January 1, 2018). We have elected to apply the new standard to contracts with customers that are not completed as of the date of initial application. Topic 606 (as amended by ASU 2016-12) defines a completed contract as “a contract for which the entity has transferred all of the goods or services identified in accordance with revenue guidance that is in effect before the date of initial application.”

For the three years in the period ended December 31, 2017, substantially all of our revenue was related to licensing and contract research arrangements related to our Baxdela product. We continue to evaluate whether the standard will impact the timing of revenue recognition from these arrangements. To date, we (1) have performed an initial assessment of our revenue streams; (2) have completed an inventory of all contracts which will be outstanding as of January 1, 2018; and (3) are in the process of applying the five-step model to those revenue streams and contracts to evaluate the quantitative and qualitative impacts the new standard will have on our business and reported revenues. During the three year period ended December 31, 2017, we did not recognize any revenue from product sales. All of our product revenue from Baxdela and the acquired products will be recognized under the new standard. We will provide expanded footnote disclosure related to revenue recognition consistent with ASU 2014-09 in our Quarterly Report on Form 10-Q for the period ending March 31, 2018.

Research and Development Costs—Research and development costs are expensed as incurred and primarily include:

•	employee-related expenses, which include salaries, benefits, travel and share-based compensation expense;
•

fees paid to consultants and clinical research organizations (“CROs”) in connection with our pre-clinical and clinical trials, and other related clinical trial costs, such as for investigator grants, patient screening, laboratory work and statistical compilation and analysis;

•

costs related to acquiring and manufacturing clinical trial materials and costs for developing additional manufacturing sources for and the manufacture of pre-approval inventory of our drugs under development;

•	costs related to compliance with regulatory requirements;
•	consulting fees paid to third parties related to non-clinical research and development;
•	research and laboratory supplies and facility costs; and
•	license, research and milestone payments related to licensed technologies while the related drug is in development.

Patent Costs—All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed to selling, general and administrative expenses as incurred, as recoverability of such expenses is uncertain.

Stock-Based Compensation— We account for share-based compensation following the provisions of ASC 718. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the individual grants, which is generally the vesting period, based on the estimated grant-date fair values. Stock options granted to employees typically vest over four years from the grant date and expire after 10 years. Stock options granted to non-employees are subject to periodic revaluation over their vesting terms. As a result, the charge to operations for non-employee options with vesting is affected each reporting period by changes in the fair value of the stock options.

We have three active stock-based compensation plans, known as the sixth Amended and Restated 2006 Stock Plan (the “2006 Plan”), the 2011 Equity Incentive Plan (the “2011 Incentive Plan”) and the Melinta 2011 Equity Incentive Plan (the “Melinta 2011 Plan”). Under these plans, restricted stock, stock options and other stock-related awards may be granted to our directors, officers, employees and consultants. Stock options are granted at exercise prices not less than the estimated or actual fair market value of our common stock at the date of grant.

We utilize the Black-Scholes option-pricing model for determining the estimated fair value of awards. Key inputs and assumptions include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, estimated fair value of our common stock, and exercise price. Many of the assumptions require significant judgment and any changes could have a material impact in the determination of stock-based compensation expense. We do not estimate forfeitures when recognizing compensation expense; instead, we recognize forfeitures as they occur.

Comprehensive Loss—Comprehensive loss is equal to net loss as presented in the accompanying statements of operations.

Preferred Stock Warrants—In connection with a loan and security agreement (“2014 Loan Agreement”) entered into during 2014, we issued preferred stock warrants. Prior to the merger with Cempra in November 2017, we accounted for the freestanding warrants to purchase shares of convertible preferred stock at fair value as liabilities in the balance sheet, as such warrants provided the holders with “down-round” protection, could be settled on a net basis, and were related to convertible preferred stock classified outside of shareholders’ equity (deficit). The preferred stock warrants were subject to remeasurement using a Black-Scholes option-pricing model at each respective balance sheet date, with changes in the fair value recorded as other income or expense in the statements of operations. The preferred stock warrants were converted into warrants to purchase Melinta common stock in conjunction with the merger with Cempra on November 3, 2017, at which time the carrying value of the warrants was reclassified to additional paid-in capital within shareholders’ equity (deficit).

Income Taxes—We utilize the asset and liability method of accounting for income taxes, as set forth in ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized.

We have recorded a full valuation allowance against deferred tax assets at each balance sheet date presented. Based on the available evidence, we do not believe that it is more likely than not that it will be able to utilize our deferred tax assets in the future.

In accordance with the provisions of ASC 740, we would accrue for the estimated amount of taxes for uncertain tax positions if it is more likely than not that we would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has a less than 50% likelihood of being sustained. Our policy is to recognize any interest and penalties related to income taxes in income tax expense. As of December 31, 2017 and 2016, we had no uncertain tax positions.

Convertible Preferred Stock—We have adopted the provisions of ASC 480-10-S99-3A, “SEC Staff Announcement: Classification and Measurement of Redeemable Securities,” for all periods presented, and accordingly classified our Series 1, Series 2, Series 3 and Series 4 convertible preferred stock (the “Series 1 Convertible Preferred Stock,” the “Series 2 Convertible Preferred Stock,” the “Series 3 Convertible Preferred Stock,” and the “Series 4 Convertible Preferred Stock” and collectively the “Convertible Preferred Stock”) outside of shareholders’ deficit in the periods that the preferred stock was outstanding. This results from our certificate of incorporation allowing for the occurrence of a deemed liquidation event in which all of the holders of equally and more subordinated equity instruments of the Company would not always be entitled to receive the same form of consideration in the same proportion. Such a deemed liquidation event was not probable of occurring until the merger with Cempra in November 2017, at which time all series of convertible preferred stock were converted into shares of Melinta common stock.

Segment and Geographic Information—Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We operate and manage our business as one operating segment and all of our operations are in North America. Although all of the license revenue and approximately 95% of contract research revenue reported for the year ended December 31, 2017, was generated from an agreement with one company that is domiciled in Italy, we did not operate in Italy, nor do we have any significant assets there. The remaining 5% of contract research revenue was related to the reimbursement for US-based research activities. See Note 8 for further discussion of the license and contract research revenue.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-06, Contingent Put and Call Options in Debt Instruments, which clarifies that in assessing whether an embedded contingent put or call option is clearly and closely related to the debt host, an entity is required to perform only the four-step decision sequence in ASC 815-15-25-42 (as amended by ASU 2016-06), but it does not have to separately assess whether the event that triggers its ability to exercise the contingent option is itself indexed only to interest rates or credit risk. ASU 2016-06 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. An entity can early adopt ASU 2016-06, including in an interim period;

however, if the entity early adopts it in an interim period, it should reflect any adjustment as of the beginning of the fiscal year that includes the interim period. ASU 2016-06 requires the use of a modified retrospective transition approach. We plan to adopt this guidance on January 1, 2018, and we are currently evaluating the impact that the adoption of ASU 2016-06 will have on our financial position, operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize assets and liabilities for most leases with terms of more than 12 months on the balance sheet but recognize expense on the income statement in a manner similar to current accounting. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements and is effective in the first quarter of 2019. Early adoptions of ASU 2016-02 is permitted, however, we plan to adopt the standard as of January 1, 2019. We are evaluating the impact of ASU 2016-02 on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business, which narrows the definition of a business and requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, which would not constitute the acquisition of a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We will adopt this guidance as of January 1, 2018. We do not expect the adoption will have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted this ASU as of October 1, 2017, but it did not have a material effect on our Consolidated Financial Statements.

We do not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material impact on our Consolidated Financial Statements or disclosures.

NOTE 3 – MERGER WITH CEMPRA

On August 8, 2017, Melinta entered into a definitive agreement to merge with a subsidiary of Cempra in an all-stock transaction (the “Merger”). On August 8, 2017, Melinta’s stockholders approved the Merger. The Cempra shareholders approved the Merger, and the Merger closed, on November 3, 2017.

On November 3, 2017, in connection with the closing of the Merger, each outstanding share of Melinta’s legacy common stock (including shares of Melinta legacy common stock issued upon the conversion, immediately prior to the effective time of the Merger, of Melinta’s then-outstanding convertible notes and preferred stock) automatically converted into the right to receive 0.0229 shares of Cempra’s common stock. At the effective time of the Merger, each outstanding option, whether or not vested, to purchase Melinta legacy common stock and each outstanding warrant to purchase Melinta legacy common stock or Melinta preferred stock was converted into an option or warrant to purchase post-merger common stock of Melinta. Immediately after the Merger, pre-closing Melinta shareholders owned, on a fully-diluted basis as calculated under the treasury stock method, approximately 52% of post-merger common stock and pre-closing Cempra stockholders owned approximately 48% of post-merger common stock.

The Merger was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations”. For accounting purposes, Melinta was considered to be acquiring Cempra even though legally Cempra was the issuer of the common stock in the Merger. Melinta was determined to be the accounting acquirer after consideration of the terms of the merger agreement and other factors, including: (i) Melinta security holders owned approximately 52% of the voting interests of the combined company immediately following the closing of the transaction and (ii) directors of Melinta were responsible for electing the chairman of the board for the combined company. Accordingly, the Merger has been accounted for by Melinta as a reverse merger under the acquisition method of accounting for business combinations. The assets and liabilities and results of operations of Cempra are consolidated into the results of operations of Melinta beginning after November 3, 2017. We incurred $16.8 million of expenses for the year ended December 31, 2017, related to severance, legal and other services in connection with the Merger.

The Cempra identifiable assets acquired and liabilities assumed were recorded at the acquisition-date fair values and added to Melinta’s balance sheet. The purchase price for the merger with Cempra is as follows:

Number of Cempra shares outstanding as of November 3, 2017	10,502,477
Cempra common stock end-of-day closing price as of November 3, 2017	$11.65
Total fair value of common stock	$122,354
Total fair value of equity awards assumed	3,460
Total purchase price	$125,814

The fair value of consideration transferred for the common stock was determined based on the closing price of Cempra common stock of $11.65 per share on November 3, 2017, the closing date of the Merger. The fair value of equity awards assumed reflects the consideration for the outstanding restricted stock units assumed in the merger, which was based on the closing price of Cempra stock of $11.65, and the fair value of the outstanding equity awards assumed was based on a current Black-Scholes value on the date of the Merger (see Note 12). The preliminary allocation of the purchase price to acquired tangible assets and liabilities assumed based on their estimated fair values as of November 3, 2017, comprises:

Cash and cash equivalents	$161,410
Receivables and other assets	4,409
Accounts payable, accrued expenses and other liabilities	(7,012)
Fair value of executory contracts	(5,330)
Net assets acquired	153,477
Less: purchase price	(125,814)
Bargain purchase gain	$27,663

We believe that the historical values of Cempra’s current assets and current liabilities approximate their fair values based on the short-term nature of such items. We identified a long-term contract that is in a loss position as of the acquisition date and, based on a probability-weighted discounted cash flow analysis, determined the fair value of the liability to be $5,330 (see Note 15 for a discussion of the Toyama Chemical Co., Ltd. (“Toyama”) agreement). We recognized a bargain purchase gain because the aggregate fair value of the identifiable assets acquired and liabilities assumed exceeded the considerations exchanged for the acquisition. The bargain purchase gain of $27,663 was primarily the result of the decline in the market value of the Cempra common stock from the date that the merger agreement was announced to the close date, which resulted in a decrease to the purchase price allocable to the identified assets and liabilities.

In our pro forma financial statements included in a Form 8-K/A filed on December 5, 2017, we had preliminarily identified intangible assets in connection with the merger with an estimated fair value of $40,400 related to in-process research and development related to solithromycin and fusidic acid and non-compete agreements related to certain Cempra executives. In connection with the final valuation that was performed, we concluded that the Level 1 measurement of value of Cempra enterprise value, determined by its public market capitalization, was the most reliable measure of value attributable to the net assets of the company on the date that the merger closed. As the market capitalization value was lower than the net assets acquired, we attributed $0 value to intangible assets in this preliminary valuation.

The amounts of Cempra’s revenue and earnings included in our consolidated statement of operations for the year ended December 31, 2017, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2016, are as follows.

	Revenue	Earnings (Loss)
Actual from 11/03/2017 - 12/31/2017	$870	$(13,096)
2017 supplemental pro forma from 01/01/2017 - 12/31/2017	$42,659	$(113,705)
2016 supplemental pro forma from 01/01/2016 - 12/31/2016	$18,016	$(179,541)

2017 supplemental pro forma earnings were adjusted to exclude $27,663 of bargain purchase gain, $4,758 of interest expense, $16,774 of transaction costs and $335 of fair value gain on a warrant liability. 2016 supplemental pro forma earnings were adjusted to include $27,663 of bargain purchase gain, $16,774 of transaction costs and to exclude $2,244 of interest expense and $781 of fair value loss on a warrant liability.

NOTE 4 – BALANCE SHEET COMPONENTS

Cash, Cash Equivalents and Restricted Cash—Cash, cash equivalents and restricted cash, as presented on the Consolidated Statements of Cash Flows, consisted of the following:

	As of December 31,
	2017	2016
Cash and cash equivalents	$128,387	$11,409
Restricted cash (included in Other Assets)	200	-
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$128,587	$11,409

Receivables— Receivables consist primarily of amounts billed and amounts earned but unbilled under our licensing agreements or our contract with BARDA. At December 31, 2017, our receivables consisted primarily of earned but unbilled receivables under the BARDA agreement and the Menarini agreement (contracted services).  At December 31, 2017 and 2016, other receivables included amounts related to foreign value-added taxes and state tax credits.

	As of December 31,
	2017	2016
Contracted services	$7,202	$-
Other receivables	362	454
Total receivables	$7,564	$454

Inventory—Inventory consisted of the following:

	As of December 31,
	2017	2016
Raw materials	$5,545	$-
Work in process	$181	$-
Finished goods	5,099	-
Total inventory	$10,825	$-

Prepaid and Other Current Assets—Prepaid and other current assets consisted of the following:

	As of December 31,
	2017	2016
Prepaid contracted services	$655	$2,483
Other prepaid expenses	2,333	743
Total prepaid and other current assets	$2,988	$3,226

Prepaid contracted services are primarily comprised of amounts paid to third-party clinical research organizations and contract manufacturers for research and development work performed on behalf of Melinta.

Property and Equipment, Net—Property and equipment, net consisted of the following:

	As of December 31,
	2017	2016
Laboratory equipment	$3,339	$3,332
Manufacturing equipment	65	-
Office equipment	604	434
Purchased software	860	932
Furniture and fixtures	390	219
Leasehold improvements	4,869	4,588
Assets in development	437	166
	10,564	9,671
Less-accumulated depreciation	(8,968)	(8,570)
Property and equipment, net	$1,596	$1,101

Depreciation expense relating to property and equipment was $451 and $497 in each of the years ended December 31, 2017 and 2016, respectively.

Accrued Expenses—Accrued expenses consisted of the following:

	As of December 31,
	2017	2016
Accrued contracted services	$5,596	$2,564
Payroll related expenses	9,885	1,825
Professional fees	3,621	1,540
Accrued royalty payment	2,040	-
Accrued other	2,899	431
Total accrued expenses	$24,041	$6,360

Accrued contracted services are primarily comprised of amounts owed to third-party clinical research organizations and contract manufacturers for research and development work performed on behalf of Melinta, and amounts owed to third-party marketing organizations for work performed to support the commercialization of Baxdela.

Accrued payroll related expenses are primarily comprised of accrued employee termination benefits, bonuses and vacation.

The amounts accrued represent our best estimate of amounts owed through period-end. Such estimates are subject to change as additional information becomes available.

NOTE 5 – NOTES PAYABLE

Melinta’s outstanding debt balances consisted of the following as of December 31, 2017 and 2016:

	As of December 31,
	2017	2016
Principal balance under loan agreements	$40,000	$24,502
Debt discount and deferred financing costs for loan agreements	(445)	(780)
Net balance under loan agreements	39,555	23,722
Less: current maturities, including deferred financing costs and debt discount	-	11,075
Long-term balance under the loan agreements	39,555	12,647
Principal outstanding under Convertible Promissory Notes	-	44,111
Interest outstanding under Convertible Promissory Notes	-	1,016
Total Convertible Promissory Notes	-	45,127
Total long-term debt, net of current maturities	$39,555	$57,774

2014 Loan Agreement

In December 2014, we entered into an agreement with a lender pursuant to which it borrowed an initial term loan amount of $20,000 (the “2014 Loan Agreement”). In December 2015, pursuant to the achievement of certain milestones with respect to the terms in the 2014 Loan Agreement, we borrowed an additional term loan advance in the amount of $10,000.

We were obligated to make monthly payments in arrears of interest only, at a rate of the greater of 8.25% or the sum of 8.25% plus the prime rate minus 4.5% per annum, commencing on January 1, 2015, and continuing on the first day of each successive month thereafter through and including June 1, 2016. Commencing on July 1, 2016, and continuing on the first day of each month through and including June 1, 2018, we were required to make consecutive equal monthly payments of principal and interest. All unpaid principal and accrued and unpaid interest with respect to the 2014 Loan Agreement were due and payable in full on June 1, 2018.

The loan was collateralized by substantially all of our assets, excluding our intellectual property. In connection with the 2014 Loan Agreement, we entered into a negative pledge arrangement in which we had agreed not to encumber our intellectual property. Melinta paid a $195 facility fee at the inception of the loan, which was recorded as debt discount and was being recognized as additional interest expense over the term of the loan. Subject to certain limited exceptions, amounts prepaid in relation to the 2014 Loan Agreement were subject to a prepayment fee on the then outstanding balance of 3% in the first year, 2% in the second year, and 1% thereafter. In addition, upon repayment of the total amounts borrowed, we were required to pay an exit fee equal to 3.5% of the total of the amount borrowed. The amount of the exit fee was $1,050 as of December 31, 2016, and was recorded as a debt discount and included in non-current liabilities. The accrued exit fee was amortized as a non-cash component of interest expense over the term of the loan.

Under the terms of the 2014 Loan Agreement, we were subject to operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions. We were subject to a covenant that required specified minimum levels of liquidity, which commenced July 1, 2015 and was initially $13,000, subject to reduction or termination upon the achievement of certain milestones. In April 2016, the minimum liquidity financial covenant was reduced to $5,000, and in December 2016, it was eliminated altogether. In June 2017, we repaid the outstanding principal under the 2014 Loan Agreement (see discussion below under 2017 Loan Agreement).

2017 Loan Agreement

On May 2, 2017, we entered into a Loan and Security Agreement with a new lender (the “2017 Loan Agreement”). Under the 2017 Loan Agreement, the lender made available to us up to $80,000 in debt financing and up to $10,000 in equity financing. We were eligible for up to four tranches of debt, each under a separate promissory note, of $30,000, $10,000, $20,000 and $20,000. No amounts under any of the tranches were available to us until after the New Drug Application (“NDA”) approval of Baxdela, which occurred on June 19, 2017. In addition, the availability of the third tranche was subject to the modification of certain of our license agreements to ensure the new lender’s rights under the 2017 Loan Agreement (the “License Modification”). We did not attain the License Modification while the 2017 Loan Agreement was in place. Subject to the contingencies, after the funding of the first tranche of $30,000, we had the right to draw the second and third tranches through the earlier of the 18-month anniversary of the funding of the first tranche and December 31, 2018. In addition to the NDA approval and License Modification, the fourth tranche was available only upon the successful achievement of certain sales milestones on or prior to September 30, 2019 (such sales milestones could have been extended to December 31, 2019, if certain conditions were met). Each note had its own maturity date of seven years after the respective promissory note’s funding date.

The 2017 Loan Agreement bore an annual interest rate equal to the greater of 8.25% or the sum of 8.25% plus the prime rate minus 4.5%. We were also required to pay the lender an end of term fee upon the termination of the arrangement. If the outstanding principal was at or below $40,000, the 2017 Loan Agreement required interest-only monthly payments for 18 months from the funding of the first tranche, at which time we would have had the option to pay the principal due or convert the outstanding loan to an interest plus royalty-bearing note. If, at any time, the principal exceeded $40,000 under the 2017 Loan Agreement, the promissory notes would have automatically converted to an interest plus royalty arrangement. Under this arrangement, the lender would have received a royalty, based on net sales, of between 1.02% and 2.72% depending on the balance of notes outstanding. Specifically, the royalty was 1.02% for the first tranche, 0.34% for the second tranche, 0.68% for the third tranche and 0.68% for the fourth tranche. These additional payments would have been applied to either accrued interest or principal based on stated rates of return that vary with time. The principal for each note was to be repaid by the seventh anniversary of the respective promissory note, along with end-of-term fees that varied with time. There were no financial covenants under the agreement; however, we were obligated to provide certain financial information to the lender each month, quarter and fiscal year. The loan was collateralized by substantially all of our assets.

Under the terms of the 2017 Loan Agreement, the lender had the right to participate in our future debt or equity financings totaling $10,000. The lender committed to $5,000 of this investment upon the funding of the first loan advance, in the form of any other debt or equity securities issued by us on or prior to the funding of the first tranche of the 2017 Loan Agreement.

On June 28, 2017, we drew the first tranche of financing under the 2017 Loan Agreement, the gross proceeds of which were $30,000. We used the proceeds to retire amounts outstanding und the 2014 Loan Agreement, including payment of outstanding principal and a $1,050 exit fee. In connection with the retirement of the 2014 Loan Agreement, we recognized $607 as a loss on the extinguishment of debt, which was comprised of unamortized debt discounts of $417 and prepayment penalties and fees of $190. Net proceeds under the 2017 Loan Agreement were $9,995 after the retirement of the 2014 Loan Agreement (including the exit fee) and other debt settlement fees of $190. In August 2017, we drew the second tranche of financing, receiving $10,000.

As of December 31, 2017, the $40,000 was recorded as a long-term note payable, offset by debt issuance costs. We were amortizing the debt issuance costs of $1,156 over the seven-year term of the first tranche. In addition, we were accreting the $1,750 end-of-term fee as additional interest expense over the period between the draw of the tranches and December 27, 2018; this end-of-term fee would become due if we were to repay the total outstanding balance under the 2017 Loan Agreement prior to its conversion into an interest plus royalty-bearing note. On June 30, 2017, we received the committed $5,000 investment and issued a Convertible Promissory Note to our lender under the terms of the May 2017 Notes (discussed above).

In September 2017, we entered into an amendment to the 2017 Loan Agreement (the “Amendment”) to allow for a short-term bridge option for the $20,000 third tranche of the financing arrangement. Under the Amendment, we were able to draw the third tranche in multiple installments of either $5,000 or $10,000. If we had drawn and repaid amounts under the third tranche by December 31, 2017, the third tranche would have again become available under the original terms of the 2017 Loan Agreement. If we had drawn, but not repaid, amounts under the third tranche before December 31, 2017, then all outstanding instruments under the 2017 Loan Agreement may have converted into the interest plus royalty arrangement. The Amendment was conditional on Melinta being a private company; the Merger with Cempra on November 3, 2017 effectively canceled the Amendment. As of December 31, 2017, we had not drawn any amounts under the Amendment.

On January 5, 2018, we entered into a new debt arrangement and retired the 2017 Loan Agreement of $40,000. See Note 19 for further discussion.

Convertible Promissory Notes

In July 2016, we entered into an agreement with certain of our investors to issue $20,000 in Convertible Promissory Notes (the “July Notes”), under which we issued $10,000 in July 2016 and $10,000 in August 2016. In September 2016, we entered into an additional agreement with these investors to issue an additional $19,990 in Notes (the “September Notes”), under which we issued $7,845 in September 2016, $2,150 in October 2016 and $9,995 in November 2016.

Both the July Notes and the September Notes (collectively, “the Notes”), were unsecured and subordinated in right of payment to the 2014 Loan Agreement and bore an annual interest rate of 8%. Under the terms of the Notes, if we completed a preferred stock or common stock financing prior to June 2, 2018, all outstanding principal and accrued interest would have automatically converted into shares of the stock issued in the financing based on the price per share of the financing. If we had not completed an equity financing prior to June 2, 2018, the note holders would have had the right to demand repayment of principal and accrued interest or convert all outstanding principal and accrued interest into shares of Series 4 Convertible Preferred Stock at the Series 4 Convertible Preferred Stock price per share of $1.044687. In addition, the September Notes included the right, at the discretion of the investors, to purchase, at fair value, certain of our assets using some or all of the September Notes, and other compensation, to complete the purchase.

In January 2017, we entered into an agreement with certain investors to issue an additional $18,194 in Convertible Promissory Notes (the “January 2017 Notes”). The January 2017 Notes were unsecured and subordinated in right of payment to the 2017 Loan Agreement and bore an annual interest rate of 8%. The terms of the January 2017 Notes were similar to those of notes previously issued in 2016; however, in the event of an Initial Public Offering (“IPO”) (the definition of which includes a reverse merger), the January 2017 Notes would have converted to common shares at a discount of up to 15% of the IPO price. We received advanced funding of $4,120 related to the January 2017 Notes in December 2016, and we received $1,945, $6,065 and $6,065 in January 2017, February 2017 and April 2017, respectively.

In May 2017, we entered into a new agreement with certain investors to issue additional Convertible Promissory Notes up to $16,353 (the “May 2017 Notes”). The May 2017 Notes were unsecured and subordinated in right of payment to the 2017 Loan Agreement and bore an annual interest rate of 8%. The terms of the May 2017 Notes were similar to those of the January 2017 Notes, including, in the event of an IPO (the definition of which includes a reverse merger), the May 2017 Notes would have converted to common shares at a discount of up to 15% of the IPO price. We received $5,451 in May 2017 under these notes. We also received $5,000 for a Convertible Promissory Note issued under the 2017 Loan Agreement.

On November 3, 2017, in connection with the Merger, all of the Convertible Promissory Notes, with accumulated interest, were exchanged for 3,766,311 shares of Cempra common stock. In connection with this conversion, we reclassified the carrying value of the Convertible Promissory Notes of $73,669, including accumulated accrued interest, to additional paid-in capital in shareholders equity (deficit).

There were no minimum liquidity requirements or other significant financial covenants associated with the Convertible Promissory Notes.

NOTE 6 – WARRANTS

In December 2014, pursuant to the 2014 Loan Agreement, we issued warrants to purchase 1,151,936 shares of Series 3 Convertible Preferred Stock (“2014 Series 3 Warrants”), subject to adjustment under certain circumstances. The warrants were immediately exercisable at $0.976616 per share of preferred stock and expire in December 2024. If we completed an additional preferred stock round or an initial public offering of common stock, the exercise price would have been the lower of the then effective exercise price, the preferred round price or 80% of an initial public offering price. We valued the 2014 Series 3 Warrants using a Black-Scholes option-pricing model, and the initial fair value of the 2014 Series 3 Warrants of $1,256 was recorded as a debt discount and was amortized to interest expense over the term of the note payable. The assumptions used in the model were: the fair value of the Series 3 Convertible Preferred Stock, which was determined using a probability-weighted expected return method (“PWERM”) analysis, an expected life of 9.1 years, a risk-free interest rate of 2.1% and an expected volatility of 80%.

In December 2015, in connection with the additional advance under the 2014 Loan Agreement, we issued additional warrants to purchase 230,387 shares of Series 3 Convertible Preferred Stock (“2015 Series 3 Warrants”), subject to adjustment under certain circumstances. The warrants were immediately exercisable at $0.976616 per share of preferred stock and expire in December 2024. If we completed an additional preferred stock round or an initial public offering of common stock, the exercise price would have been the lower of the then effective exercise price, the preferred round price or 80% of an initial public offering price. We valued the 2015 Series 3 Warrants using a Black-Scholes option-pricing model, and the initial fair value of the 2015 Series 3 Warrants of $242 was recorded as a debt discount and was amortized to interest expense over the term of the note payable. The assumptions used in the model were: the fair value of the Series 3 Convertible Preferred Stock, which was determined using a PWERM analysis, an expected life of 8.4 years, a risk-free interest rate of 2.2% and an expected volatility of 82%.

We classified the 2014 and 2015 Series 3 Warrants as a liability in our balance sheet and were required to remeasure the carrying value of these warrants to fair value at each balance sheet date, with adjustments for changes in fair value recorded to other income or expense in our statements of operations. As of December 31, 2016, the fair value of the warrants was $674. To remeasure the 2014 and 2015 Series 3 Warrants at December 31, 2016, the assumptions used in the Black-Scholes option-pricing model were: the fair value of the Series 3 Convertible Preferred Stock, which was determined using a PWERM analysis, an expected life of 7.5 years, a risk-free interest rate of 2.3% and an expected volatility of 98%.

On November 3, 2017, in conjunction with the merger with Cempra, these warrants converted to warrants to purchase 40,545 shares of Melinta common stock at an exercise price of $33.30. Since the warrants were converted to fixed equity instruments, the remaining liability at November 3, 2017, of $339 was reclassified to Additional Paid In Capital. As of December 31, 2017, we do not have a liability for warrants.

On November 3, 2017, in conjunction with the merger with Cempra, we assumed warrants to purchase 18,979 shares of Melinta common stock at an exercise price of $30.00. These warrants were issued on August 5, 2011, to various debtors of Cempra, and will expire on August 4, 2018.

A summary of the warrants outstanding at December 31, 2017 is below:

Issued	Warrants Outstanding	Exercise Price	Expiration
August 2011	18,979	$30.00	August 2018
December 2014	33,788	$33.30	December 2024
December 2015	6,757	$33.30	December 2024
February 2012	42	$17,334.07	February 2019
Total	59,566

NOTE 7 – INTEREST EXPENSE

Interest expense in the statements of operations consisted of the following:

	As of December 31,
	2017	2016
Cash interest expense	$2,531	$2,397
Noncash interest expense	1,077	993
Total interest expense	$3,608	$3,390

Interest expense related to convertible promissory notes	$4,016	$1,016

NOTE 8 – LICENSE AGREEMENTS

Eurofarma

In December 2014, we entered into a Series 3-B Convertible Preferred Stock Purchase Agreement (the “Stock Purchase Agreement) and concurrent Distribution Agreement (the “Distribution Agreement”) and Supply Agreement (the “Supply Agreement”) with Eurofarma Laboratorios S.A. (“Eurofarma”). The Distribution Agreement and Supply Agreement, collectively, are referred to as the “Commercial Agreements.” Pursuant to the Stock Purchase Agreement, we agreed to issue to Eurofarma 5,262,373 shares of Series 3-B Convertible Preferred Stock at the purchase price of $2.660397 per share. Melinta received the proceeds from this stock sale of $14,000 on January 6, 2015, and thus, the purchaser’s right to the shares of Series 3-B Convertible Preferred Stock began accruing on that date.

Under the Distribution Agreement, we appoint Eurofarma as our sole and exclusive distributor of Baxdela formulations in Brazil for use in various indications and Eurofarma agreed to commercialize Baxdela in Brazil for those indications. Eurofarma paid us $1,000 under the Distribution Agreement in January 2015. An additional $2,000 will be due upon the earlier of (i) approval of pricing to sell Baxdela in Brazil and (ii) Eurofarma’s first commercial sale of Baxdela in Brazil.

Because the Eurofarma agreements were entered into on a concurrent basis, we evaluated the entire arrangement as a multiple element arrangement in order to allocate value to each of the identifiable deliverables at the inception of the arrangement. We identified the Series 3-B Convertible Preferred Stock equity component and the Commercial Agreements as separate deliverables. We estimated the fair values of each unit of accounting and allocated the $15,000 fixed arrangement consideration to those units based on their relative fair values. The fair value of the Commercial Agreements was determined by estimating the value of commercializing the product independently in Brazil versus the value estimated to be received by us as a product supplier to Eurofarma. The difference was deemed to be the value of the Commercial Agreements and represents the value of the Brazil distribution rights. The fair value of the equity component was determined using a PWERM as described in Note 6. Based on this process, we recorded approximately $6,000 of Series 3-B Convertible Preferred Stock and approximately $9,008 of deferred revenue in January 2015, the period when the funding provided by these agreements was received and the Series 3-B Convertible Preferred Stock was issued. Under ASC 605, the deferred revenue would be recognized as product is delivered under the Commercial Agreements.

In August 2017, Melinta and Eurofarma entered into an amendment to the distribution and supply agreement to extend the licensed territory to substantially all of Central America and South America for consideration of $1,000 (the “Eurofarma Amendment”). Because the Eurofarma Amendment did not significantly change the nature of the deliverables under the arrangement, management concluded that it did not constitute a material modification of the original arrangement. As such, the $9,008 of deferred revenue recorded in connection with the original agreement is appropriately deferred as of December 31, 2017 as we have not yet commenced commercial supply of Baxdela for the territory (Brazil).

In addition, because the Eurofarma Amendment was negotiated at arms’ length, it was deemed to be a separate arrangement from the original contract. The Eurofarma Amendment has multiple elements, including the delivery of the license and the exclusive supply of Baxdela with respect to the licensed territories. We concluded that there was no standalone value for the delivered license in the Eurofarma Amendment; accordingly, the consideration of $1,000 was recorded as deferred revenue as of December 31, 2017. Under ASC 605, we would commence recognition of the revenue when we begin to deliver under the supply agreement.

Menarini

In February 2017, we executed a license agreement with A. Menarini Industrie Farmaceutiche Riunite S.r.l. (“Menarini”), a leading pharmaceutical company in Western Europe, under which we licensed rights to commercialize Baxdela in certain European, Asia-Pacific (except for Japan) and other rest-of-world territories (the “Agreement”). Pursuant to the terms and conditions of the Agreement, Menarini is entitled to exclusive rights to obtain product approval, procure supply from us and to commercialize Baxdela in the licensed territories, and we are entitled to receive regulatory, commercial and sales-based milestones as well as sales-based royalties on future net sales of Baxdela. In addition, we agreed with Menarini to share jointly in the future development cost of Baxdela. We received $19,905 upon the execution of the Agreement. Going forward, we will receive reimbursement for 50% of the costs incurred for efforts to expand the applicable indications for Baxdela, and we may receive up to approximately €90,000 for regulatory, commercial and sales-based milestones as well as sales-based royalties on future sales of Baxdela.

At the time the agreement was entered into, we identified two deliverables: the delivery of the Baxdela license to Menarini and the right to a related sublicense. While we are also providing development services in connection with the expansion of applicable indications for Baxdela, we are under no obligation to perform such services. In the event that we perform development services related to other indications of Baxdela, Menarini has the option to obtain the results of such services by reimbursing us for 50 percent of our related costs, and we have determined that Menarini’s option is not priced at a significant and incremental discount. To the extent that we are reimbursed for development services, such amounts will be recognized separately from the initial license.

The agreement also states a separate Supply Agreement will be entered into at a future date under which Menarini will purchase Baxdela products from us until it can commence its own manufacturing. The pricing of Baxdela products under the Supply Agreement will not be at a significant, incremental discount. And, as noted above, we are entitled to receive up to approximately €90,000 for regulatory, commercial and sales-based milestones as well as royalties on future sales of Baxdela. As we have completed all of our performance obligations under the agreement during the first quarter of 2017, we will recognize any future milestone payment received as revenue when Menarini achieves the milestone.

For immediate use of the license and right to the sublicense, Menarini is able to leverage the information contained within the Baxdela NDAs, which were filed by us with the FDA in October 2016 for ABSSSI, to prepare the regulatory filings in the licensed territories. And, while the FDA approval was received in June 2017, regulatory approval in many of the licensed territories is not contingent upon U.S. FDA approval. We recognized $19,905, the consideration that was fixed and determinable at the inception of the agreement, upon delivery of the license and right to the sublicense in the first quarter of 2017, and we will recognize revenue associated with the development services as they are provided to Menarini. In the year ended December 31, 2017, we recognized revenue totaling $13,090 related to the development services. Of that amount, we have received $9,728 in cash payments; the balance of $3,362 is recorded in Receivables as of December 31, 2017.

In connection with the Agreement, we paid Wakunaga Pharmaceutical Co. Ltd. (“Wakunaga”) $1,590, which was credited toward our future payment obligations under the license agreement we have with them for certain intellectual property underlying Baxdela. See Note 15 “Commitments and Contingencies” for further information on our license agreement with Wakunaga.  This expense was recorded in selling, general and administrative expense, which is where we record all expenses related to intellectual property that are generated by events and activities outside our research and development activities. In this case, the payment was triggered by the receipt of upfront licensing fees from Menarini.

Receiving FDA approval of Baxdela in June 2017 triggered milestones of $6,000 and $1,500 due to Wakunaga and CyDex Pharmaceuticals, Inc. (now a wholly owned subsidiary of Ligand Pharmaceuticals Incorporated, both hereafter referred to as “Ligand”), respectively. We paid $2,000 to Wakunaga and $1,500 to Ligand in June 2017 and $2,000 to Wakunaga in December 2017. The remaining $2,000 due to Wakunaga is recorded in Accrued Expenses and will be paid in June 2018. The milestone payments are recorded as intangible assets on our Consolidated Balance Sheets.

Sanofi

In June 2011, we executed an exclusive, worldwide research collaboration and license agreement (the “Collaboration”) with Sanofi, a global pharmaceutical company, for novel classes of antibiotics resulting from our ESKAPE pathogen program (at the time known as the RX-04 program). Under the terms of the Collaboration, we received nonrefundable fees related to contract research and development milestones (as defined in the Collaboration) of $19,000 and $3,000 in July 2011 and January 2012, respectively, which had been achieved as of those dates.

Under ASC 730-20, Research and Development—Research and Development Arrangements, we determined that the Collaboration should be accounted for as an obligation to perform contractual services as the repayment of any of the arrangement consideration provided by Sanofi depended solely on the results of the Collaboration during the Research Term (June 28, 2011, to June 28, 2014) having future economic benefit.

We evaluated the Collaboration in accordance with ASC 605-25, Revenue Recognition – Multiple Element Arrangements, and determined that the deliverables under the Collaboration should be accounted for as a single unit of accounting. We determined we would fulfill our performance obligations under the Collaboration ratably throughout the period over which the performance obligations occurred, and therefore, recognized the nonrefundable fees into revenue on a straight-line basis over the Research Term.

In July 2013, we and Sanofi executed a termination agreement (the “Termination Agreement”), pursuant to which all rights, obligations, and duties under the Collaboration were terminated for both parties. We retained all of the rights, title, and interest in all ESKAPE pathogen products. As consideration for being released from our remaining obligations under the Collaboration, we agreed to increase the royalty payments to be made to Sanofi as compared to the original royalty payments that would have been made under the Collaboration. Under the Termination Agreement, we are obligated to make royalty payments to Sanofi equal to the applicable percentage of worldwide net sales of qualified products (as defined). The applicable percentage shall be 3% until the aggregate payments to Sanofi equal $22,000, at which time the applicable percentage will be reduced to 1% during the remaining period of the royalty obligation (as defined). Qualified products shall only include those products that are commercialized on or before the tenth anniversary date of the Termination Agreement. The obligation to make any royalty payments ends 10 years after the first commercial sale of the first such qualifying product. We considered the release of the remaining obligation in exchange for the obligation to make incremental royalty payments to be a nonmonetary transaction under ASC 845, Nonmonetary Transactions. Based on the nature of the Termination Agreement, the obligation to pay the incremental royalty payments, should future sales occur, was deemed similar to transactions representing a sale of future revenues for which debt classification is appropriate based on the provisions of ASC 470, Debt. Accordingly, we recognized, at the date of the Termination Agreement, a liability for potential future royalties based on the fair value of the potential future royalty payments that may be made to Sanofi, which was estimated to be $3,926.

The liability for potential future royalty payments was presented in the balance sheet as “Liability for Potential Royalties” and was initially being accreted to its expected future value using the effective interest method, with adjustments made to the liability by recording a cumulative adjustment for any changes in estimates related to the amount and timing of estimated future royalty payments. In July 2014, we revised our estimated commercialization date of future ESKAPE antibiotics from 2018 to 2020, resulting in a decrease to the projected liability of $1,026, which was recognized in other income for the year ended December 31, 2014. In December 2015, we further revised our estimated commercialization date of future ESKAPE antibiotics to beyond July 2023, which would preclude the ESKAPE antibiotics from being a qualified product eligible for royalties. Accordingly, we determined that the expected liability was $0 as of December 31, 2015, and recognized a gain of $3,971, which was recorded as other income for the year ended December 31, 2015. As of December 31, 2016, there were no qualified products under development; as such, the liability for potential future royalties continues to be estimated as $0, and there is no need to evaluate the value of the liability in future periods. Non-cash interest expense related to accretion of the liability was $0, $0, and $350 for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 9 – FAIR VALUE MEASUREMENTS

The provisions of the accounting standard for fair value define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The transaction of selling an asset or transferring a liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant who holds the asset or owes the liability. Therefore, the objective of a fair value measurement is to determine the price that would be received when selling an asset or paid to transfer a liability (an exit price) at the measurement date. This standard classifies the inputs used to measure fair value into the following hierarchy:

Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3—Unobservable inputs for the asset or liability.

The following table lists our assets and liabilities that are measured at fair value and the level of inputs used to measure their fair value at December 31, 2017 and 2016. The money market fund is included in cash & cash equivalents on the balance sheet; the other items are in the captioned line of the balance sheet.

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$76,777	$-	$-	$76,777
Total assets at fair value	$76,777	$-	$-	$76,777

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$2,035	$-	$-	$2,035
Total assets at fair value	$2,035	$-	$-	$2,035

Liabilities:
Preferred stock warrants	$-	$-	$674	$674
Total liabilities at fair value	$-	$-	$674	$674

The preferred stock warrants were valued using a Black-Scholes option-pricing model and Level 3 unobservable inputs. The significant unobservable inputs include the value of our convertible preferred stock valued using a PWERM method, the risk-free interest rate, remaining contractual term, and expected volatility. Significant increases or decreases in any of these inputs in isolation would result in a significantly different fair value measurement. An increase in the risk-free interest rate, and/or an increase in the remaining contractual term or expected volatility, would result in an increase in the fair value of the warrants.

The following table summarizes the changes in fair value of our Level 3 assets for the year ended December 31, 2016:

Level 3 Assets	Fair Value at December 31, 2015	Realized Gains (Losses)	Change in Unrealized Gains (Losses)	Issuances (Settlements)	Net Transfer In (Out) of Level 3	Fair Value at December 31, 2016
Preferred stock tranche assets	$1,313	$-	$(1,313)	$-	$-	$-
Total assets at fair value	$1,313	$-	$(1,313)	$-	$-	$-

The following tables summarize the changes in fair value of our Level 3 liabilities for the years ended December 31, 2017 and 2016:

Level 3 Liabilities	Fair Value at December 31, 2016	Realized Gains (Losses)	Change in Unrealized Gains (Losses)	Reclassification to APIC	Net Transfer In (Out) of Level 3	Fair Value at December 31, 2017
Preferred stock warrants	$(674)	$-	$335	$339	$-	$-
Total liabilities at fair value	$(674)	$-	$335	$339	$-	$-

Level 3 Liabilities	Fair Value at December 31, 2015	Realized Gains (Losses)	Change in Unrealized Gains (Losses)	Issuances (Settlements)	Net Transfer In (Out) of Level 3	Fair Value at December 31, 2016
Preferred stock warrants	$(1,456)	$-	$782	$-	$-	$(674)
Total liabilities at fair value	$(1,456)	$-	$782	$-	$-	$(674)

NOTE 10 – CONVERTIBLE PREFERRED STOCK

Under our amended and restated certificate of incorporation, our convertible preferred stock was recorded at fair value as of the date of issuance based on original issue price corroborated by a PWERM analysis (as described in Note 6), net of issuance costs. There was no outstanding convertible preferred stock as of December 31, 2017. Outstanding convertible preferred stock as of December 31, 2016, consisted of the following:

	As of December 31, 2016
	Shares		Carrying	Liquidation
	Designated	Outstanding	Values	Preference
Series 1 Convertible Preferred Stock	9,363,187	9,363,187	$1,433	$18,822

Series 2-A(1) Convertible Preferred Stock	20,781,845
Series 2-A(2) Convertible Preferred Stock	5,107,484
Total Series 2-A Convertible Preferred Stock	25,889,329	25,889,329	17,027	25,683

Series 2-B(1) Convertible Preferred Stock	27,709,127
Series 2-B(2) Convertible Preferred Stock	39,919,846
Total Series 2-B Convertible Preferred Stock	67,628,973	67,628,973	49,038	112,254

Series 3 Convertible Preferred Stock	80,225,978	78,843,653	71,125	84,863

Series 3-B Convertible Preferred Stock	5,262,373	5,262,373	5,991	16,326

Series 4 Convertible Preferred Stock	67,603,974	67,603,974	73,729	78,405

Total Convertible Preferred Stock	255,973,814	254,591,489	$218,343	$336,353

During the years ended December 31, 2017 and 2016, there were no changes in the shares outstanding or carrying value of the Series 1, Series 2-A, or Series 2-B Convertible Preferred Stock. The following table presents the movements in the shares outstanding and carrying values of the Series 3, Series 3-B and Series 4 Convertible Preferred Stock during the year ended December 31, 2016:

	Series 3 Convertible		Series 3-B Convertible		Series 4 Convertible
	Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2016	78,843,653	$71,125	5,262,373	$5,991	54,561,791	$60,113
Issuance of preferred stock, net of issuance costs					13,042,183	13,616
Balance at December 31, 2016	78,843,653	$71,125	5,262,373	$5,991	67,603,974	$73,729

On November 3, 2017, in conjunction with the merger with Cempra, all outstanding shares of Convertible Preferred Stock, in all series, with accumulated interest, were converted to 333,574,725 shares of common stock of Melinta in accordance with the terms of their conversion. These shares were then immediately exchanged for 7,638,816 shares of common stock of Cempra.

Series 4 Preferred Stock Financing— In June 2015, pursuant to the Series 4 Convertible Preferred Stock purchase agreement, we agreed to sell up to $67,000 of Series 4 Convertible Preferred Stock (“Series 4 Convertible Preferred Stock”) at $1.044687 per share in two closings and an optional third closing. We agreed to certain terms and conditions with respect to the issuance of the Series 4 Convertible Preferred Stock, including a liquidation preference equal to the original issue price, plus any accrued but unpaid dividends, and a liquidation priority over the Series 3 Convertible Preferred Stock, Series 2 Convertible Preferred Stock and Series 1 Convertible Preferred Stock. The first tranche closed in June 2015 for $45,911, net of issuance costs of $89, for 44,032,324 shares of Series 4 Convertible Preferred Stock. The second tranche closed in December 2015 for approximately $11,000 for 10,529,467 shares of Series 4 Preferred Stock (issuance costs were not material). We also had an option to require one investor to purchase up to an additional $10,000 of Series 4 Convertible Preferred Stock at the same price (“Optional Third Closing”), which was exercisable until June 2016. In March 2016, we exercised our option for the Optional Third Closing and issued 13,042,183 shares of Series 4 Convertible Preferred Stock for proceeds of $13,616 (net of issuance costs of $9), including proceeds from additional investors who chose to participate in the Optional Third Closing.

We determined the rights of the investors to purchase shares of Series 4 (the Second Tranche) and our right to require an investor to purchase shares of Series 4 (the Optional Third Closing) met the definition of freestanding financial instruments. Accordingly, the fair value of the rights related to the Second Tranche was recognized as a liability and the fair value of the rights related to the Optional Third Closing was recognized as an asset, with an offsetting net reduction to preferred stock. We determined the fair values using a Black-Scholes option-pricing model. The significant assumptions used in the model were:

•	the market price, equal to the estimated value of our common stock;
•	the exercise price, equal to $1.044687;
•	a risk-free rate, determined by reference to yields of U.S. Treasury notes of comparable duration at each measurement date;
•	an expected life equal to the estimated time between the measurement date and the expected tranche closing date; and
•	an estimated volatility of approximately 72%.

Upon the original issuance of the Series 4 Convertible Preferred Stock, we recorded $2,662 in tranche assets, which represented the fair value associated with the Optional Third Closing, and $2,043 in tranche liabilities, which represented the fair value associated with Second Tranche. We adjusted the carrying values of the tranche obligations to their estimated fair values at each quarter end, with adjustments recorded within other income (expense) in the statements of operations. We recognized $1,889 of other expense during 2015 related to the remeasurement of the tranche asset and liability. The tranche liability settled in December 2015 with the closing of the Second Tranche. As of December 31, 2015, the fair value of the tranche asset was $1,313. In connection with the closing of the Optional Third Closing in the first quarter of 2016, the fair value of the tranche asset was re-measured and $1,313 was recorded as other expense.

Series 3-B Preferred Stock Financing—In connection with the Eurofarma agreements, we agreed to issue 5,262,373 shares of Series 3-B Convertible Preferred Stock. The agreement, signed in December 2014, required immediate payment for the Series 3-B Convertible Preferred Stock. However, the payment for the stock was not received until January 2015, at which time the shares were issued with a carrying value of approximately $6,000 (see Note 8 for further details of the Eurofarma arrangement).

Series 3 Preferred Stock Financing—In January 2014, pursuant to the Series 3 Convertible Preferred Stock Purchase Agreement, we agreed to sell up to $70,000 of Series 3 Convertible Preferred Stock in three closings (“Series 3 Financing”), at $0.887833 per share. The first tranche closed in January 2014 in the amount of $34,940, net of issuance costs of $60, for 39,421,825 shares of Series 3 Convertible Preferred Stock. The second tranche closed in September 2014 in the amount of $14,998, net of issuance costs of $2, for 16,895,066 shares of Series 3 Convertible Preferred Stock. The third tranche closed in March 2015 in the amount of $19,998, net of issuance costs of $3, for 22,526,762 shares of Series 3 Convertible Preferred Stock. We agreed to certain terms and conditions with respect to the issuance of the Series 3 Convertible Preferred Stock, including a liquidation preference equal to the original issue price, plus any accrued but unpaid dividends and a liquidation priority over the Series 2 and Series 1 Convertible Preferred Stock.

We determined the right of the investors to purchase shares of Series 3 in future tranches (the second and third closings) met the definition of a freestanding financial instrument and recognized a liability at fair value, with an offsetting reduction to Preferred Stock upon the original issuance of the Series 3 Convertible Preferred Stock. We determined the fair value of the tranches using a Black-Scholes option-pricing model. The significant assumptions used in the model were:

•	the market price, equal to the estimated value of our common stock;
•	the exercise price, equal to $0.887833;
•	a risk-free rate, determined by reference to yields of U.S. Treasury notes of comparable duration at each measurement date;

•	an expected life equal to the estimated time between the measurement date and the expected tranche closing date; and
•	an estimated volatility of 50%.

We adjusted the carrying value of the tranche obligations to its estimated fair value at each reporting date. Increases or decreases in the fair value of the tranche obligations were recorded within other income (expense) in the statements of operations. We recognized $839 of other expense during 2015 related to the remeasurement of the tranche liability. The tranche liability settled in March 2015 with the closing of the third tranche.

Series 2 Preferred Stock Financing—In November 2012, pursuant to the Series 2 Stock Purchase Agreement, we agreed to sell up to $67,500 of Series 2 Convertible Preferred Stock in multiple closings (the “Series 2 Financing”), at $0.721784 per share. The first tranche closed in November 2012 in the amount of $17,961, net of issuance costs of $725, for 25,889,329 shares of Series 2-A Convertible Preferred Stock, consisting of 20,781,845 shares of Series 2-A(1) Convertible Preferred Stock (the “Series 2-A(1) Convertible Preferred Stock”) and 5,107,484 shares of Series 2-A(2) Convertible Preferred Stock (the “Series 2-A(2) Convertible Preferred Stock”)

In April 2013 and June 2013, pursuant to the Series 2 Stock Purchase Agreement, we completed the Tranche 2 Closing in the combined amount of $24,890, net of issuance costs of $23, for 34,516,566 shares of Series 2-B Convertible Preferred Stock, consisting of 27,709,127 shares of Series 2-B(1) Convertible Preferred Stock (the “Series 2-B(1) Convertible Preferred Stock”) and 6,807,439 shares of Series 2-B(2) Convertible Preferred Stock (the “Series 2-B(2) Convertible Preferred Stock”). The shares were sold at a per share price of $0.721784 and had a liquidation preference equal to two times the original issue price, plus any accrued but unpaid dividends. We determined the liquidation preference was an embedded feature of the Series 2-B Convertible Preferred Stock and did not require bifurcation.

In August and November 2013, pursuant to the Series 2 Stock Purchase Agreement, we completed an additional permitted financing in the combined amount of $23,893, net of issuance costs of $7, for 33,112,407 shares of Series 2-B Convertible Preferred Stock, consisting of 27,154,945 shares of Series 2-B(1) Convertible Preferred Stock and 5,957,462 shares of Series 2-B(2) Convertible Preferred Stock. The shares were sold at a per share price of $0.721784, and had a liquidation preference equal to two times the original issue price, plus any accrued but unpaid dividends.

Series 1 Preferred Stock—In November 2012, immediately prior to the Series 2 Financing, our then outstanding 2009 Notes, 2010 Notes and 2011 Notes were converted into 9,363,187 shares of Series 1 Convertible Preferred Stock (“Series 1 Convertible Preferred Stock”) in accordance with the original terms provided for in the agreements. At the date of the conversion, the fair value of the Series 1 Convertible Preferred Stock was determined to be $1,433 using the PWERM valuation method.

Preferred Stock—The Convertible Preferred Stock had the following rights and privileges:

Dividends—Dividends accrued to holders of the Convertible Preferred Stock at the rate of 8%, compounding per annum (on the original issue prices, as defined, of $1.462645 per share of Series 1 Convertible Preferred Stock, $0.721784 per share of Series 2 Convertible Preferred Stock, $0.887833 per share of Series 3 Convertible Preferred Stock, $2.660397 per share of Series 3-B Convertible Preferred Stock and $1.044687 per share of Series 4 Convertible Preferred Stock). These dividends were cumulative, and accrued to the holders of the Convertible Preferred Stock whether or not funds are legally available and whether or not declared by the board of directors. Such dividends were not accrued into the carrying value of the Convertible Preferred Stock until such time as 1) a redeemable liquidation event was deemed probable of occurring or 2) such dividends were declared, neither of which occurred prior to the Cempra merger that closed on November 3, 2017.

Liquidation Rights—In the event of a liquidation, dissolution, merger, sale, or winding up of the Company, upon issuance, the holders of the Series 4 Convertible Preferred Stock were entitled to receive, prior to and in preference to the holders of the Series 3 and Series 3-B Convertible Preferred Stock, Series 2 Convertible Preferred Stock, the Series 1 Convertible Preferred Stock and common stock, an amount equal to $1.044687 per share of Series 4 Convertible Preferred Stock, plus any accrued but unpaid dividends. After payment in full of the Series 4 Convertible Preferred Stock liquidation preference, the holders of the Series 3 and Series 3-B Convertible Preferred Stock were entitled to receive, prior to and in preference to the holders of the Series 2 Convertible Preferred Stock, the Series 1 Convertible Preferred Stock and common stock, an amount equal to $0.887883 per share of Series 3 Convertible Preferred Stock and $2.660397 per share of Series 3-B Convertible Preferred Stock (subject to certain antidilutive adjustments), plus any accrued but unpaid dividends. After payment in full of the Series 3 and Series 3-B Convertible Preferred Stock liquidation preference, the holders of the Series 2 Convertible Preferred Stock were entitled to receive, prior to and in preference to the holders of Series 1 Convertible Preferred Stock and common stock, from the assets of the Company available for distribution, (A) in the case of the Series 2-B Convertible Preferred Stock, an amount equal to $0.721784 per share of Series 2-B Convertible Preferred Stock (subject to certain antidilutive adjustments), multiplied by two, plus any accrued but unpaid dividends, and (B) in the case of the Series 2-A Convertible Preferred Stock, an amount equal to $0.721784 per share of Series 2-A Convertible Preferred Stock (subject to certain antidilutive adjustments), plus any accrued but unpaid dividends in order of preference. After payment in full of the Series 2 Convertible Preferred Stock liquidation preference, the holders of the Series 1 Convertible Preferred Stock were entitled to receive, prior to and in preference to the holders of common stock, from the assets of the Company available for distribution, an amount equal to $1.462645 per share of Series 1 Convertible Preferred Stock (subject to certain antidilutive adjustments), plus any accrued but unpaid dividends. Any net assets remaining after the payment of preferential amounts to the holders of Convertible Preferred Stock shall be shared ratably by the holders of the Convertible Preferred Stock with the common shareholders as if all preferred shares were converted into common stock at the time of the event. As a result of the merger with Cempra on November 3, 2017, $70,584 of accumulated dividends were included in the conversion of all Convertible Preferred Stock into shares of common stock of Melinta, as discussed above.

Conversion—At the option of the holders of the Convertible Preferred Stock (or automatically in the event of a conversion pursuant to an IPO), shares may have been converted to such number of shares of common stock as determined by dividing the applicable conversion base by the then applicable conversion price. The conversion base for each share of the Convertible Preferred Stock was the original issue price, as defined (plus, in the event of a conversion pursuant to an IPO, all accrued but unpaid dividends). The conversion price of each share of Series 1 Convertible Preferred Stock was $9.615178, of each share of the Series 2-A(1) and Series 2-B(1) Convertible Preferred Stock was $0.620239, of each share of the Series 2-A(2) and Series 2-B(2) Convertible Preferred Stock was $0.721784, of each share of the Series 3 Convertible Preferred Stock was $0.887883, of each share of the Series 3-B Convertible Preferred Stock was $2.660397, and of each share of the Series 4 Convertible Preferred Stock was $1.044687. After the issuance of the Series 4 Convertible Preferred Stock, the conversion price of each share of Series 3-B Convertible Preferred Stock as of December 31, 2016 was $2.328332. Upon completion of the Optional Third Closing of Series 4 Convertible Preferred Stock in March 2016, the conversion price of each share of Series 3-B Convertible Preferred Stock was reduced further to $2.268401.

Voting and Other Rights—The Preferred Stock had certain voting rights equivalent to the common shareholders. In addition, the lead investor in the Series 2, 3 and 4 Financings acquired certain shareholder contractual rights to solely control all significant decisions of the Company (including, without limitation, sole control of drag-along rights, financings, recapitalizations, and IPO), in each case not subject to any “blocking rights” of the minority shareholders. The holders of the Series 2 Convertible Preferred Stock are entitled to elect four representatives (out of nine) to the board of directors.

NOTE 11 – COMMON STOCK

Our certificate of incorporation, as amended, authorizes us to issue up to 80,000,000 shares of $0.001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of our shareholders. Holders of our common stock are not entitled to receive dividends, unless declared by the board of directors. There have been no dividends declared to date. We have reserved and keep available out of our authorized but unissued common stock a sufficient number of shares of common stock to affect the conversion of all issued and outstanding warrants and stock options.

NOTE 12 – STOCK-BASED COMPENSATION

2001 Stock Option and Incentive Plan—In 2001, our board of directors adopted the 2001 Stock Option and Incentive Plan (“2001 Plan”). The 2001 Plan provided for the granting of incentive and nonqualified stock options and restricted stock bonus awards to officers, directors, employees, and consultants of the Company. As of December 31, 2016, we had 258 shares of common stock (before conversion) reserved under the 2001 Plan for issuance upon exercise of stock options. The 2001 Plan was terminated in 2011 and no new awards will be granted under the 2001 Plan, however awards previously granted will continue to be outstanding until they are exercised or expire. On November 3, 2017, in conjunction with the merger with Cempra, all outstanding options under the 2001 Plan expired.

2006 Stock Plan—Upon closing the merger with Cempra on November 3, 2017, Melinta assumed the 2006 Stock Plan, which had been adopted by Cempra in January 2006 (“the 2006 Plan”). The 2006 Plan provided for the granting of incentive share options, nonqualified share options and restricted shares to Company employees, representatives and consultants. As of December 31, 2017, there were options for an aggregate of 68,364 shares issued and outstanding under the 2006 Plan. There was no activity in the 2006 Plan in the period November 3, 2017, to December 31, 2017.

2011 Equity Incentive Plan—Upon closing the merger with Cempra on November 3, 2017, Melinta assumed the 2011 Equity Incentive Plan, which had been adopted by Cempra in October 2011 (the “2011 Incentive Plan”), and which, as amended in May 2015, authorizes the issuance of up to 8,697,451 shares under the 2011 Incentive Plan, as of December 31, 2017, with an automatic annual increase discussed below. Under the 5-to-1 reverse split authorized by the Cempra shareholders on November 3, 2017 (immediately before the merger), the authorized shares available under the 2011 Incentive Plan were reduced to 1,739,490 shares, and, as of December 31, 2017, there were 751,247 shares available under the 2011 Incentive Plan to award as either options or restricted stock units.  The number of shares of common stock reserved for issuance under the 2011 Incentive Plan automatically increases on January 1 of each year, continuing through January 1, 2021, by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year (unless our board of directors determines to increase the number of shares subject to the plan by a lesser amount).

Upon adoption of the 2011 Incentive Plan, Cempra eliminated the authorization for any unissued shares previously reserved under the 2006 Plan. The stock awards previously issued under the 2006 Plan remain in effect in accordance with the terms of the 2006 Plan.

Private Melinta 2011 Equity Incentive Plan—In November 2011, our board of directors adopted the 2011 Equity Incentive Plan (“Melinta 2011 Plan”) to replace the 2001 Plan. The Melinta 2011 Plan provides for the granting of incentive stock options, nonqualified options, stock grants, and stock-based awards to employees, directors, and consultants of the Company. On November 3, 2017, in conjunction with the merger with Cempra, all outstanding options under the Melinta 2011 Plan converted to 732,499 options to purchase common shares of Cempra (re-named Melinta in the merger), the Melinta 2011 Plan was frozen and authorized shares under the Melinta 2011 Plan were reduced to 732,499.  As of December 31, 2017, we had 732,499 shares of common stock, reserved under the Melinta 2011 Plan for issuance upon exercise of stock options.

Inducement Grant—Melinta granted Daniel Wechsler, our President and Chief Executive Officer, an option to purchase 550,981 shares of common stock, at a strike price of $11.65 per share, and 183,661 restricted stock units, pursuant to the option and restricted stock unit inducement grants made to Mr. Wechsler, in accordance with the provisions set forth in an employment agreement by and between Melinta and Mr. Wechsler, dated October 30, 2017, and in accordance with the inducement grant exception under NASDAQ Listing Rule 5635(c)(4).  We filed a Registration Statement on Form S-8 on November 13, 2017 registering these shares with the SEC.  As such, the inducement grants made to Mr. Weschsler were not granted under any of the stock plans discussed above.  In addition, pursuant to Rule 416(a) under the Securities Act, our Form S-8 Registration Statement filed with the SEC, on November 13, 2017, in connection with these grants, also covers an indeterminable number of additional shares of our common stock that may become issuable under the employment inducement grants as a result of any future stock splits, stock dividends or similar adjustments of our outstanding common stock. Both grants will vest over four years, 25% after one year and then ratably monthly over the remaining 36 months.

Stock Option Activity—The exercise price of each stock option issued under all of the stock plans is specified by the board of directors at the time of grant, but cannot be less than 100% of the fair market value of the stock on the grant date. In addition, the vesting period is determined by the board of directors at the time of the grant and specified in the applicable option agreement. Our practice is to issue new shares upon the exercise of options.

All options granted under either the 2011 Incentive Plan or the Melinta 2011 Plan during the years ended December 31, 2017 and 2016, were granted with exercise prices not less than the fair market value of our common stock on the grant date, as approved by our board of directors.

A summary of the stock option activity under the 2006 Plan is presented in the table below:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding - November 3, 2017	68,364	$10.80	1.2
Outstanding - December 31, 2017	68,364	10.80	1.1	$342
Exercisable - December 31, 2017	68,364	10.80	1.1	$342
Vested and expected to vest at December 31, 2017	68,364	$10.80	1.1	$342

A summary of the stock-option activity under the 2011 Incentive Plan is presented in the table below:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding - November 3, 2017	745,304	$60.02	6.2
Exercised	(862)	15.63
Forfeited	(6,445)	28.00
Expired	(15,284)	64.41
Outstanding - December 31, 2017	722,713	60.26	3.9	$113
Exercisable - December 31, 2017	623,975	65.10	3.2	$101
Vested and expected to vest at December 31, 2017	722,713	$60.26	3.9	$113

After the merger, certain Cempra employees were terminated.  Under their severance agreements and equity award clauses, the vesting of their stock options was accelerated on the date of termination and included in the December 31, 2017, exercisable total above. In accordance with ASC 718, $975 of additional compensation expense was recognized in the fourth quarter of 2017 with the accelerated vesting.

The post-merger total fair value of options that vested under the 2011 Incentive Plan during the period November 3, 2017, to December 31, 2017, was approximately $1.0 million.

A summary of the stock-option activity under the Melinta 2011 Plan is presented in the table below:

			Weighted		Weighted
			Average		Average	Aggregate
	Number of		Exercise		Contractual	Intrinsic
	Options		Price		Term (in years)	Value
Outstanding - December 31, 2014	22,309,477		$0.53		9.1
Granted	5,942,512		0.84
Exercised	(934,649)		0.39
Canceled/expired	(5,503,158)		0.58
Outstanding - December 31, 2015	21,814,182		0.60		8.5
Granted	6,202,498		0.71
Exercised	(158,427)		0.41
Canceled/expired	(1,656,045)		0.77
Outstanding - December 31, 2016	26,202,208		$0.62		7.9
Granted	9,150,995	(1)	0.48	(1)
Exercised	(131,834)	(1)	0.72	(1)
Canceled/expired	(3,987,859)	(1)	0.51	(1)
Conversion	(30,514,509)	(2)
Outstanding - December 31, 2017	719,001		$25.88		7.0	$-
Exercisable - December 31, 2017	409,013		25.99		5.6	$-
Vested and expected to vest at December 31, 2017	719,001		$25.88		7.0	$-
(1) Amounts are before conversion
(2) Options outstanding on November 3, 2017, were converted to options to purchase common shares of Cempra (re-named Melinta in the merger) at a 0.0229 conversion ratio
Under the Melinta 2011 Plan, we granted 9,150,995 and 6,202,498 (209,494 and 142,037 after conversion, respectively) of stock options to employees during the years ended December 31, 2017 and 2016, respectively.

The weighted-average grant-date per share fair value of options granted under the Melinta 2011 Plan during the years ended December 31, 2017, 2016 and 2015 was $0.26 ($7.40 after conversion and re-valuation on November 3, 2017), $0.43 and $0.56, respectively. The total fair value of options that vested under the Melinta 2011 Plan during the years ended December 31, 2017, 2016 and 2015, was approximately $2.9 million,$2.3 million and $1.7 million, respectively. The intrinsic value of options exercised in 2017 was not material.

The following table summarizes certain information about all options outstanding as of December 31, 2017:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Remaining Contractual Term (in years)
$10.45 - $15.75	878,108	7.7	244,309	2.5
$17.04 - $27.52	543,487	6.9	310,791	5.1
$33.15 - $61.90	349,111	5.6	267,333	5.0
$63.95 - $96.25	97,063	2.4	94,279	2.2
$113.85 - $217.15	193,290	3.4	184,640	3.2
	2,061,059		1,101,352

Stock-Based Compensation—We use a Black-Scholes option-pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes option-pricing model requires the use of the subjective assumptions in order to determine the fair value of stock-based awards.

On November 3, 2017, in conjunction with the merger with Cempra, all outstanding options under the Melinta 2011 Plan converted to 732,499 options to purchase common shares of Cempra (re-named Melinta in the merger).  For accounting purposes, this was treated as a modification of the awards, generating a remeasurement of the estimated fair value of all vested and unvested Melinta

2011 Plan outstanding stock awards on the day of the stock conversion. After taking into consideration the terms of the Melinta 2011 Plan, the total remeasured estimated fair value of $2,362 on November 3, 2017, for the vested stock options was immediately recorded as additional stock-based compensation expense in the fourth quarter of 2017, since the options were fully vested and had no future service requirement. The remeasured fair value of the unvested options of $2,476 will be recognized as expense over the remaining service period of each grant.

On November 3, 2017, all outstanding stock options issued under the assumed 2006 Plan and 2011 Incentive Plan were remeasured to estimated fair value on the day assumed by Melinta. The estimated fair value of $2,626 on the day of acquisition of the acquired vested stock options related to prior service periods was recorded as additional purchase price for the acquisition of Cempra (see Note 3). The remeasured fair values will be used to record stock-based compensation expense for the unvested shares over the remaining service period for each grant.

Due to the different remaining contractual terms and remaining vesting periods of outstanding stock options on the day of merger from both the assumed 2011 Incentive Plan and Melinta 2011 Plan, a range of Black-Scholes assumptions were used to estimate the fair value on November 3, 2017.

The range of assumptions used to value outstanding unvested stock option grants for all plans—plus the vested stock option grants under the Melinta 2011 Plan on the merger date—were as follows:

	2017	2016	2015
Risk-free interest rate	1.8% - 2.1%	1.5%	2.3%
Weighted-average volatility	87.5% - 108.1%	67.1%	75.0%
Expected term - employee awards (in years)	3.1 - 6.1	6.0	6.0
Forfeiture rate	-	-	7%
Dividend yield	0%	0%	0%

The range of assumptions used calculate the estimated value of the acquire vested stock options under the 2006 Plan and the 2011 Equity Plan that was recorded as additional purchase price for the acquisition of Cempra at the merger date were as follows (the wide range of volatility was due to the various remaining expected terms for the options, some of which were less than one year):

November 3, 2017
Risk-free interest rate	1.2% - 2.0%
Weighted-average volatility	51.0% - 147.4%
Expected term - employee awards (in years)	0.2-5.6
Forfeiture rate	0%
Dividend yield	0%
•

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the option’s expected term.

•

Weighted-average Volatility—After the merger with Cempra, all outstanding options are to purchase common shares of Cempra (re-named Melinta in the merger). Since these shares are publicly traded, we primarily used the historical volatility information for the publicly traded shares. Prior to the merger, the Company had been privately held since inception. Therefore, there was no specific historical or implied volatility information available. Accordingly, prior to the merger, we determine volatility based on an average of reported volatility of selected peer companies in the pharmaceutical and biotechnology industry in a similar stage of development.

•

Expected Term—Our historical exercise behavior for previous grants does not provide a reasonable estimate for future exercise activity for employees who have been awarded stock options in the past three years. Therefore, the average expected term was calculated using the simplified method, as defined by GAAP, for estimating the expected term.

•

Forfeiture Rate—On January 1, 2016, Melinta adopted the guidance in ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, and changed its accounting policy for stock-based compensation to recognize stock option forfeitures as they occur rather than estimating an expected amount of forfeitures.

•	Expected Dividend Yield—We have never declared or paid any cash dividends and do not expect to pay any cash dividends in the foreseeable future.

In 2016 and 2017, Cempra issued time-vested restricted stock units (RSUs) from the 2011 Incentive Plan to certain employees, subject to continuous service with us at the vesting time. When vested, the RSU represented the right to be issued the number of shares of our common stock that is equal to the number of RSUs granted. On November 3, 2017, all outstanding RSUs issued under the acquired 2011 Incentive Plan were remeasured to fair value on the day acquired by Melinta. The estimated fair value of $834 on day of acquisition related to the prior service periods for unvested RSUs was recorded as additional purchase price for the acquisition of Cempra (see Note 3). After the merger, certain Cempra employees were terminated. Under their severance agreements and equity award clauses, the vesting of 82,000 RSUs was accelerated on the date of termination. In accordance with ASC 718, $573 of additional compensation expense was recognized in the fourth quarter of 2017, with the accelerated vesting. 62,000 common shares under the accelerated awards were issued in 2017, and 20,000 common shares will be issued in 2018 for the remaining accelerated award.

A summary of the activity related to our RSUs is as follows:

	Number of	Weighted
	Restricted	Average
	Stock Units	Merger-Date
	Outstanding	Fair Value
Balance - November 3, 2017	202,000	$11.65
Vested and issued	(62,000)	11.65
Forfeited	(3,000)	11.65
Balance - December 31, 2017	137,000	11.65
Vested at December 31, 2017	20,000	$11.65

Stock-based compensation reported in our statements of operations was as follows:

	Year Ended December 31,
	2017	2016	2015
Research and development	$651	$1,169	$787
General and administrative	5,799	1,346	998
Total	$6,450	$2,515	$1,785

No related tax benefits associated with stock-based compensation expense have been recognized and no related tax benefits have been realized from the exercise of stock options due to our net operating loss carryforwards.

Total aggregate unrecognized stock-based compensation cost under all the plans and inducement grants as of December 31, 2017, and the Melinta 2011 Plan on December 31, 2016, was $9,783 and $4,703, respectively. The unrecognized stock-based compensation as of December 31, 2017, will be recognized over a weighted-average period of 3.4 years.

NOTE 13 – INCOME TAXES

The Company utilizes the liability method of accounting for income taxes and deferred taxes which are determined based on the differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws. In assessing the realizability of the deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized through the generation of future taxable income. In making this determination, the Company assessed all of the evidence available at the time including recent earnings, forecasted income projections, and historical financial performance. The Company has fully reserved deferred tax assets as a result of this assessment.

The income tax expenses (benefits) from continuing operations are summarized as follows (these expenses (benefits) were included in Other income and expense in the Consolidated Statement of Operations):

	2017	2016
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	(103)	-
Deferred	-	-
	(103)	-
Total	$(103)	$-

The provision for income taxes differs from income taxes computed at the federal statutory tax rates for the years ended December 31, 2017 and 2016, due to the following items:

	2017	2016
Federal Statutory rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	0.2	5.0
Bargain purchase gain	15.9	-
Transaction cost	(2.3)	-
Interest expense	(2.3)	-
Impact of change in fair value of tranche assets and liabilities	0.2	(0.3)
Other permanent differences	(0.2)	-
Federal tax rate change	(75.3)	-
Change in valuation allowance	28.0	(41.0)
Research and development tax credits	3.3	2.2
Other	(1.3)	0.1
Effective income tax rate	0.2%	0.0%

On November 3, 2017, we completed our tax-free merger with Cempra. To reflect the opening balance sheet deferred tax assets and liabilities of Cempra, we recorded a net deferred tax asset of $107,688 offset with valuation allowance of $107,688. Under ASC 805, Business Combinations, we are required to recognize adjustments to provisional amounts during the measurement period as they are identified, and to recognize such adjustments retrospectively, as if the accounting for the business combination had been completed at the acquisition date. We will adjust the net deferred tax assets and valuation allowance during the remeasurement period, including any unrecognized tax positions. See Note 3 for further information regarding the merger.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but not limited to, a corporate tax decrease from 34% to 21% effective for tax years beginning after December 31, 2017, limitation of the business interest deduction, modification of the net operating loss deduction, reduction of the business tax credit for qualified clinical testing expenses for certain drugs for rare diseases or conditions, and acceleration of depreciation for certain assets placed into service after September 27, 2017.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record and provisional estimate in the financial statement.

We have calculated our best estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing, and, as a result, have recorded $44,438 as an additional income tax expense offset with $44,438 tax benefit from the change in the valuation allowance in the fourth quarter of 2017, the period in which the legislation was enacted. The adjustments to deferred tax assets and liability are provisional amounts estimated based on information available as of December 31, 2017. We will recognize any changes to the provisional amounts as we refine our estimates of our cumulative temporary differences related to Cempra’s opening balance sheet from the Merger, in accordance with ASC 805.

The tax effects of the temporary differences and net operating losses that give rise to significant portions of deferred tax assets are as follows (in thousands):

	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$172,481	$106,826
Tax credit carryforwards	24,924	7,386
Deferred revenue	3,364	-
Fixed assets	593	1,051
Stock compensation expense	2,503	2,406
Intangibles	3,978	1,008
Others	2,151	144
Total deferred tax assets	209,994	118,821
Less valuation allowance	(209,994)	(118,821)
Net deferred tax assets	$-	$-

We have established a full valuation allowance because we do not believe that it is more likely than not that we will generate sufficient taxable income to realize the deferred tax assets and, therefore, not recognize any benefits from the net operating losses, tax credits, and other deferred tax assets. For the year ended December 31, 2017, our valuation allowance decreased by $16,515, excluding the deferred tax asset valuation allowance of $107,688 associated with the Cempra merger. Further adjusted for the decrease of $44,438 related to the Act, our deferred tax asset valuation allowance increased by $27,923 in 2017 compared to an increase of $30,341 in 2016.

We have determined that our ability to utilize our previously generated federal net operating losses and federal tax credits would be limited under Sections 382 and 383 of the Internal Revenue Code (“Section 382”). The limitations under Section 382 apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregated ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). We determined that it will be subject to Section 382 limitations due to previous ownership changes, specifically associated with our recapitalization in 2012. In addition, future changes in stock ownership may trigger additional ownership changes and, consequently, additional Section 382 limitations. As of the fourth quarter of 2017, we have begun performing a Section 382 analysis to determine the Section 382 limitations from previous ownership changes and from the merger. We will adjust our net deferred tax assets and corresponding valuation allowance in the quarter when the analysis is completed, which we expect will be the first quarter of 2018.

As of December 31, 2017, we had, on a tax-effected basis, approximately $23,218 in tax credit carryforwards and $149,879 of federal net operating loss carryforwards that are available to offset taxable income in the future. The tax credit carryforwards will begin to expire in 2021. The federal net operating loss carryforwards begin to expire in 2020. State net operating loss carryforwards and tax credit carryforwards, on a tax-effected basis and net of federal tax benefits, are $22,601 and $1,706, respectively. The state net operating loss carryforwards begin to expire in 2020.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  With few exceptions, the major jurisdictions subject to examination by the relevant taxable authorities, and open tax years, stated as the Company's fiscal years, are as follows:

Jurisdiction	Open Tax Years
U.S. Federal	2014 - 2016
U.S. State	2014 - 2016

ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized.

As of December 31, 2017, we did not have any unrecognized tax benefits. To the extent penalties and interest would be assessed on any underpayment of income tax, our policy is that such amounts would be accrued and classified as a component of income tax expense in the financial statements. To date, we have not recorded any such interest or penalties.

NOTE 14 – STATE TAX EXCHANGE CREDIT

In the state of Connecticut, companies have the opportunity to exchange certain research and development tax credit carryforwards for a cash payment equal to 65% of the research and development tax credit. The research and development expenses that qualify for Connecticut tax credits are limited to those costs incurred within Connecticut. We have elected to participate in the exchange program and, as a result, have recognized net benefits of $105 and $160 for the years ended December 31, 2017 and 2016, respectively. These tax benefits are included in other income (expense), net in the accompanying statements of operations.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Leases

We are a lessee under lease agreements, as follows:

•	a lease for our principal research facility at 300 George Street, New Haven, Connecticut, that expires in August 2021;
•	a lease for our administrative facility at 300 Tri-State International, Lincolnshire, Illinois, that expires in March 2022; and
•	three leases for our office facilities at 6320 Quadrangle Drive, Chapel Hill, North Carolina, the last of which expires in March 2021.

The terms of the Connecticut lease provide for even rental payments over the life of the lease; the terms of the Illinois and North Carolina leases provide for rental payments on a graduated scale. For the lease in Connecticut and Illinois, we are required to pay a proportionate share of building operating expenses. We recognize rent expense on a straight-line basis over the noncancelable lease term of each lease.

Rent expense under operating leases for facilities and equipment was $907 and $690 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, minimum operating lease payments under noncancelable leases (as amended) were as follows:

Amounts
2018	$1,704
2019	1,450
2020	1,260
2021	770
2022 and thereafter	132
Total future minimum payments *	$5,316

*Minimum payments have not been reduced by minimum sublease rentals of $387 due in the future under noncancelable subleases

In May 2017, we entered into a fleet agreement with Automotive Rentals, Inc. (“ARI”) under which we lease vehicles for certain field-based employees. Under the fleet agreement, each vehicle is leased under a separate agreement for a term of up to four years. In connection with the fleet agreement, in June 2017, we issued to ARI a $200 letter of credit, which auto-renews annually. As of December 31, 2017, we had vehicles under lease with annual minimum lease payments totaling approximately $111. We have determined that these vehicle leases are operating leases under current U. S. GAAP because (i) we have no right to purchase the vehicles at any time, (ii) the future minimum lease payments are less than 90% of the fair value of the vehicles at the time of lease and (iii) our use of the vehicles does not exceed 75% of the vehicles useful lives. Accordingly, we are recognizing the lease payments as expense as incurred.

License Agreements with Future Payments

We are parties to several license agreements, under which we will be required to make payments based on the achievement of agreed-upon milestones or circumstances. As of December 31, 2017, we were not obligated to make any of the future payments discussed below.

Yale University. In December 2001, we entered into an exclusive license agreement with Yale University (“Yale”) under which we obtained an exclusive right to use certain technology related to the high-resolution X-ray crystal structure of a 50S ribosome through the term of Yale’s patent rights on such technology. In return, we issued 61 shares of our common stock. The fair value of the shares of $35 was charged to operations in 2001. In September 2004 and December 2009, the license agreement was amended to include additional 50S ribosome technology and 70S ribosome technology owned by Yale, and we paid Yale license fees of $15 upon each amendment. We use the licensed technology in our ESKAPE pathogen program. We are obligated to certain diligence requirements and have the right to grant sublicenses to third parties, although Yale is entitled to a portion of payments received from the sublicensees. Under the license agreement, we may be required to make payments to Yale of up to $900 upon achieving certain regulatory approval milestones for each of the first three products developed under the license. In accordance with the license agreement, Yale is also entitled to receive percentage royalty payments in the single digits based on net sales, if any, of products using the subject matter of the license. Upon the occurrence of certain events, Yale has the right to terminate the license agreement upon 60 days’ written notice to us, should we fail to make a material payment under the agreement, commit a material breach of the agreement, fail to carry insurance required by the agreement, cease to carry on our business, or become subject to bankruptcy or a similar insolvency event. We have the right to terminate the license agreement upon 90 days’ written notice to Yale. Unless earlier terminated, the agreement will continue in effect until the last of the licensed patents expires.

Medical Research Council. In March 2005, we entered into an exclusive license agreement with the Medical Research Council (“MRC”) under which we acquired rights to certain patent applications and other intellectual property related to the high-resolution X-ray crystal structure of a 30S ribosome through the term of the MRC’s patent rights on such technology. Upon entering into the license agreement, we paid the MRC a license fee of $10. We use the licensed technology in our ESKAPE pathogen program. We are obligated to certain diligence requirements and have the right to grant sublicenses to third parties. Under the license agreement, we may be required to pay the MRC an aggregate of $610 upon the achievement of specified development and regulatory approval milestones for a pharmaceutical product and $100 for a diagnostic product. In accordance with the license agreement, the MRC is also entitled to receive percentage royalty payments in the single digits based on net sales, if any, of licensed pharmaceutical and diagnostic products. We and the MRC have the right to terminate the license agreement upon 30 days’ written notice if the other party commits a material breach of the agreement or an insolvency event occurs with respect to the other party, and the MRC may terminate the agreement if we challenge the protection of the licensed patent rights and know-how. Unless earlier terminated, the term of the agreement continues until the expiration of the last to expire claim of the licensed patent rights on a country-by-country basis.

Wakunaga Pharmaceutical Co., Ltd. In May 2006, we and Wakunaga executed a license agreement under which we acquired rights to certain patents, patent applications, and other intellectual property related to Baxdela. To date, we have made $9,600 of nonrefundable payments to Wakunaga. Under the license, we have the right to grant sublicenses, although Wakunaga is entitled to a substantial portion of nonroyalty income received from a sublicense of the Wakunaga technology. Pursuant to an amendment of the license agreement in November 2012, and later amended in May 2017, the future payments under the license agreement were adjusted. The license agreement, as amended, provided for potential additional future payments of up to $9,000 to Wakunaga upon the achievement of specified development and regulatory milestones, in addition to potential future sales milestone payments, and tiered royalty payments in the single digits on net sales, if any, of the licensed product. Of the $9,000, we paid Wakunaga $1,590 in March 2017 in connection with our license and collaboration agreement with Menarini (see Note 8) and we owed $6,000 in June 2017 in connection with the FDA approval of Baxdela, of which we paid $4,000 in 2017 and the remaining $2,000 is expected to be paid in June 2018. Wakunaga has certain termination rights, should we fail to perform our obligations under the agreement, we become subject to bankruptcy or similar events, or our business is transferred or sold and the successor requires us to terminate a substantial part of our development activities under the agreement. We have the right to terminate the license for cause upon six months’ written notice to Wakunaga. Unless earlier terminated, the license agreement will continue in effect on a country-by-country and product‑by‑product basis until we is no longer required to pay any royalties, which is the later of the date the manufacture, use or sale of a licensed product in a country is no longer covered by a valid patent claim, or a specified number of years following the first commercial sale in such country.

CyDex Pharmaceuticals, Inc. In November 2010, we entered into a license and supply agreement with CyDex Pharmaceuticals, Inc. (now a wholly-owned subsidiary of Ligand Pharmaceuticals Incorporated, both hereafter referred to as Ligand) under which we obtained an exclusive right, under certain patents and patent applications, to use Ligand’s beta sulfobutyl cyclodextrin, Captisol, in our development and commercialization of a Baxdela product. In addition, under the terms of the license agreement, we obtained a nonexclusive license to Ligand’s Captisol data package. Upon entering into the license agreement, we made a nonrefundable payment of $300 to Ligand. In January 2011, May 2013, October 2016 and July 2017, we made milestone payments to Ligand under the agreement of $150, $500, $1,500 and $1,500, respectively. We are obligated to certain diligence requirements and have the right to grant sublicenses to third parties. The license agreement provides for payments of up to $600 to Ligand upon the achievement of future development and commercial milestones, and obligations to make percentage royalty payments in the single digits based on net sales, if any, of the licensed product. Additionally, we have agreed to purchase our requirements of Captisol from Ligand for use in a Baxdela product, with pricing established pursuant to a tiered pricing schedule. Ligand has certain rights to terminate the agreement following a cure period, should we fail to perform our obligations under the agreement. In addition, Ligand may terminate the agreement immediately if we fail to pay milestones or royalties due under the agreement or if we becomes subject to bankruptcy or similar events. We have the right to terminate the license upon 90 days’ written notice to Ligand. Unless earlier terminated, the agreement will continue in effect until the expiration of our obligation to pay royalties. Such obligation expires, on a country-by-country basis, over a specified number of years following the expiration date of the last valid claim of a licensed product in the country of sale; if there has never been a valid claim of a licensed product in the country of sale, then such number of years after the first sale of the licensed product in such country.

Radezolid. In December 2014, we entered into a license agreement with a contract research organization (“CRO”) for the development and commercialization of Radezolid in topical formulations for a variety of dermatological indications. Melinta retains the option to co-develop or fully regain rights to Radezolid upon completion of specific development milestones. In March 2016 and February 2017, we paid milestones totaling $900 and $450, respectively, to the CRO under this license agreement, which was recorded as an expense when paid. In addition, in 2017 we agreed to reimburse the CRO up to $250 of certain development expenses, of which we accrued $117 in the fourth quarter of 2017.

Commitments Assumed in the Merger with Cempra, Inc.

Optimer Pharmaceuticals, Inc. (now owned by Merck). In March 2006, Cempra entered into a Collaborative Research and Development and License Agreement with Optimer, a biotechnology company focused on discovering, developing and commercializing innovative anti-infective products. Under this agreement, we obtained access to a library of over 500 macrolide compounds, including solithromycin. Optimer was acquired by Cubist in October 2013, which in turn was acquired by Merck in 2015.  Optimer granted us an exclusive license to these compounds in all countries of the world except the member-nations of the Association of Southeast Asian Nations (“ASEAN”)—which are Brunei Darussalam, Cambodia, Indonesia, Laos, Malaysia, Myanmar (Burma), the Philippines, Singapore, Thailand and Vietnam—with the right to sublicense, under Optimer’s patents and know-how related to certain macrolide and ketolide antibiotics and related proprietary technology. The exclusivity of our license is potentially subject to the U.S. government’s right to obtain a non-exclusive, irrevocable, royalty-free, paid-up right to practice and have practiced certain patents worldwide. As partial consideration for granting us such license, we issued shares of our common stock to Optimer. We also have an obligation to make additional payments upon achievement of specified development, regulatory and commercialization milestones. The aggregate amount of such milestone payments we may need to pay is based in part on the number of products developed under the agreement. The aggregate amount would be $27.5 million if four products are developed and gain FDA approval. Additional limited milestone payments would be due if we develop more than four products. In July 2010 and July 2012, Cempra made $0.5 million and $1.0 million milestone payments, respectively to Optimer after our successful completion of the Phase 1 and Phase 2 trials for oral solithromycin, respectively. If we decide to pursue further development of solithromycin, we will owe a milestone payment of $9.5 million upon FDA approval of solithromycin. We are also obligated to make tiered, mid-single-digit royalty payments to Optimer based on annual net sales of licensed products outside the ASEAN countries, which royalties are subject to reduction in the event additional licenses are obtained from third parties in order to practice our rights under the agreement and/or we are required to grant a compulsory license to a third party.

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

The Scripps Research Institute. Effective June 12, 2012, Cempra entered into a license agreement with The Scripps Research Institute (“TSRI”), whereby TSRI licensed rights to us, with rights of sublicense, to make, use, sell, and import products for human or animal therapeutic use that use or incorporate one or more macrolides as an active pharmaceutical ingredient and is covered by certain patent rights owned by TSRI claiming technology related to copper-catalyzed ligation of azides and acetylenes. The rights licensed to us are exclusive as to the People’s Republic of China (excluding Hong Kong), South Korea and Australia, and are non-exclusive in all other countries worldwide, except ASEAN, which are not included in the territory of the license. Under the terms of the agreement with TSRI, Cempra paid a one-time only, non-refundable license issue fee in the amount of $350,000 which was charged to research and development expense in the second quarter of 2012. Our rights under the agreement are subject to certain customary rights of the U.S. government that arise or result from TSRI’s receipt of research support from the U.S. government.

Cempra was also obligated to pay annual maintenance fees to TSRI in the amount of (i) $50,000 each year for the first three years (beginning on the first anniversary of the agreement), and (ii) $85,000 each year thereafter (beginning on the fourth anniversary of the agreement). (The annual maintenance fees will continue after the merger.) Each calendar year’s annual maintenance fees will be credited against sales royalties due under the agreement for such calendar year. Under the terms of the agreement, we must pay TSRI low single-digit percentage royalties on the net sales of the products covered by the TSRI patents for the life of the TSRI patents, a low single-digit percentage of non-royalty sublicensing revenue received with respect to countries in the nonexclusive territory and a mid-single-digit percentage of sublicensing revenue received with respect to countries in the exclusive territory, with the sublicensing revenue royalty in the exclusive territory and the sales royalties subject to certain reductions under certain circumstances. TSRI is eligible to receive milestone payments of up to $1.1 million with respect to regulatory approval in the exclusive territory and first commercial sale, in each of the exclusive territory and nonexclusive territory, of the first licensed product to achieve those milestones that is based upon each macrolide covered by the licensed patents. Each milestone is payable once per each macrolide. Each milestone payment made to TSRI with respect to a particular milestone will be creditable against any payment due to TSRI with respect to any sublicense revenues received in connection with the achievement of such milestone. Pursuant to the terms of the Optimer Agreement, any payments made to TSRI under this license for territories subject to the Optimer Agreement can be deducted from any sales-based royalty payments due under the Optimer Agreement up to a certain percentage reduction of the royalties due to Optimer.

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

BARDA. In May 2013, Cempra entered into an agreement with the BARDA for the evaluation and development of solithromycin for the treatment of bacterial infections in pediatric populations and infections caused by bioterror threat pathogens, specifically anthrax and tularemia.

The agreement is a cost plus fixed fee development contract, with a base performance segment valued at approximately $18.7 million, and four optional work segments that BARDA may request in its sole discretion. If all four option segments are requested, the cumulative value of the agreement would be approximately $68.2 million and the estimated period of performance would be until approximately May 2018. Three of the options are cost plus fixed fee arrangements, and one option is a cost sharing arrangement for which we are responsible for a designated portion of the costs associated with that work segment. The period of performance for the base performance segment was May 2013 through February 2016.

BARDA exercised the second option in November 2014.  The value of the second option work segment is approximately $16.0 million and the period of performance was November 2014 through April 2017. In February 2016, BARDA exercised the third option work segment of the agreement, which is intended to fund a Phase 2/3 study of intravenous, oral capsule and oral suspension formulations of solithromycin in pediatric patients from two months old to 17 years with CABP. This option is a cost sharing arrangement under which BARDA will contribute $25.5 million and we will be responsible for an additional designated portion of the costs associated with the work segment. In September 2016, the contract was modified to increase the third option work segment by $8.0 million for increased manufacturing work related to the development of a second supply source for solithromycin. The amendment raises the value of the third option work segment to approximately $33.5 million. The estimated period of performance of this option work segment runs through May 2018.

Toyama Chemical Co., Ltd. Under our agreement with Optimer, we have global rights (other than ASEAN countries) to solithromycin. In May 2013, Cempra entered into a license agreement with Toyama whereby it licensed to Toyama the exclusive right, with the right to sublicense, to make, use and sell any product in Japan that incorporates solithromycin as its sole API for human therapeutic uses, other than for ophthalmic indications or any condition, disease or affliction of the ophthalmic tissues. Toyama also has a nonexclusive license in Japan and certain other countries, with the right to sublicense, to manufacture or have manufactured API for solithromycin for use in manufacturing such products, subject to limitations and obligations of the concurrently executed supply agreement discussed below. Toyama has granted us certain rights to intellectual property generated by Toyama under the license agreement with respect to solithromycin or licensed products for use with such products outside Japan or with other solithromycin-based products inside or outside Japan. Toyama has successfully completed a Phase 1 trial in healthy Japanese volunteers, a Phase 1 trial to measure solithromycin levels in the upper respiratory tract, and a Phase 2 trial in CABP. In December 2016, Toyama initiated Phase 3 trials in patients infected with CABP and other respiratory infections. Toyama and we are sharing the results of our respective development activities.

As consideration for the execution of the license agreement, Toyama paid us an upfront payment of $10.0 million. Toyama is also obligated to pay us up to an aggregate of $60.0 million in milestone payments, depending on the achievement of various regulatory, patent, development and commercial milestones. The first of these milestones was achieved in the third quarter of 2014 for which Cempra received a payment of $10.0 million from Toyama. In March 2015, Cempra recognized a $10.0 million milestone from Toyama based on the Japan Patent Office issuing a Decision of Allowance for our patent covering certain crystal forms of solithromycin in Japan, which payment was received in April 2015. In October 2016, Cempra received a $10.0 million milestone payment when Toyama decided to progress to Phase 3 studies. Under the terms of the license agreement, Toyama must also pay us a royalty equal to a low-to-high first double decimal digit percentage of net sales, subject to downward adjustment in certain circumstances.

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

As part of the license agreement, Toyama and Cempra also entered into a supply agreement, whereby we will be the exclusive supplier (with certain limitations) to Toyama and its sublicensees of API for solithromycin for use in licensed products in Japan, as well as the exclusive supplier to Toyama and its sublicensees of finished forms of solithromycin to be used in clinical trials in Japan. Pursuant to the supply agreement, Toyama will pay us for such clinical supply of finished product and all supplies of API for solithromycin for any purpose, other than the manufacture of products for commercial sale in Japan, at prices equal to our costs. All API for solithromycin supplied by us to Toyama for use in the manufacture of finished product for commercial sale in Japan will be ordered from us at fixed prices determined by our agreement, which currently exceeds our expected cost to supply such API. Accordingly, we recorded $5,330 as part of the Cempra merger fair value adjustments upon assuming this agreement. The supply agreement will continue until the expiration or termination of the license agreement. Either party may terminate the supply agreement for an uncured material breach or in the event of insolvency of the other party, with Toyama’s right to terminate for our breach subject to certain further conditions in the case of our failure to supply API for solithromycin or clinical supply.

FUJIFILM Finechemicals Co., Ltd. In January 2016, Cempra entered into a supply agreement with FUJIFILM Finechemicals Co., Ltd. (“FFFC”), which is intended to provide us with solithromycin in sufficient quantities and at reasonable prices to ensure we meet our obligation to Toyama under the supply agreement. We may be subject to a minimum purchase obligation for a designated number of years in the event of the successful completion of a manufacturing facility to be built and validation studies to be conducted by FFFC that could run to $80.0 million in the aggregate, which expense would be reduced by any supply sold to Toyama. The agreement’s initial term runs until December 16, 2025. After the end of the initial term, and at the end of each year thereafter, the term will automatically extend for an additional year unless either party gives written notice to the other of its intent to terminate within a designated period of time prior to the expiration of the term, in which case the agreement will terminate at the end of such term. The parties may at any time terminate the agreement by mutual written consent. Each party has the right to terminate the agreement immediately if there is a product failure, the other party becomes involved in bankruptcy, insolvency or similar proceedings or materially breaches the agreement and such breach remains uncured for a period of time following notice of the breach. A violation by us of the minimum purchase obligation is considered a material breach. We have the right to terminate the agreement upon written notice if there is a supply failure. We also may terminate in the event that FFFC cannot provide us with solithromycin for more than a designated period of time. Upon termination, any unfulfilled binding portion of the forecast must be delivered by FFFC and paid for by us. We also may elect to purchase the remaining inventory of FFFC’s solithromycin and any remaining raw materials. If FFFC terminates the agreement for a material breach by us and, prior to such termination, (i) FFFC has constructed a facility in Japan for the primary purpose of manufacturing API for us under the agreement and (ii) such facility is completed and fully operational and qualified for the manufacture of API for delivery thereunder, then, except to the extent otherwise agreed to by the parties, we may be subject to declining penalties that could aggregate as much as $17.5 million.

All payments made under these license agreements have been expensed as research and development expenses in our statements of operations.

Contingencies

As discussed in Notre 3, on November 3, 2017, Melinta merged with Cempra, Inc. in a business combination. Prior to the merger, on November 4, 2016, a securities class action lawsuit was commenced in the United States District Court, Middle District of North Carolina, Durham Division, naming Cempra, Inc. (now known as Melinta Therapeutics, Inc.) (for purposes of this Contingencies section, “Cempra”) and certain of Cempra’s officers as defendants.  Two substantially similar lawsuits were filed in the United States District Court, Middle District of North Carolina on November 22, 2016 and December 30, 2016, respectively. Pursuant to the Private Securities Litigation Reform Act, on July 6, 2017, the court consolidated the three lawsuits into a single action and appointed a lead plaintiff and co-lead counsel in the consolidated case. On August 16, 2017, the plaintiff filed a consolidated amended complaint.  Plaintiff alleges violations of the Securities Exchange Act of 1934 (the “Exchange Act”) in connection with allegedly false and misleading statements made by the defendants between July 7, 2015 and November 4, 2016 (the “Class Period”). Plaintiff seeks to represent a class comprised of purchasers of Cempra’s common stock during the Class Period and seeks damages, costs and expenses and such other relief as determined by the court. On September 29, 2017, the defendants filed a motion to dismiss the consolidated amended complaint. On November 13, 2017, the plaintiff filed an opposition to the defendants’ motion to dismiss the consolidated amended complaint. On December 4, 2017, the defendants filed a reply brief. The motion remains pending and oral argument has yet to be scheduled. Cempra believes it has meritorious defenses and intends to defend the lawsuit vigorously. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.

On December 21, 2016, a shareholder derivative lawsuit was commenced in the North Carolina Durham County Superior Court, naming certain of Cempra’s  former and current officers and directors as defendants and Cempra as a nominal defendant, and asserting claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and corporate waste (the “December 2016 action”). A substantially similar lawsuit was filed in the North Carolina Durham County Superior Court on February 16, 2017 (the “February 2017 Action”). The complaints are based on similar allegations as asserted in the securities lawsuits described above, and seek unspecified damages and attorneys’ fees. Both cases were served and transferred to the North Carolina Business Court as mandatory complex business cases. The Business Court consolidated the February 2017 Action into the December 2016 Action and appointed counsel for the plaintiff in the December 2016 Action as lead counsel. On July 6, 2017, the court stayed the action pending resolution of the putative securities action. That stay has since been lifted. The plaintiff filed an amended complaint on December 29, 2017, and was required to file a further amended complaint by February 6, 2018. On February 6, 2018, the plaintiff filed his second amended complaint. Cempra believes it has meritorious defenses and intends to defend the lawsuit vigorously. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.

On January 3, 2018, the plaintiff who commenced the February 2017 Action, which was subsequently consolidated into the December 2016 Action, transmitted to the Acting Chief Executive Officer of Cempra a litigation demand (the “Demand”).  The Demand requested that Cempra’s Board of Directors (the “Board”) “commence an independent investigation into the matters raised” in the complaint filed in the February 2017 Action and the Demand, “take any and all appropriate steps for Cempra to recover, through litigation if necessary, the damages proximately caused by the directors' and officers' alleged breaches of fiduciary duty,” and “implement corporate governance enhancements to prevent recurrence of the alleged wrongdoing.”  The Board has not yet formally responded to the Demand.

On July 31, 2017, a shareholder derivative lawsuit was commenced in the Court of Chancery of the State of Delaware, naming certain of Cempra’s former and current officers and directors as defendants and Cempra as nominal defendant, and asserting claims for breach of fiduciary duty, unjust enrichment, and corporate waste. The complaint is based on similar allegations as asserted in the putative securities class action described above, and seeks unspecified damages and attorneys’ fees. On October 23, 2017, the defendants filed a motion to dismiss or, in the alternative, stay, the complaint, which was supported by an opening brief filed on November 9, 2017. On January 8, 2018, the plaintiff filed his answering brief in opposition to the defendants’ motion.  The defendants filed their reply in support of their motion on February 7, 2018.  The motion remains pending. Cempra believes it has meritorious defenses and intends to defend the lawsuit vigorously. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.

On January 3, 2018, the plaintiff who commenced the February 2017 Action, which was subsequently consolidated into the December 2016 Action, transmitted to the Acting Chief Executive Officer of Cempra a litigation demand (the “Demand”).  The Demand requested that Cempra’s Board of Directors (the “Board”) “commence an independent investigation into the matters raised” in the complaint filed in the February 2017 Action and the Demand, “take any and all appropriate steps for Cempra to recover, through litigation if necessary, the damages proximately caused by the directors' and officers' alleged breaches of fiduciary duty,” and “implement corporate governance enhancements to prevent recurrence of the alleged wrongdoing.”  The Board has not yet formally responded to the Demand.

On July 31, 2017, a shareholder derivative lawsuit was commenced in the Court of Chancery of the State of Delaware, naming certain of Cempra’s former and current officers and directors as defendants and Cempra as nominal defendant, and asserting claims for breach of fiduciary duty, unjust enrichment, and corporate waste. The complaint is based on similar allegations as asserted in the putative securities class action described above, and seeks unspecified damages and attorneys’ fees. On October 23, 2017, the defendants filed a motion to dismiss or, in the alternative, stay, the complaint, which was supported by an opening brief filed on November 9, 2017. On January 8, 2018, the plaintiff filed his answering brief in opposition to the defendants’ motion.  The defendants filed their reply in support of their motion on February 7, 2018.  We believe we have meritorious defenses and intend to defend the lawsuit vigorously. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.

On September 15, 2017, a shareholder derivative lawsuit was commenced in the United States District Court for the Middle District of North Carolina, Durham Division, naming certain of Cempra’s former and current officers and directors as defendants and Cempra as nominal defendant, and asserting claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste, and violation of Section 14(a) of the Exchange Act. The complaint is based on similar allegations as asserted in the putative securities class action described above, and seeks unspecified damages and attorneys’ fees. On December 1, 2017, the parties filed a joint motion seeking to stay the shareholder derivative lawsuit pending resolution of the putative securities class action, which stipulation was ordered by the court on December 11, 2017. Cempra believes it has meritorious defenses and intends to defend the lawsuit vigorously. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.

On September 27, 2017, and October 6, 2017, putative class action complaints were filed against Cempra, members of its board of directors and Melinta Therapeutics, Inc. (now known as Melinta Subsidiary Corp.) (for the purposes of this Contingencies section, “Melinta”) on behalf of the public stockholders of Cempra in the United States District Court for the Middle District of North Carolina. The complaints allege that the preliminary proxy statement issued in connection with the proposed merger between Cempra and Melinta omitted material information in violation of Sections 14(a) and 20(a) of the Exchange Act, rendering the preliminary proxy statement false and misleading. On February 7, 2018, the plaintiffs and the defendants executed a settlement agreement that resolved plaintiffs’ claims with prejudice as to the named plaintiffs and without prejudice to any other member of the putative class. Defendants have agreed to pay attorneys’ fees of $263 in connection with settlement of the actions. Accordingly, we have accrued approximately $263, as of December 31, 2017, for settlement of the actions.

Other than as described above, we are not a party to any legal proceedings and we are not aware of any claims or actions pending or threatened against us. In the future, we might from time to time become involved in litigation relating to claims arising from our ordinary course of business.

NOTE 16 – BENEFIT PLAN

We have a 401(k) Plan in which all of our employees are eligible to participate. Each year, we may, but are not required to, make matching contributions to the 401(k) Plan. For the years ended December 31, 2017 and 2016, we made matching contributions to the 401(k) Plan of $475 and $306, respectively.

NOTE 17 – RELATED PARTY TRANSACTIONS

We use various software tools in the research and development discovery process. These tools are licensed at market rates from a company owned by Dr. William Jorgensen. Dr. Jorgensen is a founder of the Company and is the spouse of our Chief Scientific Officer. Total fees paid to Dr. Jorgensen’s company were $40 and $43 for the years ended December 31, 2017 and 2016, respectively.

Dr. Thomas Koestler was our non-executive Chairman of the Board prior to the merger with Cempra and is engaged by our largest investor. Dr. Koestler received compensation for his role in the amount of $126 and $150 for the years ended December 31, 2017 and 2016, respectively. In addition, during the year ended December 31, 2015, we granted options (stated in post-merger quantities and prices) to purchase 18,207 shares with an exercise price of $38.00; and, during the year ended December 31, 2017, granted additional options to purchase 1,669 shares with an exercise price of $20.97. In 2017, we recorded $151 share-based compensation related to these options, including expense driven by grant modifications discussed in Note 12. Dr. Koestler stepped down as Chairman of the Board in November 2017, in conjunction with the merger with Cempra, but remains on our board as a director.

In August 2015, we entered into a supply and distribution agreement with Malin Life Sciences Holdings Limited (“Malin”), an investor of the Company. Pursuant to the terms and conditions of the supply and distribution agreement, Malin or its affiliates are entitled to exclusive rights to obtain product approval, procure supply from us and to commercialize Baxdela in Africa and the Middle East. In connection with the supply and distribution agreement, we are entitled to receive a royalty percentage of net sales of Baxdela. No upfront payments were received or paid in connection with this agreement.

In 2016 and 2017, we issued Convertible Promissory Notes to certain of our investors, none of which are outstanding as of December 31, 2017. See Note 5 for discussion of these notes.

NOTE 18 – SELECTED QUARTERLY DATA (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Revenue	$22,463	$3,979	$3,191	$4,231
Operating expenses
Research and development	12,917	14,075	10,884	11,599
Selling, general and administrative	7,973	7,699	10,304	37,349
Loss from operations	1,573	(17,795)	(17,997)	(44,717)
Total Other (Income) Expense, net	1,647	2,631	1,639	(25,937)
Net loss	$(74)	$(20,426)	$(19,636)	$(18,780)
Accretion of preferred dividends	(5,720)	(5,721)	(5,720)	(2,098)
Net loss available to shareholders	$(5,794)	$(26,147)	$(25,356)	$(20,878)
Net loss per share - basic and diluted	$(208.16)	$(884.09)	$(857.35)	$(1.48)
Weighted average shares used in calculating basic and diluted net loss per share	27,835	29,575	29,575	14,104,689

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Revenue	$-	$-	$-	$-
Operating expenses
Research and development	13,754	9,847	9,888	16,302
Selling, general and administrative	5,759	4,951	4,114	4,586
Loss from operations	(19,513)	(14,798)	(14,002)	(20,888)
Total Other (Income) Expense, net	1,802	771	664	1,494
Net loss	$(21,315)	$(15,569)	$(14,666)	$(22,382)
Accretion of preferred dividends	(5,116)	(5,332)	(5,335)	(5,334)
Net loss available to shareholders	$(26,431)	$(20,901)	$(20,001)	$(27,716)
Net loss per share - basic and diluted	$(1,150.42)	$(909.85)	$(870.67)	$(1,186.17)
Weighted average shares used in calculating basic and diluted net loss per share	22,975	22,972	22,972	23,366

NOTE 19 – ACQUISITION OF THE INFECTIOUS DISEASE BUSINESS OF MEDICINES

On November 28, 2017, Melinta entered into a Purchase Agreement with Medicines under which we acquired a group of antibiotic drug businesses of Medicines and certain other assets known, collectively, as the IDB. The acquisition was approved by the shareholders of Melinta at a special meeting held on December 27, 2017, and the acquisition closed on January 5, 2018. We incurred $2.6 million of expenses for the year ended December 31, 2017, related to legal and other services in connection with the IDB acquisition.

Pursuant to the terms of the Purchase Agreement, we acquired the capital stock of certain subsidiaries of Medicines and three antibiotic products and line extensions thereof (Vabomere, Minocin and Orbactiv) (the “Products”). The purchase price consisted of (i) a payment of $165.0 million in cash and the issuance to Medicines of 3,313,702 shares of Melinta common stock, which was calculated by dividing $50.0 million by $15.08886, representing 90% of the volume weighted average price of the common stock for the trailing 10 trading day period ending three trading days prior to the closing date; and the assumption of certain net liabilities related to the acquired business. In addition, we will make two additional payments of $25.0 million following each of the twelve and eighteen month anniversaries of the closing date, and we will pay royalties on certain annual net sales of the acquired antibiotic products.

The purchase price for the acquisition of IDB is as follows:

•	Cash of $165,000;
•	Common stock of $54,510;
•	The present value of two payments of $25,000 each due in January and July 2019; and
•	The present value of contingent milestone payments due upon the occurrence of certain sales-based milestones.

We are currently completing our analysis of the present values of the milestone payments, considering the probability and timing of the various milestones. We expect to complete our analysis in the first quarter of 2018.

The purchase price allocation will be based on the fair values of assets, including identifiable intangible assets acquired, and the fair values of liabilities assumed as of January 5, 2018. We are currently in the process of completing a valuation of significant identifiable intangible assets acquired and intangible liabilities assumed and determining the fair values of other assets and liabilities. We have excluded the ASC 805, Business Combinations, required disclosures of pro forma revenue and earnings of the combined entity as though the business combination occurred as of the beginning of 2016.  The disclosure of this information is impracticable at the time of issuing our consolidated financial statements herein, as both the preliminary valuation of intangible assets acquired and liabilities assumed and preliminary allocation of the purchase price are both incomplete.  In addition, the IDB 2017 financial statements are not yet available. Once the preliminary valuation and allocation of purchase price are completed, and the IDB 2017 financial statements are available, we can determine the appropriate pro forma adjustments directly attributable to the business combination with IDB and provide a meaningful disclosure of unaudited pro forma revenue and earnings of the combined entity.

Medicines agreed to provide certain transition services to us to facilitate the transition of the supply, sale and distribution of the Products in exchange for agreed upon compensation. We expect these transition services will be completed by the third quarter of 2018.

In connection with the acquisition of the IDB, we entered into a new financing agreement, the Senior Secured Credit Facility (the “Credit Facility”) with an affiliate of Deerfield Management Company, L.P. (together with certain funds managed by Deerfield Management Company, L.P., (“Deerfield”)). The Credit Facility provides up to $240,000 in debt and equity financing, with a term of six years. Deerfield made an initial disbursement of $147,774 in loan financing. Deerfield also purchased 3,127,846 shares of Melinta common stock for $42,226 under the Credit Facility, for a total initial financing of $190,000. The interest rate on the debt portion of this initial financing is 11.75%. The additional $50,000 of debt financing is available after we have achieved certain revenue thresholds, and, if drawn, will bear an interest rate of 14.75%. Pursuant to the Credit Facility, Deerfield also acquired warrants (held by certain funds managed by Deerfield) for the purchase of 3,792,868 shares of Melinta common stock at a purchase price per share of $16.50, which represents 110% of the closing price for the Common Stock on November 28, 2017. Under the terms of the Credit Facility, we are able to secure a revolver credit line of up to $20,000. Deerfield holds a first lien on all of our assets, including our intellectual property, but would hold a second lien behind a revolver for working capital accounts. The Credit Facility allows for prepayment beginning in January 2021, with prepayment penalties equal to 2% plus a percentage of annual interest at the time of prepayment ranging between 25% and 75%.

Also in connection with the acquisition of IDB, Melinta received $40,000 in additional equity financing from existing and new investors. The proceeds of these arrangements were used primarily to fund the acquisition and retire the 2017 Loan Agreement.

NOTE 20 –NET LOSS PER SHARE

Basic net loss attributable to common shareholders per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. During periods where we might earn net income, we would allocate to participating securities a proportional share of net income determined by dividing total weighted-average participating securities by the sum of the total weighted-average common shares and participating securities (the “two-class method”). Our preferred stock participates in any dividends declared by us and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods where we incurred net losses, we allocate no loss to participating securities because they have no contractual obligation to share in our losses. We computed diluted loss per common share after giving consideration to the dilutive effect of stock options and warrants that are outstanding during the period, except where such nonparticipating securities would be antidilutive. Because we have reported net losses for the years ended December 31, 2017, 2016 and 2015, diluted net loss per common share is the same as basic net loss per common share for those periods. The weighted-average shares outstanding, reported loss per share and potential dilutive common share equivalents for the periods prior to November 3, 2017, the date of the Cempra merger, have been retrospectively adjusted to reflect historical weighted-average number of common shares outstanding multiplied by the exchange ratio established in the merger agreement.

The following potentially dilutive securities (in common stock equivalent shares) have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	December 31,
	2017	2016	2015
Options to purchase common stock	2,061,059	600,035	499,550
Preferred stock warrants	-	31,655	31,655
Unvested restricted stock	320,661	-	-
Common stock warrants	59,566	47	47
Convertible preferred stock	-	5,830,145	5,531,479
	2,441,286	6,461,882	6,062,731

NOTE 21 – SEVERANCE

In connection with the merger with Cempra, we recognized severance-related costs of $6,108 in the fourth quarter of 2017 (including accretion expense for the long-term portion of the costs, which was not material) under ASC 712, Compensation — Nonretirement Postemployment Benefits and ASC 715, Compensation—Retirement Benefits. We also recognized $1,547 of expense related to the acceleration of equity awards for terminated employees under ASC 718 (see Note 12). These costs relate to both executives and non-executives under established individual employment plans and corporate-wide severance plans. The legacy Cempra entity had put in place a severance plan that provided severance benefits to employees who, in connection with a change-in-control event, either were terminated or resigned due to having a diminished role going forward with the combined company. The legacy Cempra executives’ Change in Control Severance Agreements were effective in June 2017, and the severance provisions of these agreements were triggered upon the close of the merger with Cempra on November 3, 2017.

Most of the affected employees were notified that they would be terminated in connection with the change-in-control event in advance of the merger, and the Company recognized the associated severance costs when the liability became probable, which was after the merger closed. The postemployment benefits for the individuals include continued salary and benefits for a period of time determined by historical length of service to, and role with, the Company (up to six months for non-executives, 18 months for executives, and 24 months for the CEO), outplacement services and contractual or prorated bonuses. Prior to the announced terminations in the fourth quarter, Melinta recognized $275 of accrued bonuses recorded earlier in the year that will be paid out to the terminated employees as additional severance payments.

Melinta also assumed an existing pre-merger liability recorded by Cempra for a prior termination unrelated to the merger with Melinta, plus year-to-date 2017 bonus accruals related to certain Cempra employees terminated after the merger that will be paid out as additional severance, both liabilities totaling $769.

Cash payments of $431 were made in the fourth quarter of 2017 for all pre- and post-merger terminated employees. As of December 31, 2017, a total of $6,721 (net of $248 net present value discount) was included in accrued expenses or long-term liabilities, depending on the timing of the payments. Of that total, we expect to pay $5,503 in 2018 and $1,466 in 2019.