Form 10-K/A
period 2017-12-31
MELINTA THERAPEUTICS, INC. /NEW/
filed 2018-04-30
CIK 1461993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________

Form 10-K/A

(Amendment No. 1)

_______________________________

☒	(ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number:  001-35405

MELINTA THERAPEUTICS, INC.

(Exact name of registrant specified in its charter)

Delaware	2834	45-4440364
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 27, 2018, there were 31,345,654 shares of the registrant’s common stock, $0.001 par value, outstanding.

EXPLANATORY NOTE

On March 16, 2018, Melinta Therapeutics, Inc. (the “Company” or “Melinta”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment,” and together with the Original Form 10-K, the “Form 10-K”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors will be filed by April 30, 2018 (i.e., within 120 days after the end of the company’s 2017 fiscal year). Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on March 16, 2018, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

Directors

Name	Age	Position
Kevin T. Ferro	47	Chairman of the Board of Directors
Jay Galeota	52	Director
David Gill	63	Director
Cecilia Gonzalo	43	Director
John H. Johnson	60	Director
Thomas P. Koestler, Ph.D.	66	Director
Garheng Kong, M.D., Ph.D.	42	Director
Daniel Wechsler	50	Director, President and Chief Executive Officer
David Zaccardelli, Pharm.D.	53	Director

Kevin T. Ferro—Mr. Ferro has served as the chairman of the Company’s board of directors since November 2017. He has served as the chief executive officer, chief investment officer and managing member of Vatera Holdings LLC, the manager of Vatera Healthcare Partners LLC, since April 2007. Mr. Ferro serves as chairman of the boards of ImmusanT, Inc. and served as chairman of the board of Arisaph Pharmaceuticals, Inc. Beginning October 2012, Mr. Ferro served as a member of the board of directors for Pearl Therapeutics, Inc., and was chairman from December 2012 until its sale to AstraZeneca in June 2013, and he served as a member of the board of directors of Kos Pharmaceuticals, Inc. from 2004 until its sale to Abbott Laboratories in 2006. Mr. Ferro founded Ferro Capital LLC, an investment advisory firm, in 2001. Prior to that, Mr. Ferro was the Global Head of Alternative Investment Strategies for Commerzbank, one of Germany’s largest listed banks. Prior to Commerzbank, Mr. Ferro was a Vice President at D. E. Shaw & Co. LP. Mr. Ferro received an A.B. in Government from Harvard University.

Jay Galeota—Mr. Galeota has served as a member of the Company’s board of directors since November 2017. Mr. Galeota has served as the president and chief operating officer of G&W Laboratories since 2016. From 1988 to 2016 Mr. Galeota served in many diverse positions at Merck & Co., Inc., where he was most recently chief strategy & business development officer and president, emerging businesses. From 2011 to 2016 he was president of hospital & specialty care at Merck and from 2009 to 2011, he served as senior vice president of global human health strategy and business development. Mr. Galeota started his career in Merck’s commercial organization, where he held various US and global leadership positions and led numerous brands and key product launches across a variety of therapeutic areas. Mr. Galeota holds a Bachelor of Science degree in biology from Villanova University and is a graduate of Harvard Business School’s Advanced Management Program. He currently serves on the boards of Hackensack Meridian Health System, the New Jersey Symphony Orchestra, and the Metuchen Edison Woodbridge YMCA. In addition, he is a guest lecturer at the Wharton School of the University of Pennsylvania.

David Gill—Mr. Gill joined the Company’s board of directors in April 2012. Mr. Gill served as chief financial officer of EndoChoice Holdings, Inc. (NYSE: GI), a publicly traded medical device company from August 2014 to November 2016, and as president and chief financial officer from March 2016 to November 2016, when the company was acquired. He served as the chief financial officer of INC Research Holdings Inc. (NASDAQ: INCR), a clinical research organization, from February 2011 to August 2013, after having served as a board member and its audit committee chairman from 2007 to 2010. From March 2009 to February 2011, Mr. Gill was the chief financial officer of TransEnterix (NYSEMKT: TRXC), a then private medical device company. He currently serves as a director of Histogenics Corporation (NASDAQ: HSGX), a regenerative medicine company, Evolus, inc. (NASDAQ: EOLS), an aesthetics company and YmAbs Therapeutiecs, an immuno-oncology company. From 2006 to 2009, he served on several public and private company boards of directors, including those of LeMaitre Vascular (NASDAQ: LMAT), and IsoTis, Inc. Earlier in his career, Mr. Gill served in a variety of senior executive leadership roles for several medical device and information technology companies, including NxStage Medical, CTI Molecular Imaging, Inc., Interlnad Inc., Novoste Corporation and Dornier Medical. Mr. Gill holds a B.S. degree, cum laude, in Accounting from Wake Forest University and an M.B.A. degree, with honors, from Emory University, and was formerly a certified public accountant.

Cecilia Gonzalo—Ms. Gonzalo has served as a member of the Company’s board of directors since November 2017. Ms. Gonzalo is a managing director of Vatera Holdings LLC, the manager of Vatera Healthcare Partners LLC, a position she has held since July 2015, where she is responsible for sourcing new investments and overseeing existing investments in the biopharmaceutical industry. From April 2013 to June 2015, Ms. Gonzalo was a managing director at Essex Woodlands, a healthcare-focused growth equity firm where she focused on investing across the healthcare sector in the US, Latin America and Europe. Ms. Gonzalo was previously a member and managing director of Warburg Pincus LLC and partner of Warburg Pincus & Co. from January 2010 to April 2013, a principal of Warburg Pincus LLC from January 2006 to December 2009 and an associate from August 2001 to December 2005, where she focused on healthcare investments in the pharmaceuticals, biotechnology and healthcare services sectors. Prior to Warburg Pincus, Ms. Gonzalo was an analyst at Goldman Sachs & Co., initially in the Investment Banking Division focusing on corporate finance and mergers and acquisitions transactions in Latin America, and then in the Principal Investment Area focusing on investments in the region. Ms. Gonzalo received an A.B. in Biochemical Sciences from Harvard College and her Master of Business Administration from Harvard Business School. Ms. Gonzalo is a board member and the co-president of the Harvard Business School Healthcare Alumni Association. Ms. Gonzalo has served as a member of the board of directors of various companies, including Talon Therapeutics, Inc., Allos Therapeutics Inc., Eurand N.V., LaVie Care Centers and Prestwick Pharmaceuticals, Inc., among others.

John H. Johnson—Mr. Johnson has served on the Company’s board of directors since June 2009. He served as president and chief executive officer of Dendreon Corp., a publicly traded biotechnology company (NASDAQ: DNDN), from February 2012, became chairman in July 2013, and served as chairman until June 2014 and president and chief executive officer until August 2014. He served as the chief executive officer and as a director of Savient Pharmaceuticals, Inc., a company that developed and commercialized specialty pharmaceuticals, from 2011 to January 2012. Mr. Johnson was senior vice president of Eli Lilly and Company (NYSE: LLY) and president of Lilly Oncology, Eli Lilly’s oncology business unit, from 2009 to 2011. From 2007 to 2009, Mr. Johnson was chief executive officer of ImClone Systems Incorporated, a biopharmaceutical development company, and was also a member of ImClone’s board of directors until it became a wholly owned subsidiary of Eli Lilly in 2008. From 2005 to 2007, Mr. Johnson served as company group chairman of Johnson & Johnson’s Worldwide Biopharmaceuticals unit. Mr. Johnson served as chairman of the board of Tranzyme, Inc. (NASDAQ: TZYM), a publicly traded biopharmaceutical company, from December 2010 until July 2013. Mr. Johnson serves as the chairman of the board of Strongbridge Biopharma PLC (NASDAQ: SBBP), a global biopharmaceutical company, and also serves as lead independent director of Portola Pharmaceuticals, Inc. (NASDAQ: PTLA), a biopharmaceutical company, and Histogenics Corporation (NASDAQ: HSGX), a regenerative medicine company. Mr. Johnson also serves on the board of directors of Aveo Pharmaceuticals, Inc. (NASDAQ: AVEO), a biopharmaceutical company. Mr. Johnson holds a B.S. in Education from East Stroudsburg University of Pennsylvania.

Thomas P. Koestler, Ph.D.—Dr. Koestler has served as a member of the Company’s board of directors since November 2017. Dr. Koestler has served as an executive director of Vatera Holdings LLC, the manager of Vatera Healthcare Partners LLC, since February 2010. Dr. Koestler is also a member of the boards of directors of Momenta Pharmaceuticals Inc., ImmusanT, Inc. and was a member of the board of directors of Arisaph Pharmaceuticals, Inc. From March 2011 to April 2016, Dr. Koestler served as a member of the board of directors of Novo Nordisk A/S. From 2006 to 2009, Dr. Koestler served as executive vice president of Schering Corporation and president of Schering-Plough Research Institute, the pharmaceutical research and development arm of Schering-Plough Corporation, and served as executive vice president, global development, of Schering-Plough Research Institute from 2005 to 2006, and executive vice president of Schering-Plough Research Institute from 2003 to 2005. Before joining Schering-Plough, Dr. Koestler served as senior vice president and head of global regulatory affairs for Pharmacia Corporation from 2001 to 2003. Before that, Dr. Koestler was senior vice president and global head, drug regulatory affairs, compliance assurance, clinical safety and epidemiology for Novartis. Dr. Koestler received his B.S. from Daemen College and his Ph.D. in Medicine and Pathology from SUNY Buffalo, Roswell Park Memorial Institute.

Garheng Kong, M.D., Ph.D.—Dr. Kong has served on the Company’s board of directors since September 2006. Dr. Kong has been the managing partner of Sofinnova HealthQuest, a healthcare investment firm, since July 2013. He was a general partner at Sofinnova Ventures, a venture firm focused on life sciences, from September 2010 to December 2013. From 2000 to September 2010, he was at Intersouth Partners, a venture capital firm, most recently as a general partner, where he was a founding investor or board member for various life sciences ventures, several of which were acquired by large pharmaceutical companies. Dr. Kong has also served on the board of directors of Histogenics Corporation (NASDAQ: HSGX), a regenerative medicine company, since July 2012, Alimera Sciences, Inc. (NASDAQ: ALIM), a biopharmaceutical company, since October 2012, has served on the board of Laboratory Corporation of America Holdings (NYSE: LH), a healthcare company, since December 2013, and has served on the board of StrongBridge BioPharma plc (NASDAQ: SBBP) since September 2015. Dr. Kong holds a B.S. from Stanford University. He holds an M.D., Ph.D. and M.B.A. from Duke University.

Daniel Wechsler—Mr. Wechsler has served as President and CEO of Melinta since November 2017 and on the Company’s board of directors since that time. He was an operating partner of Welsh, Carson, Anderson & Stowe from October 2016 until November 2017. Prior to that, Mr. Wechsler served as president and CEO of Smile Brands, Inc. from March 2014 until the company’s sale in 2016, and as executive vice president and global president of pharmaceuticals at Bausch + Lomb Incorporated from 2011 to 2013. Mr. Wechsler started his career at The Upjohn Company and thereafter worked at Pharmacia Corporation, where he helped launch Zyvox, until the company’s acquisition by Pfizer, Inc. in 2003. Mr. Wechsler served as vice president of sales specialty at Pfizer, Inc. from 2003 to 2005, SVP of global operations at Schering-Plough Corporation from 2005 to 2009 and SVP of strategy and commercial model excellence at Merck & Co. from 2009 to 2011. Mr. Wechsler holds a master’s degree from the University of Rochester and a bachelor’s degree from the State University of New York at Brockport.

David Zaccardelli, Pharm.D.— Dr. Zaccardelli has served on the Company’s board of directors since August 2016 and was acting chief executive officer of Cempra from December 2016 until November 2017. From 2004 until 2016, Dr. Zaccardelli served in several senior management roles at United Therapeutics Corporation (NASDAQ: UTHR), including chief operating officer, chief manufacturing officer and executive vice president, pharmaceutical development and operations. Prior to joining United Therapeutics, Dr. Zaccardelli founded and led a startup company focused on contract pharmaceutical development services, from 1997 through 2003. From 1988 to 1996, Dr. Zaccardelli worked at Burroughs Wellcome & Co. and Glaxo Wellcome, Inc. in a variety of clinical research positions. He also served as director of clinical and scientific affairs for Bausch & Lomb Pharmaceuticals from 1996 to 1997. Dr. Zaccardelli currently serves on the board of directors of Evecxia, Inc. and CoreRx, Inc., both privately held companies. Dr. Zaccardelli received a Pharm.D. from the University of Michigan.

Executive Officers

As of April 30, 2018, our executive officers are Daniel Wechsler, our President and Chief Executive Officer, Sue Cammarata, M.D., our Chief Medical Officer, Paul Estrem, our Chief Financial Officer, and Erin Duffy, Ph.D., our Chief Scientific Officer. Information for each is provided below.

Name	Age (as of 4/30/18)	Business Experience For Last Five Years
Daniel Wechsler	50

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

Dr. Cammarata, current Executive Vice President and Chief Medical Officer of Melinta, has more than 20 years of clinical experience in the development, approval and launch of pharmaceuticals, including several anti-infective brands such as Cubicin (daptomycin) in the E.U., and Zyvox (linezolid) globally. Since joining Melinta in 2014, she has led the successful Phase 3 clinical development of Baxdela, which was approved by the FDA in June, and is also responsible for medical affairs. Prior to joining Melinta, Dr. Cammarata served as vice president of clinical research at Shire HGT, where she was responsible for clinical development and post approval commitments for novel therapies in rare and orphan diseases. Earlier, she held several senior positions at Novartis, most recently as vice president and global program head for the company’s immunology and infectious disease franchises. In this role, she managed the integration of Chiron’s infectious disease portfolio after its acquisition by Novartis in 2006. In addition, she managed the E.U. approval process for Cubicin’s endocarditis and bacteremia indications. Before joining Novartis, Dr. Cammarata held several positions at Pharmacia Upjohn (later Pfizer, Inc.) where she was an integral member of the team that led the Phase 3 and subsequent global regulatory programs for Zyvox, a first-in-class antibiotic for gram-positive infections, including those resistant to vancomycin. Dr. Cammarata received her M.D. from Michigan State University, completed her residency in internal medicine and her fellowship in pulmonary and critical care medicine at Henry Ford Health Systems and was a pulmonary and critical care medicine specialist for several years in private practice before entering the pharmaceutical industry. Dr. Cammarata earned her B.S. in pharmacy from Purdue University.

Name	Age (as of 4/30/18)	Business Experience For Last Five Years
Paul Estrem	53

Paul Estrem, current Executive Vice President, Chief Financial Officer and Secretary of Melinta, has more than 27 years of financial leadership experience in the pharmaceutical industry. Prior to joining Melinta in 2013, Mr. Estrem held several senior positions at Baxter International, most recently vice president of integration for Baxter’s Medical Products, where he held a lead role in the $4 billion acquisition of Gambro and oversaw the integration of their products, facilities and employees. Earlier in his tenure, Mr. Estrem served as chief financial officer of Baxter Medical Products; chief financial officer and vice president of strategy in Baxter Medication Delivery, a division that later became Baxter Medical Products; chief financial officer of Baxter Bioscience, a specialty therapeutics division; and chief financial officer of Baxter Ltd, a subsidiary based in Tokyo, Japan. Mr. Estrem is a member of the American Institute of Certified Public Accountants and the Institute of Internal Auditors. He received an MBA from Northwestern University’s Kellogg School of Management and a B.S. in accounting from Illinois State University.

Erin Duffy, Ph.D.	49

Dr. Duffy, current Executive Vice President and Chief Scientific Officer of Melinta, has more than 21 years of pharmaceutical research experience and has been responsible for translating Melinta’s Nobel Prize-winning ribosome technology platform into the discovery and early-stage development of novel antibiotic candidates. She joined the company in 2002 and has become one of the world’s leading experts on the structure and function of the bacterial ribosome and the interaction of antibiotics with their ribosomal targets. Dr. Duffy has led Melinta’s ESKAPE Pathogen Program from its infancy and has been instrumental in advancing the platform while also contributing to the development programs for other drug candidates. The ESKAPE Pathogen Program is Melinta’s most advanced preclinical initiative, focused on using a discrete, novel binding site within the bacterial ribosome to design and develop completely new classes of antibiotics to treat some of the deadliest multi-drug resistant gram-positive and gram-negative infections. Prior to joining Melinta, Dr. Duffy served as associate director of innovative discovery technologies at Achillion Pharmaceuticals, Inc. Dr. Duffy began her scientific career as a computational chemist with Pfizer Global Research and Development. Dr. Duffy trained at Yale University, where she received her Ph.D. in physical-organic chemistry and was a Howard Hughes postdoctoral fellow. She holds a B.S. in chemistry from Wheeling Jesuit University.

Director independence

Our board of directors has undertaken a review of the independence of our directors and has determined that all directors except Mr. Wechsler are independent within the meaning of Section 5605(a)(2) of the NASDAQ Marketplace Rules and the related rules applicable to the committees on which each director serves.

Audit Committee

Our board of directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act consisting of Mr. Gill (Chair), Mr. Galeota, Ms. Gonzalo and Mr. Johnson. Mr. Gill, Mr. Galeota, Ms. Gonzalo and Mr. Johnson are each independent within the meaning of Section 5605(a)(2) of the NASDAQ Marketplace Rules and meet the additional test for independence for audit committee members imposed by the SEC, regulation and Section 5605(c)(2)(A) of the NASDAQ Marketplace Rules. Our board of directors has determined that Mr. Gill qualifies as a financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and executive officers and certain persons holding more than 10% of our outstanding common shares are required to report their initial ownership of common shares and any subsequent changes in that ownership to the SEC. Specific filing dates for these reports have been established by the SEC and we are required to disclose in this proxy statement any failure by such persons to file these reports in a timely manner during 2017. Based upon our review of copies of Forms 3, 4 and 5 furnished to us and the written representations we received from each of our directors and executive officers that no Forms 5 were required, we believe that all Section 16(a) reports were filed timely in 2017.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Section I	OVERVIEW
Section II	PAY FOR PERFORMANCE PHILOSOPHY; EXECUTIVE COMPENSATION PROGRAM OBJECTIVES
Section III	COMPENSATION DETERMINATION PROCESS
Section IV	COMPONENTS OF EXECUTIVE COMPENSATION
Section V	COMPENSATION PRIOR TO, AND IN CONNECTION WITH, THE MERGER WITH CEMPRA
Section VI	ADDITIONAL COMPENSATION POLICIES AND PRACTICES
I.	OVERVIEW

This Compensation Discussion and Analysis describes: our executive compensation, particularly following the November 2017 merger with Cempra; our early 2018 compensation decisions and actions; and, importantly, the contours of the philosophy, objectives, processes, components and additional aspects of our executive compensation program going forward. This Compensation Discussion and Analysis is intended to be read in conjunction with the tables that immediately follow this section, which provide further historical compensation information.

Background

We are a commercial-stage pharmaceutical company focused on discovering, developing and commercializing differentiated anti-infectives for the hospital and select non-hospital, or community, settings that address the need for effective treatments for infections due to resistant gram-negative and gram-positive bacteria. We currently market four antibiotics to treat a variety of infections caused by these resistant bacteria and other bacteria.

On November 3, 2017, Cempra, Inc., a clinical-stage company developing anti-infectives, completed a merger with privately held Melinta Therapeutics Inc., a commercial-stage company developing novel antibiotics for serious bacterial infections, with the surviving company changing its name to Melinta Therapeutics, Inc., Melinta or the Company. The combination resulted in an entity with extensive core competencies in developing and commercializing novel antibiotics to treat serious, life-threatening infections. Following the merger, Melinta shareholders owned approximately 52% of the combined company, and Cempra shareholders owned approximately 48%.

Prior to the merger, on June 19, 2017, we announced that the U.S. Food and Drug Administration had approved Baxdela™ (delafloxacin), indicated in adults for the treatment of acute bacterial skin and skin structure infections caused by susceptible bacteria. In the first quarter of 2018, we launched Baxdela in the United States and our European partner filed for marketing approval in Europe.

On January 5, 2018, we acquired the infectious disease business of The Medicines Company, bolstering our position as a leading antibiotics-focused company, with a large portfolio of current and potential products and substantial expertise in antibiotic development and commercialization. With this acquisition, our combined portfolio added three additional marketed products: Vabomere™ (meropenem and vaborbactam), Orbactiv® (oritavancin), and Minocin® (minocycline) for Injection.

In connection with the merger with Cempra, our board of directors recruited a new Chief Executive Officer (“CEO”) and established the rest of the management team by appointing the executive officers of the combined organization. This new CEO and certain other executive officers who were in office on December 31, 2017, the last day of our fiscal year, are included as 2017 Named Executive Officers, or NEOs, under SEC rules, and we refer to them as the Current NEOs. There are also other individuals who served as the principal executive officer or principal financial officer of Cempra during 2017 before the merger or who are otherwise included as NEOs under the SEC rules who we refer to as Former NEOs. Hence, the Company’s 2017 NEOs are as follows:

Current NEOs
Daniel Wechsler	President and CEO
Paul D. Estrem	Executive Vice President, Chief Financial Officer and Secretary
Sue K. Cammarata, M.D.	Executive Vice President and Chief Medical Officer
Erin Duffy, Ph.D.	Executive Vice President and Chief Scientific Officer
John Temperato(1)	Former Executive Vice President and Chief Commercial Officer
Former NEOs
David Zaccardelli, Pharm.D.	Former Acting CEO
Mark Hahn	Former Executive Vice President and Chief Financial Officer
John Bluth	Former Executive Vice President, Investor Relations and Corporate Communications
David Oldach, M.D.	Former Chief Medical Officer

(1)	Mr. Temperato’s employment with the Company ended on January 5, 2018.

Leadership Transitions

Effective as of the closing of the Cempra merger on November 3, 2017, we appointed Daniel Wechsler as President and CEO and a member of the board of directors. Mr. Wechsler is a seasoned pharmaceutical executive with more than 25 years of healthcare experience at companies including Pfizer, Schering-Plough, Merck, Upjohn, Pharmacia and Bausch & Lomb.

Also, effective upon the closing of the merger:

We appointed Sue Cammarata, M.D., as Chief Medical Officer. Dr. Cammarata has served as chief medical officer of Melinta since 2014. She has more than 20 years of clinical experience in the development, approval and launch of pharmaceuticals, including several anti-infective brands.

We appointed Erin Duffy, Ph.D., as Chief Scientific Officer. She joined Melinta in 2002 and has more than 21 years of pharmaceutical research experience. She has been responsible for translating Melinta’s ribosome technology platform into the discovery and early-stage development of novel antibiotic candidates.

We appointed Paul Estrem as Chief Financial Officer, a position he held prior to the merger. Mr. Estrem has more than 27 years of financial leadership experience in the pharmaceutical industry. Prior to joining Melinta, Mr. Estrem held several senior positions at Baxter International.

We appointed John Temperato as our Executive Vice President and Chief Commercial Officer, and effective as of January 5, 2018, Mr. Temperato’s employment with the Company ended.

The employment of Dr. Zaccardelli terminated in connection with the completion of the merger, effective November 3, 2017. He continues to serve on our board of directors as a non-employee member. Each of Messrs. Hahn and Bluth and Dr. Oldach resigned as officers of the Company effective November 15, 2017.

II.	PAY FOR PERFORMANCE PHILOSOPHY; EXECUTIVE COMPENSATION PROGRAM OBJECTIVES

Our mission is to meet the continually evolving threat of bacterial infections by discovering, developing and commercializing a continuous stream of novel antibiotics. In order to accomplish our mission, we must attract, motivate and retain highly skilled and experienced people to execute our corporate strategy and lead our team. In addition, we have designed our pay-for-performance compensation programs to reward the achievement of key operational and strategic objectives intended to help achieve our mission, given our current stage of development, our commercial activities and our goal of progressing product development. In light of these two principles, our executive compensation programs and decisions have the following objectives:

•	to link pay to performance over both the short- and long-term;
•	to align our executives’ interests with the interests of shareholders through long-term incentives linked to specific performance, and with the creation of shareholder value;
•	to attract, motivate and retain highly skilled and experienced executives;
•	to provide incentives that reward the achievement of performance goals, tie into corporate strategic and operational goals, and that directly correlate to the enhancement of shareholder value; and
•	to reduce incentives to expose Melinta to imprudent risks that might harm the Company or our shareholders.

Key Compensation Decisions and Actions After 2017 Merger

Between June 2017 and early 2018, we undertook a significant strategic transformation. As described above in the “Background” section, we closed a merger with Cempra, secured U.S. Food and Drug Administration approval of Baxdela and began marketing it in the U.S., and acquired the infectious disease business from The Medicines Company, thereby bringing three additional marketed products to the Company. At the time of this filing, we have become a leading antibiotics-focused company, based on these combinations with other organizations or parts thereof. The compensation committee of the board of directors (“Compensation Committee”) is of the view that while the executive leadership team is initially managing the new, larger organization and implementing the integration of the companies and units, setting goals can be more challenging. As such, visibility into the future is inferior to visibility in time periods with less significant transitions taking place. Given this current situation, in early 2018 the Compensation Committee evaluated what it believes to be the best structure and component mix of the executive compensation program, as well as performance metrics and total and component target amounts.

If we continue to achieve our corporate and operations goals and our research milestones, advance additional products toward commercialization and expand our executive team, we anticipate that our overall compensation philosophy and certain approaches, priorities and components of our executive compensation program will adapt and change.

Corporate Governance Practices

As part of the efforts of the Compensation Committee to ensure that our compensation program, which includes our policies and practices, aligns our executive officers’ interests with those of the Company and its shareholders, the Compensation Committee assesses the effectiveness of our compensation program periodically, including with respect to risk mitigation and governance of the program. The governance of our executive compensation program includes the following best practices:

	What We DO:		What We DO NOT Do:
√	Align executive compensation with shareholder returns by tying a significant portion of annual target compensation to corporate performance	X	No gross-ups of excise taxes that may be imposed as a result of severance or other payments made in connection with a change in control
√	Review compensation data from peers whose stage of development, revenues and number of employees share similarities with Melinta	X	No special retirement plans for executive officers
√	Use equity for long-term incentive awards and provide that awards have a vesting period of at least one year	X	No compensation programs that encourage short- term risk-taking at the expense of long-term results or that otherwise create risks reasonably likely to have a material adverse effect on the Company
√	Maintain an appropriate balance between short- and long-term compensation, which discourages short- term risk-taking at the expense of long-term results	X	No guaranteed performance bonuses
√	Require executive officers to comply with our stock ownership guidelines	X	No repricing of stock options without shareholder approval
√	Engage an independent compensation advisor to the Compensation Committee, who performs no other services for Melinta	X	No discounted stock options
√	“Anti-Hedging policy” regarding our shares applicable to directors and executive officers	X	No highly leveraged incentive plans that encourage excessive risk taking
√	“Anti-Pledging policy” limiting the pledging of shares applicable to directors and executive officers	X	No single-trigger vesting of equity upon a change in control
√	Engage with shareholders to discuss and understand their perceptions or concerns regarding our executive compensation programs	X	No perquisites

2017 Say-on-Pay Results

We take very seriously and take into consideration the input and feedback that we receive from our shareholders about our executive compensation program. At the 2017 meeting of the legacy Cempra entity prior to the merger with Melinta, our say-on-pay proposal received support from 76% of the votes cast by our shareholders on the matter. Our Compensation Committee believes that the shareholders, through this advisory vote, generally endorsed the legacy Cempra compensation philosophy and principles. As described above, however, in early 2018 the Compensation Committee evaluated the nature of the executive compensation program following the Company’s strategic transformation. The Company is committed to regular, ongoing engagement with shareholders to ensure that we continue to understand shareholder feedback about our compensation programs and other key matters of interest to them, and to enable us to take that feedback into consideration for our compensation decisions.

III.	COMPENSATION DETERMINATION PROCESS

Compensation Data; Independent Compensation Consultant

The Compensation Committee has the power to retain independent compensation consultants, legal counsel, or other advisors as it may deem appropriate to assist it in the performance of its duties and responsibilities, without consulting or obtaining the approval of management of the Company. The Compensation Committee recognizes the importance of objective, independent expertise and advice in carrying out its responsibilities. In connection with its need to review and modify our executive compensation program in connection with the Company’s merger with Cempra and acquisition from The Medicines Company, in December 2017, the Compensation Committee retained Radford, an Aon Company, as its independent compensation consultant. Radford reports directly to, and is directly accountable to, the Compensation Committee, and the Compensation Committee has the sole authority to retain, terminate and obtain the advice of Radford at the Company’s expense. The Compensation Committee selected Radford as consultants because of the firm’s expertise and reputation and the fact that Radford provides no services to the Company other than its services to the Compensation Committee, has no other ties to management that could jeopardize its fully independent status, and has strong internal governance policies that help ensure that it maintains its independence. The Compensation Committee, with the assistance of its independent compensation consultant, monitors market compensation practices and developments, as well as the appropriateness of the various components of the executive pay program, as our business progresses and evolves with anticipated growth and changing market conditions.

In addition, in making determinations about executive compensation, our Compensation Committee believes that obtaining relevant market and benchmark data is very important. Collecting such information provides very helpful context and a solid reference point for making decisions, even though there are differences and unique aspects of the Company and its stage of development relative to other companies. Our Compensation Committee also considers corporate and individual performance, any shifts in the current or anticipated future domains and function of the executive officers and the input of other Company directors who are not members of the Compensation Committee.

More specifically, when our Compensation Committee makes decisions about the structure and component mix of our executive compensation program, it takes into consideration the amounts paid under, and the structure and components of, the executive compensation programs of other, comparable U.S. biotechnology and pharmaceutical companies, as derived from public filings and other sources. The Compensation Committee has worked with Radford to: assess our executive compensation philosophy, objectives and components; develop a peer group of companies for compensation comparison purposes; review considerations and market practices related to short-term cash incentive plans and long-term equity and other incentive plans, and trends in the biopharmaceutical industry, based in part on the Radford Global Life Sciences Survey; collect comparative compensation levels for each of our executive positions; assess our executives’ base salaries, short-term cash incentives and long-term equity compensation levels; review our equity compensation strategy, including the development of award guidelines; and review director compensation market practices among biopharmaceutical companies of comparable size and/or stage.

While the Compensation Committee takes into consideration the review and recommendations of Radford when making decisions about the Company’s executive compensation program, ultimately the Compensation Committee makes its own independent decisions about compensation matters.

The Compensation Committee has assessed the independence of Radford pursuant to SEC and Nasdaq rules. In doing so, the Compensation Committee considered each of the factors set forth by the SEC and Nasdaq with respect to a compensation consultant’s independence. The Compensation Committee also considered the nature and amount of work performed for the Compensation Committee and the fees paid for those services in relation to the firm’s total revenues. Radford did not provide any services to the Company other than the services provided to the Compensation Committee as described herein and in the “Director Compensation” section.

Radford has conducted a review of its performance, and has prepared an independence letter for the Compensation Committee that provides assurances and confirmation of the consultant’s independent status under the standards. None of the Compensation Committee members and none of our executive officers or directors have any personal relationship with Radford. The Compensation Committee also determined that there were no other factors that should be considered in connection with the assessment or that were otherwise relevant to the engagement of Radford. On the basis of its consideration of the foregoing, the Compensation Committee concluded that there were no conflicts of interest, and that Radford is independent.

Peer Group

When making decisions related to executive compensation, the Compensation Committee considers peer group and other industry compensation data and the recommendations of Radford, as well as the competitiveness of our compensation program, viewed from a variety of perspectives, and individual circumstances.

During the first part of 2018, our Compensation Committee, with input from our compensation consultant, established a peer group of companies that have similar characteristics to our Company, in order to make compensation decisions for 2018. This peer group consisted primarily of biopharmaceutical companies with marketed pharmaceutical products, as well as a couple of companies at the New Drug Application stage, and has been used as a frame of reference for compensation levels within our industry and for informing compensation decisions.

The following companies located in North America constitute the peer group approved in January 2018. These companies were considered comparable to us in terms of their stage of development, revenues and number of employees.

Achaogen, Inc.	Omeros Corporation
Adamas Pharmaceuticals, Inc.	Osiris Therapeutics, Inc.
Collegium Pharmaceutical, Inc.	Pacira Pharmaceuticals, Inc.
Corium International, Inc.	PTC Therapeutics, Inc.
Eagle Pharmaceuticals, Inc.	Retrophin, Inc.
Enzo Biochem, Inc.	Spectrum Pharmaceuticals, Inc.
Flexion Therapeutics, Inc.	Supernus Pharmaceuticals, Inc.
Keryx Biopharmaceuticals, Inc.	Theravance Biopharma, Inc.
Lexicon Pharmaceuticals, Inc.	Vanda Pharmaceuticals Inc.

Our peer group is subject to change, and we expect that our Compensation Committee will continue to periodically review and update the list, as appropriate, according to the criteria listed above.

Determining Executive Compensation

Our Compensation Committee has responsibility for establishing our compensation philosophy and objectives, determining the structure, components and other elements of our programs, and reviewing and approving, or recommending for approval by the board of directors, the compensation of our NEOs. The Compensation Committee exercises its judgment and experience when determining the particular component mix and amounts of compensation for each of our executive officers.

Our Compensation Committee’s approach to setting compensation for our executive officers is to consider market forms and levels of compensation, an executive officer’s responsibilities and contributions, and the objectives and overall progress of the Company. With the assistance of Radford, the Compensation Committee determined to establish a philosophy to target total compensation for our NEOs at the 50th percentile of the market, based on our peer group. Total compensation for this purpose is comprised of base salary, annual cash incentives and long-term equity incentives.

In addition to market benchmarking, as part of the process, our CEO will typically provide input and recommendations to the Compensation Committee on salary adjustments and target cash and equity incentive compensation levels for executive officers other than himself. The Compensation Committee will also consider the Company’s overall performance during the prior year, each executive’s individual contributions during the prior year, the individual’s annual performance reviews based on achievement of annual goals and other relevant market data. The Compensation Committee approves the overall compensation packages for each of our executive officers, including our CEO’s compensation package. When approving our CEO’s compensation package, the Compensation Committee meets with our independent compensation consultant, in an executive session, without management present. Our CEO does not have any control over setting the amount or mix of his compensation and is not present when the Compensation Committee discusses his compensation. With respect to new hires, our Compensation Committee considers an executive’s background, historical compensation and the role undertaken within the Company in lieu of prior year performance.

2018 Comprehensive Review and Restart of Equity Compensation Program

Having secured U.S. Food and Drug Administration, (“FDA”) approval of Baxdela™, closed the merger with Cempra, and acquired the infectious disease business from The Medicines Company, we have become a leading antibiotics-focused company. In light of the new larger size and profile of the Company, in early 2018, we undertook a comprehensive review and restart of our executive and broad-based equity compensation strategies. As described above, we sought input from Radford regarding, among other things, executive compensation philosophy, equity compensation strategy, market practices related to long-term equity, and information regarding comparative equity awards received by, and stock ownership of, executives at companies in our peer group and our industry and at our current stage of development.

As part of this comprehensive review, our Compensation Committee decided that the 2018 target total direct compensation for our CEO and other NEOs would be determined with reference to the 50th percentile of compensation for executives holding similar positions at the companies in our compensation peer group and companies that had recently completed initial public offerings. Consistent with this approach, in connection with the restart, the Compensation Committee made initial grants of equity to the CEO, the NEOs and the other executive officers in amounts representing the greater of an annual equity grant that approximated the market 50th percentile, or an amount that brought the recipient, considering their existing holdings, up to the market 50th percentile for a new hire equity grant for their position. The Compensation Committee also considered the resulting total ownership of the recipient relative to the market 50th percentile, and in some cases, sized the award so as not to exceed the range of the market 50th percentile of ownership. These initial restart grants were in the form of time-vested options and were made subject to shareholder approval of the 2018 Stock Incentive Plan at the 2018 Annual Meeting of Shareholders.

The Compensation Committee has also taken note of the fact that as of the date of this filing, all of the stock options granted to the NEOs and other executive officers and employees are “underwater” (their exercise price is above the current trading price). After these 2018 restart grants, in 2019, the Compensation Committee intends to make annual grants to executive officers at the market 50th percentile.

IV.	COMPONENTS OF EXECUTIVE COMPENSATION

The primary elements of our executive compensation program are:

•	base salary;
•	annual performance-based cash incentive compensation; and
•	long-term equity incentive awards.

We also provide broad-based health and welfare benefits and severance and change in control benefits.

Our intention is to structure these components of our executive compensation program in a way that achieves the objectives of the program of linking pay to performance over both the short- and long-term, aligning executives’ interests with the interests of shareholders and attracting, motivating and retaining highly skilled and experienced executives.

Element	Description	Strategic Role
Base Salary	Fixed cash compensation. Targeted generally within the range of the market median based on each NEO’s individual performance, skills, experience and internal equity.	Base salaries provide stable compensation to executive officers, allow Melinta to attract and retain capable executive talent and maintain a stable management team.
Short-Term Incentives: Annual Performance-Based Cash Incentive Compensation	Annual cash incentives are awarded based on the achievement of corporate goals. Performance objectives are determined annually and generally incorporate specific milestones or other metrics.	Annual cash incentive amounts are designed to motivate executive officers to achieve key short-term milestones and measures.
Long-Term Incentives: Stock Options

Subject to time-based vesting conditions, stock options provide a right to purchase shares of the Company’s common stock at a specified price which is fixed at the time of grant during a specified period.

Stock options align the executive’s interest with shareholder interests because recipients only realize value from stock options if the value of the Company’s common stock increases above its value on the date the option was granted (which benefits all shareholders) and the recipient continues to provide services to the Company through the vesting period.

Discourages excessive risk taking.

Long-Term Incentives: RSUs	Subject to time-based vesting conditions, restricted stock units (RSUs) are contractual rights to receive a specified number of shares of the Company’s common stock at a future date.

Time-vested RSUs are “full value grants,” meaning that, upon vesting, the recipient is awarded the full share. As a result, while the value executives realize in connection with an award of RSUs does depend on our stock price, time-vested restricted stock units generally have some value even if the Company’s stock price significantly decreases following their grant. As a result, time-vested RSUs help to secure and retain executives and instill an ownership mentality, regardless of whether the Company’s stock price increases or decreases.

Discourages excessive risk taking.

Base Salary

We determine base salary amounts based on roles and responsibilities, skills, expertise, prior professional experience, achievements, educational background and seniority. For newly hired executive officers, we establish initial base salaries through arm’s-length negotiations at the time the executive is hired, considering the position, the executive’s experience, qualifications, and prior compensation salary. None of our executive officers is currently party to an employment agreement or offer letter that provides for automatic or scheduled increases in base salary.

In addition, the Compensation Committee considers a variety of other factors in determining both initial base salary levels and increases, including the executive’s performance and contributions during the prior year, performance over a period of years, promotion, general labor market conditions, the relative ease or difficulty of replacing the executive with a well-qualified person, our overall growth and development as a Company, general salary trends in our industry and among our peer group, and where the executive’s salary falls within the salary range presented by those comparator groups. In making decisions regarding salary increases, we may also draw upon the experience of members of our board of directors with other companies. We do not provide for any formulaic base salary increases for our NEOs.

NEOs	2018 ($)	2017 ($)
Daniel Wechsler(1)	572,000	550,000
Paul D. Estrem	365,084	333,410
Sue K. Cammarata, M.D.	446,437	433,434
Erin Duffy, Ph.D.	340,458	330,542
John Temperato	—	416,138

(1)

Effective November 3, 2017, in connection with the completion of the merger with Cempra, Mr. Wechsler was appointed President and CEO. The amount reflected in this table is annualized, and does not reflect the annual base salary actually earned by Mr. Wechsler with respect to 2017, which was prorated based on his period of employment with the Company.

Annual Cash Incentive

Following the merger with Cempra, in contemplating variable, at-risk annual cash incentives for our executive officers, our Compensation Committee took into account the review of considerations and market practices related to short-term cash incentive plans provided by Radford. Going forward, each executive officer will be eligible to receive annual performance-based cash incentive compensation in an amount based on a percentage of his or her base salary. Such annual incentives will reward our NEOs for the achievement of annual corporate objectives. For 2018, target percentages for annual performance-based cash incentive compensation for our executives range from 35% to 65% of base salary. The 2018 target percentages for annual cash incentives for our Current NEOs are set forth in the following table.

NEOs	2018 Target	2018 Maximum
Daniel Wechsler	65.0%	84.5%
Paul D. Estrem	40.0%	52.0%
Sue K. Cammarata, M.D.	40.0%	52.0%
Erin Duffy, Ph.D.	35.0%	45.5%
John Temperato	—	—

2017 Bonuses. In respect of 2017, a year during the majority of which Melinta was a private company, we paid annual bonuses to our NEOs based upon the achievement of significant milestones, performance or other factors. As described above in this “Compensation Discussion and Analysis,” between June 2017 and early 2018, the Company undertook a significant strategic transformation. We closed a merger with Cempra in November 2017, secured FDA approval of Baxdela in June 2017 and began marketing it in the U.S., and acquired the infectious disease business from The Medicines Company (announced in November 2017, closed in January 2018). At the time of this filing, the Company has become a leading antibiotics-focused Company. In light of the steps taken to effect this significant strategic transformation, the Compensation Committee evaluated the Current NEOs’ achievements, giving significant weight to the specific contributions of each Current NEO to Company-wide performance, as well as each Current NEO’s performance in their area of responsibility or function. In general, although each executive was eligible to earn an annual bonus equal to a certain percentage of his or her base salary, due to the unique nature of some of the elements of the strategic transformation that were executed in 2017, the Compensation Committee applied its judgement to determine bonus amounts based on a number of factors. By doing so, the Compensation Committee had the flexibility to take a holistic view of each Current NEO’s performance for the year, in contrast to an inflexible, formulaic approach that might not have accounted completely for certain intangible contributions, among other things. Based on the Compensation Committee’s evaluation of each Current NEO as described above, it awarded the following bonuses in 2017:

Name	2017 Bonus	Achievement or Performance Cited
Daniel Wechsler	$100,000	For performance as CEO (partial year of service).
Paul D. Estrem	$100,000	Efforts in connection with the merger with Cempra.
	$50,000	Efforts in connection with The Medicines Company transaction.
	$105,024	For performance as CFO.
Sue K. Cammarata, M.D.	$200,000	Efforts in connection with the New Drug Application approval of Baxdela™.
	$50,000	Efforts in connection with the merger with Cempra.
	$130,030	For performance as Chief Medical Officer.
Erin Duffy, Ph.D.	$100,000	Efforts in connection with the merger with Cempra.
	$99,162	For performance as Chief Scientific Officer.
John Temperato	$100,000	Efforts in connection with the merger with Cempra.

Long-Term Equity Incentives

In connection with the process currently being undertaken by the Compensation Committee of making decisions about the structure and components of our executive compensation program, and in connection with obtaining the compensation advisory services of Radford, the Compensation Committee determined that, in addition to base salary and annual cash incentives, the third component of our executive compensation program will continue to be long-term equity incentives. We believe that equity awards provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives with those of our shareholders. In addition, we believe that equity awards that vest over time promote executive retention because the executives will only realize the value of the equity if they remain in our employment during the vesting period.

On April 13, 2018, our board of directors approved the Melinta Therapeutics, Inc. 2018 Stock Incentive Plan, or the 2018 Incentive Plan, and we are seeking the approval of our shareholders of the 2018 Incentive Plan at the 2018 Annual Meeting of Shareholders. The 2018 Incentive Plan will authorize the grant of stock options, restricted stock awards, RSUs, stock appreciation rights, performance awards and other awards that may be settled in or based upon our common stock.

We currently maintain the Melinta Therapeutics, Inc. 2011 Equity Incentive Plan, as amended, or the 2011 Equity Incentive Plan, and the Melinta Therapeutics, Inc. 2011 Equity Incentive Plan, as amended, or the Private Melinta 2011 Equity Incentive Plan. Under these plans, we have granted various forms of equity compensation to our service providers, including our key employees, non-employee directors and consultants. We have historically granted mostly options to service providers, except for a grant of restricted stock units upon the hiring of our CEO in 2017, and grants of restricted stock units to Cempra employees prior to the closing of the Cempra merger.

Annual Equity Awards. Our 2011 Equity Incentive Plan allows the grant to officers and employees of stock options, as well as other forms of equity incentives, as part of our overall compensation program. Our practice has been to make annual stock option awards as part of our overall performance management program at the beginning of each calendar year. Typically, these grants have been made to ensure the executive officer’s average equity and option amounts were in line with similar positions at comparable companies. As with base salary and initial equity award determinations, a review of all components of the executive officer’s compensation was conducted when determining annual equity awards to ensure that an executive officer’s, including each NEO’s, total compensation conformed to our overall compensation philosophy and objectives.

Going forward, we intend to grant equity awards in the first quarter of each year in conjunction with our annual performance and compensation review cycle covering the prior year.

In determining the size of the annual equity awards granted to our NEOs, our Compensation Committee intends to consider recommendations developed by Radford, including information regarding comparative stock ownership of, and equity awards received by, executives at companies in our peer group and our industry and at our current stage of development. In addition, our Compensation Committee considers each executive’s individual performance, the amount of equity previously awarded to such executive and the future vesting of such awards, as well as our overall corporate performance and the executive’s potential for enhancing the creation of value for our shareholders. The Compensation Committee also plans to take into consideration the effects of the merger of Cempra with Melinta, as well as the acquisition of the infectious disease business from The Medicines Company, as a result of which the rights represented by stock options, RSUs and shares of stock held by NEOs and employees were diluted by more than half. The Compensation Committee has also taken note of the fact that as of the date of the filing of this amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, all of the stock options granted to the NEOs and other executive officers and employees are “underwater” (their exercise price is above the current trading price). The grant date fair values of equity awards granted to our NEOs are included in the amounts set forth in the “Summary Compensation Table” which immediately follows this “Compensation Discussion and Analysis” section.

Special Equity Awards. We might also make equity awards to certain of our NEOs and other employees other than the annual grants described above when specific circumstances warrant such grants. These situations might include grants upon promotion to a new position, or for purposes of recognizing the achievement of critical corporate objectives, or, if deemed necessary under the circumstances, for retention. In addition, we might make grants of equity to newly hired executive officers in connection with his or her commencement of employment on a case-by-case basis under the specific hiring circumstances. The size of each new hire grant is established through arm’s-length negotiations at the time the executive is hired, taking into account the position for which the executive is being considered and the executive’s qualifications, prior experience and equity holdings at prior companies, as well as external factors such as general labor market conditions and the relative ease or difficulty of replacing the executive with a well-qualified person. The new hire option award and RSUs granted to the CEO have the same vesting schedule as the annual awards.

Stock Options and RSUs. To date, given the Company’s current profile as one that has become a commercial stage company relatively recently, the Compensation Committee determined to use primarily stock options for the long-term equity portion of its compensation program. Subject generally to their providing services throughout the applicable vesting period, recipients only realize value from stock options if the value of our common stock increases over the value of our common stock on the date the option is granted or the assigned exercise price, if higher. Because the value of the award to the recipient is solely tied to an increase in the value of our common stock, the interests of recipients are aligned with those of shareholders. Also, options promote the long view and motivate and reward the recipient for Company performance not only over the vesting period, but also over the whole term of the option. The Compensation Committee might also incorporate restricted stock units, or RSUs, over time, as these “full value” awards encourage ownership and retention and tend to be more reflective of a company that is maturing, with multiple marketed products and a broader pipeline. The Compensation Committee might also consider performance awards once the Company becomes larger. In determining individual grant amounts for the CEO and the other Current NEOs, the Compensation Committee took into account several factors, including the effects of stock price volatility, striving to maintain a reasonable annual burn rate, delivering competitive equity levels, and considerations specific to each individual.

Typically, the stock options we have granted to our executive officers, including the RSUs we granted our Chief Executive Officer, vest with respect to 25% of the shares subject to the option or RSUs, as applicable, on the first anniversary of the grant date and with respect to the remaining shares in approximately equal monthly installments through the fourth anniversary of the grant date. Vesting ceases upon termination of employment, and exercise rights for options cease shortly after termination of employment. Prior to the exercise of a stock option or settlement of an RSU, the holder has no rights as a shareholder with respect to the shares subject to such option or RSU, including voting rights or the right to receive dividends or dividend equivalents; however, our CEO is entitled to dividend equivalents in connection with any dividends paid to shareholders of the Company during such vesting period; provided that any dividend equivalents paid with respect to unvested RSUs will be subject to the same vesting requirements as the underlying RSUs to which such dividend equivalents relate. To date, the Company has not paid dividends. We have historically granted stock options with exercise prices that are set at no less than the fair market value of shares of our common stock on the date of grant as determined by reference to the closing market price of our common stock on the date of grant or, with respect to grants under the Private Melinta 2011 Equity Incentive Plan, based on a valuation prepared by a third-party valuation firm.

Severance and Change in Control Benefits

Pursuant to employment agreements or arrangements we have entered into with our executive officers, our executive officers are entitled to specified benefits in the event of the termination of their employment under specified circumstances, including termination following a change in control of Melinta. We have provided estimates of the value of the severance payments and other benefits that would have been made or provided to executive officers under various termination circumstances under the caption “Potential Payments on Termination and Change of Control” below.

We believe that providing these benefits helps us compete for executive talent. After reviewing the practices of companies represented in the compensation peer group, we believe that our severance and change in control benefits are generally in line with severance packages offered to executives of our publicly traded peer companies.

We have structured our change in control benefits as “double trigger” benefits. In other words, the change in control does not itself trigger benefits. Rather, benefits are paid only if the employment of the executive officer is terminated in connection with the change in control or our CEO’s equity awards are not assumed in connection with such transaction. We believe that a “double trigger” benefit maximizes shareholder value because it prevents an unintended windfall to executive officers in the event of a friendly change in control, while still providing them appropriate incentives to cooperate in negotiating any change in control in which they believe they may lose their jobs.

V.	COMPENSATION PRIOR TO, AND IN CONNECTION WITH, THE MERGER WITH CEMPRA

Employment Agreement with New President and Chief Executive Officer, Daniel Wechsler

In connection with Mr. Wechsler’s employment, the Company entered into an employment agreement with Mr. Wechsler. For additional information, please see “Narrative to Summary Compensation Table and Grant of Plan-Based Awards Table” below. Upon commencing employment on November 3, 2017, Mr. Wechsler received the following sign-on equity awards: (i) 183,661 time-vesting RSUs; and (ii) 550,981 options, with an exercise price of $11.65.

Compensation Arrangements Prior to the Merger with Cempra

Prior to the closing of the merger with Cempra on November 3, 2017, the principal components of the executive compensation program for the Former NEOs were base salary, annual bonus, and long-term incentive. Annual base salary increases, annual bonuses, and long-term incentives, to the extent granted, were generally implemented during the first calendar quarter of the year.

Annual Salaries. Cempra provided base salaries to the Former NEOs to compensate them for their services rendered during the fiscal year based on their position and scope of responsibilities, their prior experience and training, and competitive market compensation data Cempra reviewed for similar positions in Cempra’s industry.

Annual Cash Bonus. Cempra had also implemented an annual cash incentive performance program, under which annual corporate goals were proposed by management and approved by the compensation committee of Cempra’s board of directors, or the Cempra Committee, at the start of each calendar year. These corporate goals include the achievement of qualitative operational goals and predefined research and development milestones. Each goal was weighted as to importance by the Cempra Committee. The Former NEOs did not receive any amounts in respect of the annual cash bonus component of the program for 2017.

Long-Term Incentives. Cempra’s equity-based long-term incentive program was designed to align the Former NEOs’ long-term incentives with shareholder value creation. Cempra’s practice was to make annual stock option awards as part of Cempra’s overall performance management program at the beginning of each calendar year. In December 2016, Cempra also began granting restricted stock units as part of Cempra’s overall performance management program. Typically, these grants were made to ensure the Former NEO’s average equity and option amounts were in line with similar positions at comparable companies. As with base salary and initial equity award determinations, a review of all components of the Former NEO’s compensation was conducted when determining annual equity awards to ensure that total compensation conformed to Cempra’s overall philosophy and objectives. The Cempra Committee made 2017 grants to the Former NEOs as follows:

Name(1)	Stock options (#)	Grant date fair value ($)	Restricted stock units (#)	Grant date fair value ($)
David Zaccardelli, Pharm.D.	0	0	0	0
Mark Hahn	30,000	319,497	15,000	115,250
John Bluth	19,999	116,500	10,000	115,250
David Oldach, M.D.	30,000	319,497	15,000	115,250

(1)	All amounts presented reflect the 5 for 1 stock split effected on November 3, 2017, in connection with the merger with Cempra.

The stock options granted to each of Messrs. Hahn and Bluth and Dr. Oldach in January 2017 were initially scheduled to vest in equal monthly installments over a four-year period on each monthly anniversary of January 1, 2017, and the stock options granted to each of Messrs. Hahn and Bluth and Dr. Oldach in February 2017 were initially scheduled to vest in equal monthly installments over a four-year period on each monthly anniversary of February 23, 2017. The stock options granted to each of Messrs. Hahn and Bluth and Dr. Oldach were accelerated in connection with each such executive’s termination of employment pursuant to each executive’s separation agreement, as discussed in more detail below under “Potential Payments on Termination and Change of Control.”

The RSUs granted to each of Messrs. Hahn and Bluth and Dr. Oldach in January 2017 were initially scheduled to vest and settle on January 1, 2019 and the RSUs granted to each of Messrs. Hahn and Bluth and Dr. Oldach in February 2017 were initially scheduled to vest and settle on January 9, 2019. The RSUs granted to each of Messrs. Hahn and Bluth and Dr. Oldach were accelerated in connection with each such executive’s termination of employment pursuant to each executive’s separation agreement, as discussed in more detail below under “Potential Payments on Termination and Change of Control.”

David Zaccardelli Employment Agreement

In connection with the hiring of Dr. Zaccardelli as Acting Chief Executive Officer in December 2016, Cempra entered into an Executive Employment Agreement with him. For additional information, please see “Narrative to Summary Compensation Table and Grant of Plan-Based Awards Table” below.

Severance and Change in Control Agreements with the Former NEOs

In connection with each Former NEO’s termination of employment, Cempra entered into severance agreements with such executive. For additional information, please see footnote (7) to the “Summary Compensation Table” below.

VI.	ADDITIONAL COMPENSATION POLICIES AND PRACTICES

Stock Ownership Guidelines

On February 25, 2016, Cempra adopted, and we are maintaining, stock ownership guidelines for certain executive officers and directors, with the objective of more closely aligning the interests of certain executive officers with those of our shareholders. The stock ownership guidelines will require the CEO to hold shares of our common stock with a market value of five times his annual base salary and will require the Chief Financial Officer, Chief Scientific Officer and Chief Medical Officer to hold stock valued at two times their respective annual base salaries. The stock ownership guidelines will be applicable at the later of (i) five years after the date the executive officer assumes his or her position or (ii) five years from the date of adoption of the stock ownership guidelines.

Current Position	Required Annual Base Salary Multiple
CEO	5x
All other executive officers	2x

Anti-Hedging and Anti-Pledging Policy

On September 25, 2015, Cempra’s board of directors adopted, and we are maintaining, an anti-hedging and anti-pledging policy, which we are maintaining. The anti-hedging and anti-pledging policy aligns the interests of our directors, executive officers and employees who are equity grant recipients with those of our shareholders. The policy prohibits our directors, executive officers and employees who are equity grant recipients from engaging in any transaction which could hedge or offset decreases in the market value of our common stock, including the use of financial instruments such as exchange funds, prepaid variable forwards, equity swaps, puts, calls, collars, forwards and other derivative instruments, or through the establishment of a short position in our securities. Additionally, directors and executive officers are prohibited from pledging our securities as collateral for a loan, including through the use of traditional margin accounts with a broker.

Compensation Risk Oversight

Our Compensation Committee has responsibility for establishing our compensation philosophy and objectives, determining the structure, components and other elements of our programs, and reviewing and approving the compensation of our NEOs. In addition, our executive compensation programs and decisions have, as one of their objectives, to reduce incentives to expose Melinta to imprudent risks that might harm the Company or our shareholders. Our Compensation Committee has overseen the establishment of a number of governors and controls that address compensation-related risk and serve to mitigate such risk, including stock ownership guidelines for executive officers and directors and maintains an anti-hedging and anti-pledging policy. As a result, the Compensation Committee has concluded that the Company’s compensation policies and practices are not reasonably likely to have a material adverse effect on our Company.

Accounting Considerations

We account for equity compensation paid to our employees in accordance with FASB Accounting Standards Codification Topic 718, Compensation—Stock Compensation, or ASC 718, which requires us to measure and recognize compensation expense in our financial statements for all stock-based payments based on an estimate of their fair value over the service period of the award. We record cash compensation as an expense at the time the obligation is accrued.

Tax Considerations

Section 162(m) of the Internal Revenue Code, or Section 162(m), generally disallows public companies a tax deduction for compensation in excess of $1 million paid to their chief executive officers and three other highly compensated executive officers (other than the chief financial officer) unless an exemption applies. The Tax Cuts and Jobs Act, enacted on December 22, 2017, substantially modified Section 162(m) and, among other things, beginning in 2018, expanded the scope of the executive officers subject to Section 162(m), or the Covered Employees, to include any individual who served as the chief executive officer or the chief financial officer at any time during the taxable year and the three other most highly compensated officers (other than the chief executive officer and the chief financial officer) for the taxable year, and now provides that once an individual becomes a Covered Employee for any taxable year beginning after December 31, 2016, that individual will remain a Covered Employee for all future years, including following any termination of employment.

The Compensation Committee periodically reviews the potential consequences of Section 162(m) with respect to the elements of our compensation program; however, given that the impact of Section 162(m) on taxes currently payable by us is mitigated by our net operating loss carryforwards and in order to maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals in the best interests of the company, the Compensation Committee has not limited compensation to those levels or types of compensation that would be deductible by us.

Benefits and Other Compensation

General. We believe that establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified employees. We maintain broad-based benefits that are provided to all employees, including medical, dental and group life insurance, accidental death and dismemberment insurance, long- and short-term disability insurance, and a 401(k) plan. All of our executives are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees. Although we do not provide additional benefits or perquisites at this time, the Compensation Committee in its discretion may revise, amend or add to the NEOs’ benefits and perquisites if it deems it advisable.

Pension Benefits. We do not maintain any qualified or non-qualified defined benefit plans. As a result, none of our NEOs participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us. Our Compensation Committee may elect to adopt qualified or non-qualified benefit plans in the future if it determines that doing so is in our best interests.

Non-qualified Deferred Compensation. None of our NEOs participate in or have account balances in nonqualified defined contribution plans or other non-qualified deferred compensation plans maintained by us. Our Compensation Committee may elect to provide our officers and other employees with non-qualified defined contribution or other non-qualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Compensation Committee Report

The Compensation Committee of the board of directors of Melinta Therapeutics, Inc. has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with Melinta’s management. Based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in Melinta’s Annual Report on Form 10-K/A for the year ended December 31, 2017.

By the Compensation Committee of the board of directors of Melinta Corporation.

Cecilia Gonzalo, Chair John H. Johnson Thomas P. Koestler, Ph.D. Garheng Kong, M.D., Ph.D.

This report shall not constitute “soliciting material,” shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any of our other filings under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act, except to the extent that we specifically incorporate this report by reference therein.

Summary Compensation Table

The following table sets forth information concerning the compensation paid or accrued to the named executive officers in fiscal years 2017, 2016 and 2015.

Name and principal position(1)(2)(3)	Year	Salary ($)	Bonus ($)(4)	Stock awards ($)(5)	Option awards ($)(6)	Non-equity incentive plan compensation ($)	All other compensation ($)(7)	Total ($)
Daniel Wechsler
President and Chief Executive Officer	2017	87,788	100,000	2,139,651	4,605,480	—	22,307	6,955,226

Paul D. Estrem
Executive Vice President, Chief Financial Officer and Secretary	2017	333,410	255,024	—	73,185	—	10,791	672,410

Sue K. Cammarata, M.D.
Executive Vice President and Chief Medical Officer	2017	433,434	380,030	—	54,680	—	2,376	870,520

Erin Duffy, Ph.D.
Executive Vice President and Chief Scientific Officer	2017	330,542	199,162	—	65,867	—	—	595,571

John Temperato(8)
Former Executive Vice President and Chief Commercial Officer	2017	416,138	100,000	—	92,844	—	10,600	619,582

David Zaccardelli, Pharm.D.
Former Acting Chief Executive Officer	2017	456,231	—	—	—	—	1,871,992	2,328,223
	2016	32,884	—	385,000	826,554	—	—	1,244,438
Mark Hahn
Former Executive Vice President and Chief Financial Officer	2017	350,000	—	174,750	234,300	—	1,045,850	1,804,900
	2016	375,000	—	—	1,170,299	109,500	29,727	1,684,526
	2015	350,000	—	—	699,955	97,633	27,832	1,175,420
John Bluth
Former Executive Vice President, Investor Relations and Corporate Communications	2017	266,500	—	116,500	156,192	—	783,358	1,322,550
	2016	108,330	—	—	628,997	31,633	6,938	775,898
David Oldach, M.D.
Former Chief Medical Officer	2017	350,000	—	174,750	234,300	—	1,074,401	1,833,451
	2016	350,000	—	—	900,243	96,600	25,304	1,372,147
	2015	300,000	—	—	347,237	84,210	23,090	754,537

(1)	This table includes compensation from the Company earned prior to and following the merger with Cempra.
(2)

Effective November 3, 2017, in connection with the completion of the merger with Cempra, Mr. Wechsler, Mr. Estrem, Dr. Cammarata, Dr. Duffy, and Mr. Temperato were appointed as our President and Chief Executive Officer, Executive Vice President, Chief Financial Officer and Secretary, Executive Vice President and Chief Medical Officer, Executive Vice President and Chief Scientific Officer, and Executive Vice President and Chief Commercial Officer, respectively. In accordance with SEC regulations, only compensation information for the fiscal year in which each executive became a named executive officer is included in the Summary Compensation Table.

(3)

Effective November 3, 2017, in connection with the completion of the merger with Cempra, Dr. Zaccardelli’s employment with the Company was terminated and each of Messrs. Hahn and Bluth and Dr. Oldach resigned as officers of the Company. Mr. Hahn’s and Dr. Oldach’s employment with the Company was terminated effective November 15, 2017. Mr. Bluth’s employment with the Company was terminated effective December 31, 2017. Dr. Zaccardelli continues to serve on our board of directors as a non-employee member.

(4)	The amounts reported in this column include the following payments with respect to 2017:
•	Dan Wechsler – A bonus equal to $100,000 earned in respect of Mr. Wechsler’s service in 2017 and paid in March 2018, which is equal to 112% of his base salary prorated for his partial year of service.

•

Paul D. Estrem – A one-time cash bonus equal to $100,000, paid in November 2017, in recognition of Mr. Estrem’s efforts in connection with the merger with Cempra, an additional one-time cash bonus equal to $50,000 paid in January 2018 in recognition of Mr. Estrem’s efforts in 2017 in connection with the acquisition of The Medicines Company, and an annual bonus equal to $105,024 earned in respect of Mr. Estrem’s service in 2017 and paid in March 2018.

•

Sue K. Cammarata, M.D. – A one-time cash bonus equal to $200,000 paid in June 2017, in connection with the New Drug Application approval of Baxdela™, which occurred on June 19, 2017, a one-time cash bonus equal to $50,000, paid in November 2017, in recognition of Dr. Cammarata’s efforts in connection with the merger with Cempra, and an annual bonus equal to $130,030 earned in respect of Dr. Cammarata’s service in 2017 and paid in March 2018.

•

Erin Duffy, Ph.D. – A one-time cash bonus equal to $100,000, paid in November 2017, in recognition of Dr. Duffy’s efforts in connection with the merger with Cempra, and an annual bonus equal to $99,162 earned in respect of Dr. Duffy’s service in 2017 and paid in March 2018.

•	John Temperato – A one-time cash bonus equal to $100,000, paid in November 2017, in recognition of Mr. Temperato’s efforts in connection with the merger with Cempra.

For additional information, please see “Compensation Discussion and Analysis—Components of Executive Compensation—Annual Cash Incentive” above.

(5)

The amounts reported in this column represent the aggregate grant date fair value of the restricted stock units granted to our named executive officers during our fiscal year ended December 31, 2017, calculated in accordance with FASB ASC Topic 718, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. See note 12 to our consolidated financial statements for the fiscal year ended December 31, 2017, for a discussion of the assumptions used to calculate these values.

(6)

The amounts reported in this column represent the aggregate grant date fair value of the stock option awards granted to our named executive officers during our fiscal year ended December 31, 2017, calculated in accordance with FASB ASC Topic 718, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. See note 12 to our consolidated financial statements for the fiscal year ended December 31, 2017, for a discussion of the assumptions used to calculate these values. In addition, in connection with the termination of each of Dr. Zaccardelli’s, Messrs. Hahn’s and Bluth’s and Dr. Oldach’s employment, the Company approved an extension of the exercise period for the vested stock options held by each executive as of the date of such termination until the earlier of (x) the end of the twelve-month period following such termination, and (y) the stated expiration date of the stock options; however, due to the then current per share price of our common stock relative to each applicable exercise price, in accordance with FASB ASC Topic 718, no incremental accounting charge was required to be taken by the Company as a result of such extension.

(7)

The amounts reported in this column as earned by each named executive officer include the estimated cost of the following perquisites and other benefits received by our named executive officers in 2017:

	Severance(A)
Name	Base salary	Bonus	COBRA premiums	RSU acceleration(B)	Outplacement assistance	401(k) matching contribution	Reimbursement of advisor fees	Total
Daniel Wechsler	—	—	—	—	—	—	22,307	22,307
Paul D. Estrem	—	—	—	—	—	10,791	—	10,791
Sue K. Cammarata, M.D.	—	—	—	—	—	2,376	—	2,376
Erin Duffy, Ph.D.	—	—	—	—	—	—	—	—
John Temperato	—	—	—	—	—	10,600	—	10,600
David Zaccardelli, Pharm.D.	1,080,000	648,000	24,117	116,250	20,000	9,249	—	1,871,992
Mark Hahn	600,000	240,000	18,088	183,750	20,000	10,800	—	1,045,850
John Bluth	399,759	159,900	27,408	165,500	20,000	10,800	—	783,358
David Oldach, M.D.	600,000	240,000	27,408	183,750	20,000	10,800	—	1,074,401

(A)

For additional information regarding the payments and benefits paid in connection with Dr. Zaccardelli’s and Messrs. Hahn’s and Bluth’s and Dr. Oldach’s departure from the Company, please see “— Potential Payments on Termination and Change of Control” below. We have included the full value of any COBRA reimbursements and outplacement assistance that were made available to each executive, although certain executives may elect not to utilize such benefits.

(B)

Amounts reported in this column were determined based on the closing sale price per share of Melinta common stock on the NASDAQ Global Market on the date each executive’s employment was terminated with respect to Dr. Zaccardelli, Mr. Hahn and Dr. Oldach, and as of January 2, 2018, with respect to Mr. Bluth.

(8)

Mr. Temperato’s employment with the Company ended on January 5, 2018. For additional information regarding the payments and benefits paid in connection with his departure from the Company, please see “Potential Payments on Termination and Change of Control” below.

Grants of Plan-Based Awards

The following table provides information regarding grants of plan-based awards made to the named executive officers in 2017.

		Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			Number of shares		Number of securities		Exercise or base price of	Grant date fair value of stock and
Name(1)	Grant date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	of stock or units (#)(2)		underlying options (#)(2)		option awards ($/Sh)(2)	option awards ($)(8)
Daniel Wechsler	11/3/2017	—	—	—	—	—	—	183,661	(3)	—		—	2,139,651
	11/3/2017	—	—	—	—	—	—	—		550,981	(5)	11.65	4,605,480
Paul D. Estrem	8/8/2017	—	—	—	—	—	—	—		5,214	(6)	20.97	73,185
Sue K. Cammarata, M.D.	8/8/2017	—	—	—	—	—	—	—		3,895	(6)	20.97	54,680
Erin Duffy, Ph.D.	8/8/2017	—	—	—	—	—	—	—		4,692	(6)	20.97	65,867
John Temperato	8/8/2017	—	—	—	—	—	—	—		6,615	(6)	20.97	92,844
David Zaccardelli, Pharm.D.	—	—	—	—	—	—	—	—		—		—	—
Mark Hahn	1/3/2017	—	—	—	—	—	—	10,000	(4)	—		—	116,500
	1/3/2017	—	—	—	—	—	—	—		6,250	(7)	15.00	48,813
	1/3/2017	—	—	—	—	—	—	—		18,750	(7)	15.00	146,438
	2/23/2017	—	—	—	—	—	—	5,000	(4)	—		—	58,250
	2/23/2017	—	—	—	—	—	—	—		501	(7)	15.75	3,913
	2/23/2017	—	—	—	—	—	—	—		4,499	(7)	15.75	35,137
John Bluth	1/3/2017	—	—	—	—	—	—	5,000	(4)	—		—	58,250
	1/3/2017	—	—	—	—	—	—	—		15,000	(7)	15.00	117,150
	2/23/2017	—	—	—	—	—	—	5,000	(4)	—		—	58,250
	2/23/2017	—	—	—	—	—	—	—		104	(7)	15.75	812
	2/23/2017	—	—	—	—	—	—	—		4,895	(7)	15.75	38,230
David Oldach, M.D.	1/3/2017	—	—	—	—	—	—	10,000	(4)	—		—	116,500
	1/3/2017	—	—	—	—	—	—	—		6,250	(7)	15.00	48,813
	1/3/2017	—	—	—	—	—	—	—		18,750	(7)	15.00	146,438
	2/23/2017	—	—	—	—	—	—	5,000	(4)	—		—	58,250
	2/23/2017	—	—	—	—	—	—	—		501	(7)	15.75	3,913
	2/23/2017	—	—	—	—	—	—	—		4,499	(7)	15.75	35,137

(1)

All stock options and restricted stock units granted to Dr. Zaccardelli and Messrs. Hahn and Bluth and Dr. Oldach were granted under the 2011 Equity Incentive Plan. All stock options granted to Mr. Estrem, Dr. Cammarata, Dr. Duffy and Mr. Temperato were granted under the Private Melinta 2011 Equity Incentive Plan. The stock option and restricted stock unit grants to Mr. Wechsler were made pursuant to the stock option and restricted stock unit inducement grant agreements entered into with Mr. Wechsler, in accordance with the provisions set forth in that certain employment agreement by and between the Company and Mr. Wechsler, dated October 30, 2017, and in accordance with the inducement grant exception under NASDAQ Listing Rule 5635(c)(4).

(2)	All amounts presented reflect the 5-for-1 stock split effected on November 3, 2017, in connection with the merger with Cempra.
(3)

The restricted stock units granted to Mr. Wechsler will become twenty-five percent vested on the first anniversary of Mr. Wechsler’s date of hire, with the remaining units vesting in equal monthly installments over the three-year period thereafter, subject to his continued service with the Company through such date. If the grant is not expressly assumed in a change in control, any then remaining unvested portion of such grant will become fully vested upon such change in control. The restricted stock unit grant entitles Mr. Wechsler to dividend equivalents in connection with any dividends paid to shareholders of the Company during such vesting period, provided that any dividend equivalents paid with respect to unvested restricted stock units will be subject to the same vesting requirements as the underlying restricted stock units to which such dividend equivalents relate, with the payment deferred and paid within ten days after such restricted stock units become vested.

(4)

The restricted stock units granted to each of Messrs. Hahn and Bluth and Dr. Oldach in January 2017 were initially scheduled to vest and settle on January 1, 2019, and the restricted stock units granted to each of Messrs. Hahn and Bluth and Dr. Oldach in February 2017 were initially scheduled to vest and settle on January 9, 2019. The restricted stock units granted to each of Messrs. Hahn and Bluth and Dr. Oldach were accelerated in connection with each such executive’s termination of employment pursuant to each executive’s separation agreement, as discussed in more detail below under “Potential Payments on Termination and Change of Control.”

(5)

The stock options granted to Mr. Wechsler will become twenty-five percent vested and exercisable on the first anniversary of Mr. Wechsler’s date of hire, with the remaining stock options vesting in equal monthly installments over the three-year period thereafter, subject to his continued service with the Company through such date. If the grant is not expressly assumed in a change in control, any then remaining unvested portion of such grant will become fully vested upon such change in control.

(6)

The stock options granted to each of Mr. Estrem, Dr. Cammarata, Dr. Duffy and Mr. Temperato will become twenty-five percent vested and exercisable on the first anniversary of the date of grant, with the remaining stock options vesting in equal monthly installments over the three-year period thereafter, subject to the executive’s continued service with the Company through such date.

(7)

The stock options granted to each of Messrs. Hahn and Bluth and Dr. Oldach in January 2017 were initially scheduled to vest in equal monthly installments over a four-year period on each monthly anniversary of January 1, 2017, and the stock options granted to each of Messrs. Hahn and Bluth and Dr. Oldach in February 2017 were initially scheduled to vest in equal monthly installments over a four-year period on each monthly anniversary of February 23, 2017. The stock options granted to each of Messrs. Hahn and Bluth and Dr. Oldach were accelerated in connection with each such executive’s termination of employment pursuant to each executive’s separation agreement, as discussed in more detail below under “Potential Payments on Termination and Change of Control.”

(8)

The amounts reported in this column represent the aggregate grant date fair value of the stock option and restricted stock unit awards, as applicable, granted to our named executive officers during our fiscal year ended December 31, 2017, calculated in accordance with FASB ASC Topic 718, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. See note 12 to our consolidated financial statements for the fiscal year ended December 31, 2017, for a discussion of the assumptions used to calculate these values. In addition, in connection with the termination of each of Dr. Zaccardelli’s, Messrs. Hahn’s and Bluth’s and Dr. Oldach’s employment, the Company approved an extension of the exercise period for the vested stock options held by each executive as of the date of such termination until the earlier of (x) the end of the twelve-month period following such termination, and (y) the stated expiration date of the stock options; however, due to the then current per share price of our common stock relative to each applicable exercise price, in accordance with FASB ASC Topic 718, no incremental accounting charge was required to be taken by the Company as a result of such extension.

Narrative to Summary Compensation Table and Grant of Plan-Based Awards Table

Executive Employment Agreements

Certain of the compensation paid to the named executive officers reflected in the Summary Compensation Table was provided pursuant to employment agreements or letter agreements with us, which are summarized below. In addition, with respect to our named executive officers, for a discussion of the potential payments and benefits that we would provide our currently employed named executive officers in connection with a termination of employment and/or a change in control of the Company and, with respect to our named executed officers who are no longer employed with us, for a discussion of the payments and benefits we have agreed to provide in connection with each executive’s respective termination of employment, please see “Potential Payments on Termination and Change of Control” below.

Daniel Wechsler. In connection with Mr. Wechsler’s employment, the Company entered into an employment agreement pursuant to which Mr. Wechsler is entitled to an annual base salary, currently $572,000. In addition, pursuant to his employment agreement, Mr. Wechsler is eligible to earn an annual bonus, initially set at a target equal to 60% of his base salary, with a maximum annual bonus opportunity to be set at a value not be less than 150% of his base salary; effective January 1, 2018, it was mutually agreed that Mr. Wechsler’s annual bonus would be set at a target equal to 65% of his base salary, with the maximum bonus opportunity equal to 84.5% of his base salary, in each case subject to the achievement of applicable Company and specific individual performance objectives for each fiscal year. Mr. Wechsler’s employment agreement provides that his annual bonus for 2017 could not be less than target, but would be prorated for the period in 2017 based on the number of days in the year actually worked. The bonus for 2017 actually paid to Mr. Wechsler was equal to 112% of his base salary, and was prorated based on the number of days in the year actually worked.

Paul D. Estrem; Sue K. Cammarata, M.D.; Erin Duffy, Ph.D.; John Temperato. Under the terms of each of Mr. Estrem’s, Dr. Cammarata’s, Dr. Duffy’s, and Mr. Temperato’s offer letters, each executive is or was to be employed on an “at-will” basis, as applicable. Currently, Mr. Estrem, Dr. Cammarata and Dr. Duffy earn a base salary of $365,084, $446,437 and $340,458, respectively, and each is eligible to earn an annual bonus equal to 30% of his or her base salary. During 2017, Mr. Temperato was eligible to earn a base salary equal to $416,138 and was eligible to earn an annual bonus equal to 50% of his base salary.

David Zaccardelli. In connection with the hiring of Dr. Zaccardelli as Acting Chief Executive Officer in December 2016, the Company entered into an employment agreement pursuant to which Dr. Zaccardelli was paid a base salary at the annual rate of $540,000 during his employment and was eligible for an annual incentive bonus for calendar years during his term, beginning in 2017, with a target bonus equal to 60% of his base salary. This bonus was subject to achievement of objectives established by the Company’s board of directors, consistent with those established for the Company’s senior management team.

The employment of Dr. Zaccardelli terminated in connection with the completion of the merger with Cempra, effective November 3, 2017. He continues to serve on our board of directors as a non-employee member, but did not receive any compensation for serving in that capacity while employed as the Company’s Acting Chief Executive Officer.

Stock Plan

During the fiscal year ended December 31, 2017, we granted stock options and restricted stock units to certain of our named executive officers. For a discussion of such stock option and restricted unit grants, please see “Components of Executive Compensation—Long-Term Equity Incentives” above.

Outstanding Equity Awards at Fiscal Year-End 2017

The following table contains certain information concerning outstanding equity awards to acquire shares of our common stock held by each of our named executive officers as of December 31, 2017.

		Option awards					Stock awards
Name	Grant date	Number of securities underlying unexercised options (#) exercisable (1)	Number of securities underlying unexercised options (#) unexercisable (1)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)(1)	Option expiration date	Number of shares or units of stock that have not vested (#)(1)	Market value of shares or units of stock that have not vested ($)(1)(2)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Daniel Wechsler	11/3/2017(3)	—	—	—	—	—	183,661	2,901,844	—	—
	11/3/2017(4)	—	550,981	—	11.65	11/2/2027	—	—	—	—
Paul D. Estrem	8/8/2017(5)	—	5,214	—	20.97	8/7/2027	—	—	—	—
	9/1/2015(5)	5,630	3,379	—	36.25	8/31/2025	—	—	—	—
	4/8/2014(5)	20,220	1,839	—	27.52	4/7/2024	—	—	—	—
	12/17/2013(5)	25,793	—	—	17.04	12/16/2023	—	—	—	—
Sue K. Cammarata, M.D.	8/8/2017(5)	—	3,895	—	20.97	8/7/2027	—	—	—	—
	9/29/2015(5)	8,782	5,270		36.25	9/28/2025
	9/1/2015(5)	2,815	1,689	—	36.25	8/31/2025	—	—	—	—
	4/8/2014(5)	10,109	920	—	27.52	4/7/2024	—	—	—	—
	12/17/2013(5)	12,896	—	—	17.04	12/16/2023	—	—	—	—
Erin Duffy, Ph.D.	8/8/2017(5)	—	4,692	—	20.97	8/7/2027	—	—	—	—
	9/1/2015(5)	5,067	3,041	—	36.25	8/31/2025	—	—	—	—
	4/8/2014(5)	18,198	1,655	—	27.52	4/7/2024	—	—	—	—
	12/17/2013(5)	23,213	—	—	17.04	12/16/2023	—	—	—	—
John Temperato	8/8/2017(5)	—	6,615	—	20.97	8/7/2027	—	—	—	—
	3/22/2016(5)	33,061	39,074	—	38.00	3/21/2026	—	—	—	—
David Zaccardelli, Pharm.D.(6)	12/9/2016	29,999	—	—	38.50	12/8/2026	—	—	—	—
	8/10/2016	5,000	—	—	113.85	8/9/2026	—	—	—	—
Mark Hahn(6)	2/23/2017	5,000	—	—	15.75	2/22/2027	—	—	—	—
	1/3/2017	25,000	—	—	15.00	1/2/2027	—	—	—	—
	1/1/2016	11,931	—	—	155.65	12/31/2025	—	—	—	—
	1/1/2015	9,272	—	—	117.55	12/31/2024	—	—	—	—
	1/8/2014	11,999	—	—	65.50	1/7/2024	—	—	—	—
	1/18/2013	10,000	—	—	33.15	1/17/2023	—	—	—	—
	3/20/2012	4,999	—	—	38.10	3/19/2022	—	—	—	—
	12/8/2010	1,814	—	—	10.45	12/7/2020	—	—	—	—
	7/28/2010	1,528	—	—	10.45	7/28/2020	—	—	—	—
	2/2/2010	9,378	—	—	10.45	2/1/2020	—	—	—	—
John Bluth(6)(7)	2/23/2017	—	—	—	—	—	5,000	79,000	—	—
	2/23/2017	4,999	—	—	15.75	2/22/2027	—	—	—	—
	1/3/2017	—	—	—	—	—	5,000	79,000	—	—
	1/3/2017	15,000	—	—	15.00	1/2/2027	—	—	—	—
	8/5/2016	7,999	—	—	120.70	8/4/2026	—	—	—	—
David Oldach, M.D.(6)	2/23/2017	5,000	—	—	15.75	2/22/2027	—	—	—	—
	1/3/2017	25,000	—	—	15.00	1/2/2027	—	—	—	—
	1/1/2016	9,178	—	—	155.65	12/31/2025	—	—	—	—
	1/1/2015	4,599	—	—	117.55	12/31/2024	—	—	—	—
	1/8/2014	1,500	—	—	65.50	1/7/2024	—	—	—	—
	3/7/2013	2,000	—	—	33.20	3/6/2023	—	—	—	—
	1/18/2013	2,817	—	—	33.15	1/17/2023	—	—	—	—
	3/21/2012	3,999	—	—	37.35	3/20/2022	—	—	—	—
	3/1/2011	3,269	—	—	11.40	3/2/2021	—	—	—	—

(1)	All amounts presented reflect the 5-for-1 stock split effected on November 3, 2017, in connection with the merger with Cempra.
(2)

The market value was determined based on the closing sale price per share of Melinta common stock on the NASDAQ Global Market on December 29, 2017, the last trading day of fiscal year 2017, which was $15.80.

(3)

The restricted stock units granted to Mr. Wechsler will become twenty-five percent vested on the first anniversary of Mr. Wechsler’s date of hire, with the remaining units vesting in equal monthly installments over the three-year period thereafter, subject to his continued service with the Company through such date. If the grant is not expressly assumed in a change in control, any then remaining unvested portion of such grant will become fully vested upon such change in control. The restricted stock unit grant entitles Mr. Wechsler to dividend equivalents in connection with any dividends paid to shareholders of the Company during such vesting period, provided that any dividend equivalents paid with respect to unvested restricted stock units will be subject to the same vesting requirements as the underlying restricted stock units to which such dividend equivalents relate, with the payment deferred and paid within ten days after such restricted stock units become vested.

(4)

The stock options granted to Mr. Wechsler will become twenty-five percent vested and exercisable on the first anniversary of Mr. Wechsler’s date of hire, with the remaining stock options vesting in equal monthly installments over the three-year period thereafter, subject to his continued service with the Company through such date. If the grant is not expressly assumed in a change in control, any then remaining unvested portion of such grant will become fully vested upon such change in control.

(5)

The stock options granted to each of Mr. Estrem, Dr. Cammarata, Dr. Duffy and Mr. Temperato will become twenty-five percent vested and exercisable on the first anniversary of the date of grant, with the remaining stock options vesting in equal monthly installments over the three-year period thereafter, subject to the executive’s continued service with the Company through such date.

(6)

The stock options granted to each of Dr. Zaccardelli, Messrs. Hahn and Bluth, and Dr. Oldach became fully vested and exercisable, on November 3, 2017, with respect to Dr. Zaccardelli, and on November 15, 2017, with respect to Mr. Hahn and Dr. Oldach, and December 31, 2017, with respect to Mr. Bluth, in each case, in connection with the executive’s termination of employment.

(7)	The restricted stock units granted to Mr. Bluth became fully vested on December 31, 2017, in connection with Mr. Bluth’s termination of employment, which were settled on January 2, 2018.

Option Exercises and Stock Vested Table

The following table contains information concerning the vesting of stock awards held by our named executive officers during the fiscal year ended December 31, 2017. There were no exercises of stock options by the named executive officers in 2017.

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)(1)
Daniel Wechsler	—	—	—	—
Paul D. Estrem	—	—	—	—
Sue K. Cammarata, M.D.	—	—	—	—
Erin Duffy, Ph.D.	—	—	—	—
John Temperato	—	—	—	—
David Zaccardelli, Pharm.D.(2)	—	—	10,000	116,250
Mark Hahn(2)	—	—	15,000	183,750
John Bluth	—	—	—	—
David Oldach, M.D.(2)	—	—	15,000	183,750

(1)	The value realized on vesting is calculated by multiplying the number of shares of common stock acquired on vesting by the closing price of our common stock on the vesting date.
(2)

Certain of Dr. Zaccardelli’s, Messrs. Hahn’s and Bluth’s, and Dr. Oldach’s restricted stock units vested in connection with each such executive’s termination of employment pursuant to each executive’s separation agreement, as discussed in more detail below under “Potential Payments on Termination and Change of Control.”

Pension Benefits

We do not currently sponsor or maintain any defined benefit pension plans or other benefit plans providing specified retirement payments and benefits for employees.

Non-Qualified Deferred Compensation

We do not currently sponsor or maintain any non-qualified defined contribution or other non-qualified deferred compensation plans for employees.

Potential Payments on Termination and Change of Control

The following summaries describe, with respect to our named executive officers, the potential payments and benefits that we would provide our currently employed named executive officers in connection with a termination of employment and/or a change in control of the Company and, with respect to our named executive officers who are no longer employed with us, the payments and benefits we have agreed to provide in connection with each executive’s respective termination of employment.

Daniel Wechsler. Under the terms of Mr. Wechsler’s employment agreement, if the Company terminates Mr. Wechsler’s employment without cause or if he terminates his employment with the Company for good reason in accordance with the terms of his employment agreement, subject to Mr. Wechsler’s execution of a release of claims, he will be entitled to receive severance equal to:  (i) an amount equal to one and one-half times his then annual base salary and target annual bonus (provided that such multiple will be equal to two if the date of such termination occurs within three months prior to or twelve months following a change in control), payable in equal installments over eighteen months in accordance with the Company’s payroll practices; (ii) a prorated annual bonus for the year in which such termination occurs, based on actual performance; and (iii) reimbursement for the employer portion of the premium costs of his COBRA continuation coverage until the earlier of (x) the end of the eighteen-month period following such qualifying termination, and (y) the date Mr. Wechsler becomes eligible for coverage under another group health plan. In addition, if such termination of Mr. Wechsler’s employment by the Company without cause or by Mr. Wechsler with good reason occurs within three months prior to or twelve months following a change in control, all of his then outstanding equity awards subject to solely service-based vesting will become fully vested. In connection with any termination of Mr. Wechsler’s employment due to death or disability, he is entitled to a prorated bonus for the year in which such termination occurs, based on actual performance. In addition, if either of the inducement equity awards granted to Mr. Wechsler is not expressly assumed in a change in control, any then remaining unvested portion of such grants will become fully vested upon such change in control.

Mr. Wechsler also entered into an Employee Noncompetition, Nondisclosure and Developments Agreement pursuant to which he is subject to customary confidentiality restrictions that apply during his employment and indefinitely thereafter, an invention assignment provision, and covenants not to compete or to solicit our employees or customers while employed with the Company and for eighteen months following any termination of employment.

Paul D. Estrem; Sue K. Cammarata, M.D.; Erin Duffy, Ph.D. Each of Mr. Estrem, Dr. Cammarata, and Dr. Duffy has entered into a severance agreement, pursuant to which if the Company terminates the executive’s employment without cause or if the executive terminates his or her employment with the Company for good reason in accordance with the terms of the separation agreement, subject to his or her execution of a release of claims, the executive will be entitled to severance equal to:  (i) continued payment of the executive’s base salary for a twelve-month period; (ii) reimbursement for the employer portion of the premium costs of the executive’s COBRA continuation coverage, until the earlier of (x) the end of the twelve-month period following such qualifying termination, and (y) the date the executive becomes eligible for coverage under another group health plan; and (iii) if such qualifying termination occurs within six months of a change in control, a prorated annual bonus for the year in which such termination occurs.

Each of Mr. Estrem, Dr. Cammarata, and Dr. Duffy has also entered into an Employee Noncompetition, Nondisclosure and Developments Agreement pursuant to which the executive is subject to customary confidentiality restrictions that apply during the executive’s employment and indefinitely thereafter, an invention assignment provision, and covenants not to compete or to solicit our employees or customers while employed with the Company and for twelve months following any termination of employment.

John Temperato. On December 28, 2017, we entered into a separation and release agreement with Mr. Temperato, pursuant to which his employment ended on January 5, 2018. Pursuant to the terms of the separation agreement, in consideration for his release of claims and continued compliance with his covenants not to compete or to solicit the Company’s employees or customers, in each case, for a twelve-month period following his termination of employment, the Company will pay Mr. Temperato an amount equal to:  (i) continued payment of his base salary for a twelve-month period; (ii) reimbursement for the employer portion of the premium costs of his COBRA continuation coverage until the earlier to occur of (x) the end of the twelve month period following his termination of employment, and (y) the date he becomes eligible for coverage under another group health plan; and (iii) an additional payment equal to $208,068, representing the value of the annual bonus Mr. Temperato would have been eligible to earn with respect to performance in 2017. Consistent with the benefit provided to the other executive officers, notwithstanding the terms of his separation agreement, we have agreed to reimburse Mr. Temperato for the full cost of his COBRA continuation coverage.

David Zaccardelli Pharm.D.; Mark Hahn; John Bluth; David Oldach, M.D. In connection with the termination of the employment of Dr. Zaccardelli, Messrs. Hahn and Bluth, and Dr. Oldach, upon the date of their respective termination, the Company and each of Dr. Zaccardelli, Messrs. Hahn and Bluth, and Dr. Oldach entered into a separation and release agreement. In consideration for the executive’s release of claims and continued compliance with his covenants not to compete or to solicit the Company’s employees or customers, in each case, for an eighteen-month period following his termination of employment, the Company will pay each executive an amount equal to (i) continued payment of his base salary for an eighteen-month period (twenty-four months in the case of Dr. Zaccardelli); (ii) a lump sum amount equal to one and one half times his target bonus for 2017 (two times in the case of Dr. Zaccardelli); and (iii) reimbursement for the entire cost of his COBRA continuation coverage until the earlier to occur of (x) the end of the eighteen-month period following his termination date, and (y) the date he becomes eligible for coverage under another group health plan. In addition, the Company will provide outplacement assistance through a service provider selected by the Company for a period of eighteen months. The vesting of all outstanding and unvested stock options and restricted stock units held by the executive was accelerated and, if applicable, became immediately and fully exercisable. The exercise period for any of the executive’s stock options that vested prior to his termination date, or pursuant to his separation agreement, was extended through the date that is twelve months following his termination date, but in no event beyond the original expiration date of the each affected stock option. At the time of this filing, the exercise prices of all of the stock options held by Dr. Zaccardelli, Messrs. Hahn and Bluth, and Dr. Oldach were above the fair market value of such shares. Dr. Zaccardelli continues to serve as a non-employee member of our board of directors.

The table below reflects the amount of compensation and benefits payable to each named executive officer currently employed with us in the event of:  (i) a termination of the executive’s employment by the Company without cause or by the executive for good reason; (ii) a termination of the executive’s employment by the Company without cause or by the executive for good reason, with respect to Mr. Wechsler within three months prior to or twelve months following a change in control, and with respect to Mr. Estrem, Dr. Cammarata and Dr. Duffy, within six months following a change in control; and (iii) with respect to Mr. Wechsler, a termination of his employment in connection with his death or disability.

Name	Benefit	Termination without cause or resignation for good reason ($)(1)	Termination without cause or resignation for good reason in connection with a change in control ($)(1)	Death or disability ($)(1)	Change in control (2)
Daniel Wechsler	Cash payment	1,320,000	1,760,000	—	—
President and Chief Executive	Bonus	53,342	53,342	53,342	—
Officer	Continuation of benefits	15,746	15,746	—	—
	Vesting of Options and RSUs	—	5,188,414	—	5,188,414
	Total	1,389,088	7,017,502	53,342	5,188,414
Paul D. Estrem	Cash payment	333,410	333,410	—	—
Executive Vice President, Chief	Bonus	—	100,023	—	—
Financial Officer and Secretary	Continuation of benefits	18,220	18,220	—	—
	Total	351,630	451,653	—	—
Sue K. Cammarata, M.D.	Cash payment	433,433	433,433	—	—
Executive Vice President and	Bonus	—	130,030	—	—
Chief Medical Officer	Continuation of benefits	790	790	—	—
	Total	433,512	563,542	—	—
Erin Duffy, Ph.D.	Cash payment	330,541	330,541	—	—
Executive Vice President and	Bonus	—	99,162	—	—
Chief Scientific Officer	Continuation of benefits	6,245	6,245	—	—
	Total	336,786	435,948	—	—

(1)	The severance amounts reported are based on the base salaries in effect on December 31, 2017.
(2)	Amounts reported in this column assume that any equity awards are not assumed by an acquirer in connection with a change in control.

CEO Pay Ratio – Annualized Approach

Pursuant to Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are required to disclose the ratio of our principal executive officer annual total compensation to the annual total compensation of our median employee.

During fiscal year 2017, the principal executive officer (“PEO”), of Melinta as of the determination date, December 31, 2017, was our President and Chief Executive Officer, Mr. Dan Wechsler. For 2017, the annual total compensation for Mr. Wechsler, as reported in the Summary Compensation Table, was $6,955,227. We note that a substantial portion of our President and CEO’s total compensation for 2017 was the sign-on equity awards he received in accordance with his employment agreement, which had a grant date fair value of $6,745,131. However, because Mr. Wechsler became our President and Chief Executive Officer on November 3, 2017, and served as our PEO for fewer than two months of the year, for purposes of calculating the PEO pay ratio, we annualized Mr. Wechsler’s base salary to $550,000 in accordance with SEC rules to estimate the compensation that he likely would have received if he had served as CEO for the entire year.

As a result, Mr. Wechsler’s compensation as CEO, for purposes of this pay ratio disclosure, was $7,417,439. The annual total compensation for our median employee was $215,327, annualized in a manner resulting in a pay ratio of approximately 34 to 1.

To find the median of the annual total compensation of all our employees (other than our CEO), we used wages from our payroll records as reported to the Internal Revenue Service on Form W-2 for fiscal 2017. In making this determination, we annualized the compensation of 91 full-time and part-time permanent employees who were employed on December 31, 2017, but did not work for us the entire year. No full-time equivalent adjustments were made for part-time employees. We identified our median employee using this compensation measure and methodology, which was consistently applied to all our employees included in the calculation.

The pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules based on our internal records and the methodology described above. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Therefore, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates, and assumptions in calculating their own pay ratios.

DIRECTOR COMPENSATION

Director Compensation in Fiscal 2017

The following table shows the compensation earned by each non-employee director of Melinta for the year ended December 31, 2017.

Name(1)	Fees earned or paid in cash ($)(2)	Option awards (3)(4)($)	All other compensation ($)	Total ($)
Michael R. Dougherty	46,292	31,699	—	77,991
Kevin T. Ferro	—	—	—	—
Jay Galeota	—	—	—	—
David Gill	50,500	31,699	—	82,199
Dov A. Goldstein, M.D.	42,083	31,699	—	73,782
Cecilia Gonzalo	—	—	—	—
John H. Johnson	37,875	31,699	—	69,574
Richard Kent, M.D.	37,875	31,699	—	69,574
Thomas Koestler, Ph.D.(5)	—	—	—	—
Garheng Kong, M.D., Ph.D.	82,063	38,038	—	120,101
P. Sherill Neff	37,875	31,699	—	69,574
David Zaccardelli, Pharm.D.(6)	—	—	—	—

(1)

Effective November 3, 2017, in connection with the merger with Cempra, Michael Dougherty, Dov A. Goldstein, M.D., Richard Kent, M.D. and P. Sherrill Neff each resigned from our board of directors, and Kevin T. Ferro, Jay Galeota, Cecilia Gonzalo and Thomas P. Koestler, Ph.D. were appointed to our board of directors.

(2)

The reported amounts represent fees earned under our non-employee director compensation program between January 1, 2017, through November 3, 2017. As discussed below, following the merger with Cempra on November 3, 2017, our director compensation program was suspended pending a review of the program. Fees earned by each non-employee member of our board of directors were pro-rated for any partial period of service.

(3)

The reported amounts represent the aggregate grant date fair value of the stock option awards granted to non-employee directors during our fiscal year ended December 31, 2017, calculated in accordance with FASB ASC Topic 718, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. See note 12 to our consolidated financial statements for the fiscal year ended December 31, 2017, for a discussion of the assumptions used to calculate these values. Our compensation committee approved an extension of the exercise period for stock options held by members of our board of directors who resigned in connection with the merger with Cempra to the earlier of (x) November 3, 2018, and (y) the stated expiration date of the stock options, however, due to the then current per share price of our common stock relative to each applicable exercise price, in accordance with FASB ASC Topic 718, no incremental accounting charge was required to be taken by the Company as a result of such extension.

(4)	The non-employee members of our board of directors held the following aggregate number of unexercised stock options as of December 31, 2017:

Name	Aggregate number of options outstanding as of December 31, 2017
Michael R. Dougherty	17,000
Kevin T. Ferro	—
Jay Galeota	—
David Gill	20,000
Dov. A Goldstein, M.D.	7,832
Cecilia Gonzalo	—
John H. Johnson	23,756
Richard Kent, M.D., Ph.D.	15,000
Thomas Koestler, Ph.D.	19,876
Garheng Kong, M.D., Ph.D.	27,356
P. Sherill Neff	18,000
David Zaccardelli, Pharm.D.	34,999

(5)

Dr. Koestler served on the board of directors of Melinta Therapeutics, Inc. prior to the merger with Cempra, and earned a cash retainer equal to $84,167 during 2017 for such service. Dr. Koestler also earned an additional consulting fee equal to $42,083 in connection with his provision of consulting services from time to time. In addition, on August 8, 2017, Dr. Koestler received a grant of stock options with an aggregate grant date fair value equal to $23,434, calculated in accordance with FASB ASC Topic 718, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. See note 12 to our consolidated financial statements for the fiscal year ended December 31, 2017, for a discussion of the assumptions used to calculate this value.

(6)

Dr. Zaccardelli resigned as our Acting Chief Executive Officer on November 3, 2017. Dr. Zaccardelli’s compensation for his service as an employee is included in the table titled “Summary Compensation Table” below.

Director Compensation

Prior to the merger with Cempra, our board of directors had determined that compensation for our directors should be a mix of cash and equity-based compensation comprised of:

•	An annual cash retainer for all members of our board of directors equal to $40,000;
•	An additional annual cash retainer for the non-executive chair of our board of directors equal to $35,000;
•	An additional annual cash retainer for the chair of each of the Audit Committee, Compensation Committee, and Nominating and Governance Committee equal to $20,000, $12,500, and $10,000, respectively;
•

An additional annual retainer for members of the Audit Committee, Compensation Committee, and Nominating and Governance Committee (other than the chair of each such committee) equal to $10,000, $5,000, and $5,000, respectively;

•	An initial grant of 25,000 stock options when first appointed to our board of directors and thereafter annual grants of 15,000 stock options; and
•	An additional annual grant of 3,000 stock options for the chair of our board, if not a named executive officer.

Following the merger, we suspended our director compensation program in order to assess it in light of the significant strategic transformation. During the first quarter of 2018, with the assistance of Radford, an independent compensation consultant, the Compensation Committee reviewed our non-employee director compensation program against the peer group approved in January 2018 with the goal of aligning director compensation at the 50th percentile of the peer group. For a discussion of the peer group, see “Compensation Discussion and Analysis—Compensation Determination Process—Peer Group”. The Compensation Committee’s review confirmed that our director compensation program compared to our peers was below the 50th percentile in several respects. As a result, Radford proposed that the annual cash retainer be increased from $40,000 to $45,000, that the additional annual cash retainer for the chair of the board be reduced from $35,000 to $25,000, that the additional annual cash retainer for the chair of the Compensation Committee be increased from $12,500 to $14,000 and that the additional retainer for members of the Compensation Committee be increased from $5,000 to $7,000. In addition, Radford recommended that the additional annual grant for the chair of the board be eliminated.

The Compensation Committee considered Radford’s recommendation and recommended to the board of directors, and our board of directors approved, that effective for fiscal 2018, each non-employee director will receive the following compensation for service on our board of directors:

•	An annual cash retainer for all members of our board of directors equal to $45,000;
•	An additional annual cash retainer for the chair of the board equal to $25,000;
•	An additional annual cash retainer for the chair of each of the Audit Committee, Compensation Committee, and Nominating and Governance Committee equal to $20,000, $14,000, and $10,000, respectively;
•

An additional retainer for members of the Audit Committee, Compensation Committee, and Nominating and Governance Committee (other than the chair of each such committee) equal to $10,000, $7,000, and $5,000, respectively; and

•	An initial grant of 25,000 stock options when first appointed to our board of directors that vests over a period of three years and thereafter annual grants of 15,000 stock options.

Because most of the current members of the board of directors do not have any equity ownership and the remaining directors hold underwater stock options, Radford also recommended, and our board of directors approved, that all of the directors receive an initial grant of stock options in fiscal 2018 vesting over three years, and a pro-rata annual grant covering the period from the closing of the merger through the date of our 2018 Annual Meeting of Shareholders vesting on the first anniversary of the grant date.

Director Stock Ownership Guidelines

We have stock ownership guidelines for directors, which were updated by our compensation committee in March 2018 and further our goal of more closely aligning the interests of our directors and shareholders. The stock ownership guidelines require each of our directors to hold Melinta common stock (including unvested shares of time-based restricted stock and vested in-the-money stock options) with a market value equal to three times his or her then-current annual cash retainer (or such lesser amount as the director has been granted to date). The stock ownership guidelines will be applicable at the later of (i) five years after the date the director assumes his or her position or (ii) February 16, 2021, which is the date five years from the date the stock ownership guidelines were originally adopted. Directors generally are not permitted to sell any of the equity granted to them unless they have met their ownership requirements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth the indicated information as of December 31, 2017, with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by our shareholders(3)	1,647,078	$41.65	764,745
Equity compensation plans not approved by our shareholders(4)	734,642	$11.65	—
Total	2,381,720		764,745

(1)

Represents the weighted average exercise price of outstanding stock options and is calculated without taking into account the shares of common stock subject to outstanding restricted stock units that become issuable without any cash payment required for such shares.

(2)

Includes only shares remaining available for future issuance under the 2011 Equity Incentive Plan. No shares are reserved for future issuance under the Private Melinta 2011 Equity Incentive Plan or the 2006 Stock Option and Incentive Plan, other than shares issuable upon exercise of equity awards outstanding under such plans. In addition, the 2011 Equity Incentive Plan contains an “evergreen” provision pursuant to which the number of shares reserved for issuance under that plan automatically increases on January 1 of each year, continuing through January 1, 2021, by 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year (unless our board of directors determines to increase the number of shares subject to the plan by a lesser amount). The number of shares of common stock reported in this column does not include the 879,957 shares of common stock that became available for issuance as of January 1, 2018, pursuant to the evergreen provision of our 2011 Equity Incentive Plan.

(3)

Includes the 2011 Equity Incentive Plan, the 2006 Plan and the Private Melinta 2011 Equity Incentive Plan. Of these 1,647,078 securities outstanding, there were options to purchase 1,510,078 shares of common stock and 137,000 restricted stock units.

(4)

Represents the inducement grant to Daniel Wechsler, our President and Chief Executive Officer, of an option to purchase 550,981 shares of common stock, at a strike price of $11.65 per share, and 183,661 restricted stock units. These grants were not granted under any of the stock plans.

Principal Shareholders

The table below sets forth information as of April 27, 2018, regarding the beneficial ownership of our common stock by:

•	Each person known by us to beneficially own more than 5% of our outstanding common stock
•	Each of our directors
•	Each of our NEOs; and
•	All of our directors and executive officers as a group

Name of Beneficial Owner	Total Beneficial Ownership	Percentage of Common Stock Beneficially Owned
5% and Greater Stockholders
Vatera Healthcare Partners LLC(1)	8,507,237	27.1%
The Medicines Company(2)	3,313,702	10.6%
Deerfield(3)	3,127,846	9.9%
Malin Life Sciences Holdings(4)	1,557,628	5.0%
Executive Officers and Directors
Daniel Wechsler(5)	—	0.0%
David Gill(6)	21,000	*
Paul Estrem(6)	54,233	*
John H. Johnson(6)	25,756	*
Garheng Kong, M.D., Ph.D.(6)	27,922	*
Sue Cammarata, M.D.(6)	37,068	*
David Zaccardelli, Pharm.D.(7)	44,999	*
Erin Duffy, Ph.D.(6)	48,809	*
Kevin T. Ferro(1)	8,507,237	27.1%
Jay Galeota	—	0.0%
Cecilia Gonzalo(1)	—	0.0%
Thomas P. Koestler, Ph.D.(1)(6)	11,758	*
All directors and current executive officers as a group (13 persons)	8,778,782	27.8%

*	Indicates beneficial ownership of less than 1%.
(1)

The address for Vatera is c/o Vatera Holdings LLC, 499 Park Avenue, 23rd Floor, New York, NY 10022. Each of Thomas Koestler, Ph.D., Kevin Ferro and Cecilia Gonzalo presently serves on the Company’s board of directors. Kevin Ferro is Chairman of the Board of the Company. Kevin Ferro is the Chief Executive Officer, Chief Investment Officer and the managing member of Vatera Holdings LLC, the manager of Vatera, and by virtue of that position, may be deemed to have beneficial ownership of the shares of Vatera. Mr. Ferro disclaims beneficial ownership of the shares held by Vatera except to the extent of his pecuniary interest therein. Dr. Koestler is an Executive Director, and Ms. Gonzalo is a Managing Director, of Vatera Holdings LLC.

(2)	Based on Schedule 13G filed with the SEC on January 11, 2018. The address of The Medicines Company is 8 Sylvan Way, Parsippany, NJ 07054.
(3)

Based on 13G filed with the SEC on January 9, 2018. The amount includes (i) 2,150,394 shares of common stock held by Deerfield Private Design Fund IV, L.P., (ii) 651,530 shares of common stock held by Deerfield Private Design Fund III, L.P., and (iii) 325,922 shares of common stock held by Deerfield Special Situations Fund, L.P. The address of Deerfield is c/o Deerfield Mgmt., L.P. 780 Third Avenue, 37th Floor, New York, NY 10017.

(4)	The address for Malin Life Sciences Holdings is 2 Harbour Square, Crofton Road, Dun Laoghaire, Co. Dublin Ireland.
(5)

Pursuant to the terms of Mr. Wechsler’s employment agreement with the Company, Mr. Wechsler has been granted an employee inducement award of an option to purchase 550,981 shares of Melinta common stock at an exercise price of $11.65, and a restricted stock unit award for 183,661 shares of Melinta common stock. The stock option and restricted stock unit grant will become 25% vested on the one year anniversary of Mr. Wechsler’s date of hire, with the remaining shares vesting in equal monthly installments thereafter over the next three years, subject to his continuing service with the Company.

(6)	Consists of shares issuable upon the exercise of options exercisable within 60 days of April 27, 2018.
(7)	Consists of shares issuable upon the exercise of 34,999 options exercisable within 60 days of April 27, 2018, and 10,000 restricted stock units.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related-Party Transactions

With respect to reviewing and approving related-party transactions, the Audit Committee reviews related-party transactions for potential conflicts of interests or other improprieties. Under SEC rules, related-party transactions are those transactions to which we are or may be a party in which the amount involved exceeds $120,000 annually, and in which any of our directors or executive officers or any other related person had or will have a direct or indirect material interest, excluding, among other things, compensation arrangements with respect to employment and board membership. Our Audit Committee may approve a related-party transaction if it determines that the transaction is in our best interests. Our directors are required to disclose to this committee or the full board of directors any potential conflict of interest, or personal interest in a transaction that our board of directors is considering. Our executive officers are required to disclose any related-party transaction to the Audit Committee. We also poll our directors on an annual basis with respect to related-party transactions and their service as an officer or director of other entities. Any director involved in a related-party transaction that is being reviewed or approved must recuse himself or herself from participation in any related deliberation or decision. Whenever possible, we strive to ensure that the transaction is approved in advance and, if not approved in advance, it must be submitted for ratification as promptly as practical.

Dr. Thomas Koestler was Melinta’s non-executive Chairman of the Board prior to the merger with Cempra, Inc. (“Cempra”) and is engaged by our largest investor. Dr. Koestler received compensation for his role as non-executive Chairman in the amount of $84,167 for the year ended December 31, 2017. In addition, during the year ended December 31, 2017, we granted additional options to Dr. Koestler to purchase 1,669 shares with an exercise price of $20.97. Dr. Koestler stepped down as non-executive Chairman of the Board in November 2017, in conjunction with the merger with Cempra, but remains on our board as a director.

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

Agreements with Vatera

Registration Rights

Concurrently with the closing of the merger of Melinta Subsidiary Corp. (f/k/a Melinta Therapeutics, Inc.) and Castle Acquisition Corp., a direct wholly owned subsidiary of the Company (the “Merger”), the Company entered into a Registration Rights Agreement with certain pre-closing Melinta stockholders (the “Vatera Registration Rights Agreement”). Under the Vatera Registration Rights Agreement, the Company was obligated to file, within 90 calendar days from the date of execution of the Vatera Registration Rights Agreement, a shelf registration statement on Form S-3 providing for the resale by such stockholders of the common stock of the Company, par value $0.001 (the “Company Common Stock”) issued or issuable to such stockholders in the Merger (the “Registrable Securities”). Stockholder Vatera Healthcare Partners LLC (the “Vatera Stockholder”) is entitled to two underwritten offerings under such shelf registration statement. Additionally, if the Company registers shares of Company Common Stock (subject to certain exceptions) for public sale, such stockholders will have the right to include their Registrable Securities in the registration statement. The registration rights under the Vatera Registration Rights Agreement will terminate upon the earliest of (i) termination of the agreement by the consent of the Vatera Stockholder, (ii) the date on which the Vatera Stockholder holds Company Common Stock equal to or less than 10% of the total Company Common Stock issued and outstanding (on a non-fully-diluted basis) and (iii) the dissolution, liquidation or winding up of the Company.

Voting and Lock-Up Agreements

Concurrently with the execution of the Agreement and Plan of Merger and Reorganization by and between the Company, Melinta Subsidiary Corp. and Castle Acquisition Corp., certain Melinta stockholders entered into voting and lock-up agreements with the Company (collectively, the “Voting and Lock-Up Agreements”). Pursuant to the Voting and Lock-Up Agreements, among other things, the stockholders party thereto are subject to a 180-day lock -up on the sale of shares of capital stock of the Company, which period began upon the consummation of the merger on November 3, 2017.

Agreements with Deerfield

Concurrently with the execution of the Purchase and Sale Agreement, dated November 28, 2017 (the “Purchase Agreement”), by and between the Company and The Medicines Company (“Medicines”), Melinta entered into a Commitment Letter (the “Deerfield Commitment Letter”), dated November 28, 2017, with an affiliate of Deerfield Management Company, L.P. (together with certain funds managed by Deerfield Management Company, L.P., “Deerfield” or the “Deerfield Funds”), pursuant to which the Deerfield Funds committed, upon the satisfaction of certain conditions set forth therein, to provide $190.0 million (less the amount of the Deerfield equity investment described below) of senior secured loans, having an interest rate of 11.75% per annum, to finance the acquisition from Medicines of the capital stock of certain subsidiaries of Medicines (the “Transferred Subsidiaries”) and certain assets related to Medicines’ infectious disease business, including pharmaceutical products containing (i) meropenem and vaborbactam as the active pharmaceutical ingredient and distributed under the brand name VabomereTM (“Vabomere”), (ii) oritavancin as the active pharmaceutical ingredient and distributed under the brand name Orbactiv® (“Orbactiv”) and (iii) minocycline as the active pharmaceutical ingredient and distributed under the brand name Minocin® for injection (“Minocin” and, together with Vabomere and Orbactiv, the “Products”) and line extensions thereof (the “Purchase” or the “Acquisition”), together with, subject to certain conditions, up to $50.0 million in a senior secured delayed draw term loan facility, having an interest rate of 14.75% per annum. At the closing of the Acquisition, Melinta entered the Facility Agreement setting forth the definitive terms and conditions of the $147.8 million principal amount of initial senior secured loans and the $50.0 million senior secured delayed draw term loan facility, as further described below.

Deerfield Facility Agreement

On January 5, 2018, Melinta became the borrower under that certain Facility Agreement, dated as of January 5, 2018 (the “Facility Agreement”) by and among Melinta (as borrower), certain of Melinta’s subsidiaries party thereto as guarantors, the Deerfield Funds (consisting of Deerfield Private Design Fund IV, L.P., Deerfield Private Design Fund III, L.P. and Deerfield Special Situations Fund, L.P.), and Cortland Capital Market Services LLC, as agent for the secured parties. Under the Facility Agreement, the lenders made available to Melinta an initial disbursement of $147.8 million in loan financing. The Facility Agreement includes provisions for additional subsequent disbursements in an amount of up to $50.0 million, which may be made available upon the satisfaction of certain conditions, such as Melinta having achieved annualized net sales of at least $75.0 million during the applicable period.

The initial disbursement under the Facility Agreement bears interest at a rate of 11.75%, while funds distributed pursuant to any subsequent disbursement will bear interest at a rate of 14.75%. Melinta is also required to pay the lenders an end-of-term fee or exit fee of 2% of the amount of any loans on the payment, repayment, redemption or prepayment thereof upon the date of such payment, repayment, redemption or prepayment thereof. The principal of the initial disbursement must be paid by January 5, 2024. The loans are not permitted to be prepaid prior to January 6, 2021, and are subject to certain prepayment fees for prepayments occurring on or after such date.

Obligations under the Facility Agreement are secured by liens on substantially all assets of Melinta and its subsidiaries. The proceeds of the initial loans under the Facility Agreement were used to pay part of the consideration for the Acquisition, pay certain fees and expenses associated with the Acquisition and the transactions contemplated by the Facility Agreement, pay amounts owed under a certain loan facility with Suchard SA LLC and certain other lenders and the remainder for general corporate purposes. The Facility Agreement has a financial maintenance covenant requiring Melinta and its subsidiaries to maintain a minimum cash balance of $25.0 million, and further requires the loan parties thereunder to maintain minimum net sales of at least (A) $45.0 million for the fiscal year ending December 31, 2018, (B) $75.0 million for the fiscal year ending December 31, 2019, and (C) $100.0 million for the fiscal year ending December 31, 2020, and each fiscal year ending thereafter. The Facility Agreement contains customary affirmative covenants, negative covenants (including, among others, limitations on indebtedness, liens, advances, equity and debt and other investments, dividends, asset sales, transactions with affiliates, changes in nature of business and mergers and acquisitions), representations and warranties and events of default (including, among others, a change of control event of default) that are customary for similar financings.

Deerfield Equity Purchase

Under the Deerfield Commitment Letter, subject to the conditions set forth therein, the Deerfield Funds committed to purchase the Deerfield equity investment, equal to 9.985% of the number of shares of Company Common Stock outstanding immediately following the Acquisition (inclusive of such shares) for a purchase price per share of $13.50, representing 90% of the closing price for the Company Common Stock on November 28, 2017, the date on which the Deerfield Commitment Letter was executed. At the closing of the Acquisition, Melinta and the Deerfield Funds entered into a Securities Purchase Agreement, dated January 5, 2018 (the “Securities Purchase Agreement”), setting forth the definitive terms of the Deerfield equity investment, pursuant to which the Deerfield Funds purchased 3,127,846 shares of Company Common Stock for an aggregate purchase price of $42.2 million. The Securities Purchase Agreement contains customary representations, covenants and indemnitees by each of the parties thereto.

Deerfield Warrants

In accordance with the Deerfield Commitment Letter and pursuant to the Facility Agreement, on the closing date of the Acquisition, Melinta issued to Deerfield Private Design Fund IV, L.P. a warrant to purchase 2,607,597 shares of Company Common Stock, to Deerfield Private Design Fund III, L.P. a warrant to purchase 790,054 shares of Company Common Stock, and to Deerfield Special Situations Fund, L.P. a warrant to purchase 395,217 shares of Company Common Stock (collectively, the “Deerfield Warrants”), in the aggregate representing a number of shares of Company Common Stock equal to 38.5% of the $147.8 million principal amount of the senior secured loans, divided by $15.00, representing the closing price for the Company Common Stock on November 28, 2017, the date on which the Deerfield Commitment Letter was executed. The Deerfield Warrants are exercisable for duration of 7 years at a strike price of $16.50. The number of shares with respect to which the Deerfield Warrants are exercisable and the strike price of the Deerfield Warrants are subject to adjustment to reflect certain events relating to the shares of Company Common Stock, such as any subdivision, combination, reclassification or similar transaction with respect to the shares of Company Common Stock. The Deerfield Warrants are subject to a restriction on the exercise thereof to the extent that, upon such exercise, a holder, its affiliates and any “group” of which such holder is a member would not beneficially own greater than 9.985% of the outstanding shares of Company Common Stock. In its capacity as the holder of a Deerfield Warrant, each of the Deerfield Funds is entitled to receive dividends paid, and distributions made, to holders of shares of Company Common Stock as if such Deerfield Warrant had been exercised in full on the applicable record date for such dividend or distribution. In addition, Melinta has reserved for issuance a number of authorized and unissued shares of Company Common Stock sufficient for the exercise of the Deerfield Warrants in full (assuming a cash exercise and disregarding any limitations on exercise). Other than with respect to dividends and distributions, the Deerfield Warrants do not entitle the Deerfield Funds, prior to the exercise of the Deerfield Warrants, to rights as a Melinta stockholder.

The Deerfield Warrants also provide that, in the event of a major transaction as described in clause (i) or (ii) below where shares of Company Common Stock are converted into the right to receive cash or other assets or in which Melinta has announced its intention to liquidate and distribute its assets to its stockholders, each of the Deerfield Funds will be entitled to convert the Deerfield Warrants into an amount of the transaction consideration equal to the Black-Scholes value of the Deerfield Warrants following such major transaction. With respect to all other major transactions, each of the Deerfield Funds are entitled to exercise the Deerfield Warrants for a number of shares of Company Common Stock (calculated in accordance with the terms of the Deerfield Warrants) equal to the Black-Scholes value of its Deerfield Warrant. Alternatively, if the successor entity is publicly traded, each of the Deerfield Funds may require that its Deerfield Warrant be assumed by the successor entity (or its parent company) in a major transaction. The documentation reflecting any such assumption must provide that the Deerfield Warrants will be exercisable for the appropriate number of shares of the successor entity.

The Deerfield Warrants also provide that in the case of certain transactions in which holders of Company Common Stock are entitled to receive stock, securities or assets in respect of their Company Common Stock (including certain major transactions in which the successor entity is not publicly traded and the holder of a Deerfield Warrant does not exercise its right to receive the amounts described above), the documentation reflecting the transaction will provide that the Deerfield Warrants will be exercisable for the kind and amount of securities, cash and/or other property which a holder of shares of Company Common Stock would have been entitled to receive in such transaction.

The Black-Scholes value of the Deerfield Warrants for purposes of a major transaction will be determined based on, among other things, a risk-free interest rate corresponding to the US$ LIBOR/Swap rate (or, to the extent LIBOR ceases to be determined, a successor interest rate determined in accordance with the Deerfield Warrants) for a period equal to the remaining term of the Deerfield Warrants, zero borrowing cost, the arithmetic mean of the historical volatility of the shares of Company Common Stock for the 10, 30 and 50 trading day periods prior to the public announcement of such major transaction and a stock price equal to the greater of (1) the closing price of the Company Common Stock on the trading day immediately preceding the consummation of such major transaction, (2) the first closing market price following the first public announcement of such major transaction or (3) the closing market price of the date immediately prior to the first public announcement of such major transaction.

A major transaction is defined in the Deerfield Warrants to include: (i) a consolidation, merger, business consolidation, reorganization, recapitalization or similar transaction that results in a change in control of Melinta (i.e., its current shareholders no longer holding at least 50% of the shares of Company Common Stock or no longer having the ability to elect a majority of its board of directors), (ii) a sale or transfer of assets for a purchase price of more than 50% of Melinta’s enterprise value or a sale of all or substantially all of its assets, (iii) a purchase, tender or exchange offer resulting in a change in control of Melinta, (iv) any issuance or series of issuances of shares of Company Common Stock equal to 50% or more of the shares of Company Common Stock outstanding as of such issuance, (v) any liquidation, bankruptcy, insolvency, dissolution or winding up affecting Melinta, (vi) any cessation of the Company Common Stock to be listed, traded or publicly quoted on the NASDAQ Global Market (without prompt re-listing or requoting on the New York Stock Exchange, the NYSE American, the NASDAQ Global Select Market or the NASDAQ Capital Market), or (vii) the Company Common Stock ceasing to be registered under Section 12 of the Exchange Act.

Upon certain failures by Melinta to comply with its obligations under the Deerfield Warrants or the Deerfield registration rights agreement described below, Melinta may be required to pay to the holders of the Deerfield Warrants as partial liquidated damages an amount equal to 15% per annum (or the maximum rate permitted by law, whichever is less) of the Black-Scholes value of the Deerfield Warrants in cash or, at Melinta’s option (but subject to a 9.985% ownership limitation), in shares of Company Common Stock (valued based on the volume weighted average price of the Company Common Stock as of such time). If such failure remains uncured and the holders of the Deerfield Warrants deliver notice of a default under the Deerfield Warrants, Melinta will be entitled to redeem the Deerfield Warrants for cash in an amount equal to the Black-Scholes value of the Deerfield Warrants and, if following such notice of default Melinta does not redeem the Deerfield Warrants, the holders may elect to exercise the Deerfield Warrants for a number of shares (valued at the arithmetic average of the volume weighted average price of the Company Common Stock for the 5 trading days immediately prior to the date of the applicable default notice) equal to the greater of (x) the Black-Scholes value of the Deerfield Warrants as of the date of the notice of default and (y) the Black-Scholes value of the Deerfield Warrants on the trading day immediately prior to the date that such shares are issued to Deerfield.

The Black-Scholes value of the Deerfield Warrants for purposes of such events of default or failures will be determined based on, among other things, a risk-free interest rate corresponding to the US$ LIBOR/Swap rate (or, to the extent LIBOR ceases to be determined, a successor interest rate determined in accordance with the Deerfield Warrants) for a period equal to the remaining term of the warrant, zero borrowing cost, the arithmetic mean of the historical volatility of the Company Common Stock for the 10, 30 and 50 trading day periods ending on the date of determination and a stock price equal to the volume weighted average price of the Company Common Stock on the date of such calculation.

Deerfield Registration Rights

Pursuant to the Facility Agreement and Securities Purchase Agreement, Melinta and Deerfield Private Design Fund IV, L.P., Deerfield Private Design Fund III, L.P., and Deerfield Special Situations Fund, L.P. entered into a registration rights agreement on January 5, 2018 (the “Deerfield Registration Rights Agreement”), the date of the closing of the Acquisition, in respect of the shares of Company Common Stock issued pursuant to the Securities Purchase Agreement and issuable upon exercise of, or otherwise pursuant to, the Deerfield Warrants. Under the Deerfield Registration Rights Agreement, Melinta was obligated to file a shelf registration statement on Form S-3 providing for the resale by the Deerfield Funds of the 3,127,846 shares of Company Common Stock issued to them pursuant to the Securities Purchase Agreement and the shares of Company Common Stock issuable pursuant to the Deerfield Warrants. The Deerfield Registration Rights Agreement includes customary black-out and suspension periods related to the Deerfield Funds’ use of the Registration Statement. Under the Deerfield Registration Rights Agreement, the Deerfield Funds are also entitled to two demand registrations within a 12-month period (subject to a minimum proceeds requirement of $10.0 million) and customary piggy back registration rights, subject to customary grace periods and, in connection with an underwritten public offering in which the Deerfield Funds participate, lock-up periods.

Subject to the Deerfield Funds’ compliance with certain covenants in the Deerfield Registration Rights Agreement, if a Registration Failure (for this paragraph as defined in the Deerfield Registration Rights Agreement) occurs then the Company is required to pay additional damages to Deerfield for each 30-day period (prorated for any partial period) after the date of such Registration Failure in a cash payment equal to one percent (1.00%) of the aggregate purchase price for all Registrable Securities (as set forth in the Deerfield Registration Rights Agreement) as of the date such Registration Failure occurs. Such payments shall accrue until the earlier of (i) such time as the Registration Failure has been cured and (ii) the date on which all of the Registrable Securities may be disposed of for the holder’s own account without restriction under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”).

The Deerfield Funds are entitled to registration rights until the earlier of (1) such time as all of the registrable securities under the Deerfield Registration Rights Agreement have been sold and (2) assuming the Deerfield Warrants will be exercised for cash, the date on which all of the shares of Company Common Stock issuable under the Deerfield Warrants may be immediately sold to the public without limitation, restriction or condition (including any current public information requirement) pursuant to Rule 144 of the Securities Act.

Deerfield Royalty Agreement

On the closing date of the Acquisition, Melinta entered into a Royalty Agreement (the “Royalty Agreement”) with Deerfield Private Design Fund IV, L.P., Deerfield Private Design Fund III, L.P., and Deerfield Special Situations Fund, L.P., pursuant to which, in respect of each fiscal year for a seven year period, the Company agreed to make royalty payments equal to 3% (or 2%, following the satisfaction of all of Melinta’s obligations under the Facility Agreement and other loan documents) of U.S. sales of VabomereTM and certain related products exceeding $75.0 million and less than or equal to $500.0 million, subject to conditions described therein.

Agreements with Medicines

Purchase and Sale Agreement

On November 28, 2017, Melinta entered into the Purchase Agreement pursuant to which the Company completed the Acquisition. Certain businesses related to the Transferred Subsidiaries, including the research and development of Oravance, Omnivance, the pre-clinical polymyxin programs and the programs being conducted at Medicines’s San Diego facilities were specifically excluded from the assets purchased by the Company. The purchase price payable under the Purchase Agreement consisted of (i) a payment by the Company to Medicines of $165.0 million in cash and the issuance to the Medicines of a number of shares of the Company Common Stock equal to $50.0 million, divided by 90% of the volume weighted average price of the Company Common Stock for the trailing 10 trading day period ending 3 trading days prior to closing; (ii) a payment by the Company to Medicines of $25.0 million following each of the twelve and eighteen month anniversaries of the closing date, (iii) the assumption of certain liabilities related to the acquired business and (iv) royalties on annual net sales of the Products as follows:

•	U.S. net sales of Vabomere:
•	On net sales above $50.0 million and at or below $100.0 million = 5.0%
•	On net sales above $100.0 million and at or below $200.0 million = 7.5%

•	On net sales above $200.0 million and at or below $500.0 million = 15.0%
•	On net sales above $500.0 million = 25%
•	U.S. combined net sales of Minocin and Orbactiv
•	On net sales at or below $100.0 million = 5.0%
•	On net sales above $100.0 million = 15.0%
•	Ex-U.S. net sales of Vabomere, Orbactiv and Minocin
•	On all net sales, including all milestone and royalty payments or other consideration received from ex-U.S. transfers of rights with respect to the products = 15.0%

The Purchase Agreement contains certain representations and warranties made by Medicines with respect to Medicines, the Transferred Subsidiaries and the purchased assets. The Purchase Agreement includes an indemnity from Medicines for breaches of representations, warranties and covenants and in respect of the excluded assets and the excluded liabilities. Medicines’s indemnity obligations are subject to specified limitations described in the Purchase Agreement.

Pursuant to the terms of the Purchase Agreement and certain ancillary agreements that the parties intended to enter into upon the closing of the transaction, Medicines agreed to provide certain transition services to the Company following the closing to facilitate the transition of the supply, sale and distribution of the Products in exchange for agreed upon compensation.

Medicines Registration Rights

On the closing date of the Acquisition, Melinta entered into a Registration Rights Agreement with Medicines (the “Medicines Registration Rights Agreement”). Under the Medicines Registration Rights Agreement, Melinta was obligated to file, by January 9, 2018, a shelf registration statement on Form S-3 (the “Medicines Shelf Registration Statement”) providing for the resale by Medicines of the 3,313,702 shares of Company Common Stock issued to Medicines pursuant to the Purchase Agreement. Under the Medicines Registration Rights Agreement Medicines is entitled to four underwritten offerings under the Medicines Shelf Registration Statement, subject to customary black-out and suspension periods related to Medicines’ use of the Medicines Shelf Registration Statement.

In addition, if Melinta registers shares of Company Common Stock on a registration statement for public sale, Medicines will have the right, subject to certain limitations, to include its Registrable Securities (as defined in the Medicines Registration Rights Agreement) in such registration statement, subject to customary cutbacks as advised by the managing underwriter engaged in the public sale of Common Stock by Melinta.

Further, the Medicines Registration Rights Agreement provides for a (i) 180-day lock-up expiring July 5, 2018, covering 50% of the shares of Company Common Stock (1,656,851 shares) issued to Medicines pursuant to the Purchase Agreement, subject to certain customary exceptions including, but not limited to hedging transactions, and (ii) covenant requiring Medicines to enter into underwriter lock-up agreements under certain circumstances in connection with an underwritten public offering of Company Common Stock by Melinta.

Subject to Medicines compliance with certain covenants in the Medicines Registration Rights Agreement, if a Registration Failure (for this paragraph as defined in the Medicines Registration Rights Agreement) occurs then the Company is required to pay additional damages to Medicines for each 30-day period (prorated for any partial period) after the date of such Registration Failure in a cash payment equal to one percent (1.00%) of the aggregate purchase price for all Registrable Securities (as set forth in the Purchase Agreement) as of the date such Registration Failure occurs. Such payments shall accrue until the earlier of (i) such time as the Registration Failure has been cured and (ii) the date on which all of the Registrable Securities may be disposed of for the holder’s own account without restriction under Rule 144 of the Securities Act.

The Medicines Registration Rights Agreement includes customary indemnification and expense reimbursement provisions. The registration rights provided in the Medicines Registration Rights Agreement terminate upon the date on which Medicines ceases to own any Registrable Securities (as defined in the Medicines Registration Rights Agreement), but in no event later than the fifth anniversary of the effective date of the Medicines Shelf Registration Statement.

Item 14. Principal Accountant Fees and Services

For the years ended December 31, 2016 and December 31, 2017, Deloitte & Touche LLP (“D&T”) performed professional services for us. The professional services provided by D&T and the fees billed for those services are set forth below.

Audit Fees

The aggregate fees billed by D&T for the audit of our annual financial statements for the fiscal years ended December 31, 2016 and 2017, were $433,000 and $2,236,000, respectively.

Audit-Related Fees

The aggregate fees billed by D&T for assurance and related services that were reasonably related to the audit or review of our financial statements for the fiscal years ended December 31, 2016 and 2017, were $89,000 and $203,000, respectively.

Tax Fees

No fees were billed by D&T for tax services for the fiscal years ended December 31, 2016 and 2017.

All Other Fees

No fees were billed by D&T for services other than those reported above for each of the fiscal years ended December 31, 2016 and 2017.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee pre-approves the engagement of our independent auditor to render any audit services to our company. The Audit Committee also pre-approves any other engagement of our independent auditor, which is limited to specified permitted non-audit services on a case-by-case basis. The Audit Committee generally limits its pre-approval of non-audit services to a specified period of time and, for some services, to a maximum dollar amount.

PART IV

Item 15. Exhibits

Exhibits. The following exhibits are included herein or incorporated herein by reference:

Exhibit No.	Description	Form	Dated	Exhibit Number	Filed Herewith
1.1	Sales Agreement, dated May 6, 2016, between Cempra, Inc. and Cowen and Company, LLC	8-K	05/06/2016	1.1
2.1	Form of Plan of Conversion of Cempra Holdings, LLC.	S-1	10/12/2011	2.1
2.2	Agreement and Plan of Merger and Reorganization, dated as of August 8, 2017, among Cempra, Inc., Castle Acquisition Corp. and Melinta Therapeutics, Inc.	8-K	8/10/2017	2.1
2.3	Agreement and Plan of Merger among the Medicines Company, Boxford Subsidiary Corporation, and Targanta Therapeutics Corporation, dated as of January 12, 2009	8-K (Filed by the Medicines Company)	1/14/2009	2.1
2.4	Agreement and Plan of Merger, dated December 3, 2013, by and among the Medicines Company, Rempex Pharmaceuticals, Inc., Ravioli Acquisition Corp. and Fortis Advisors LLC	8-K (Filed by the Medicines Company)	12/6/2014	2.1
2.5	Purchase and Sale Agreement, dated as of November 28, 2017, by and between The Medicines Company and Melinta Therapeutics, Inc.	8-K	12/1/2017	2.1
3.1	Certificate of Incorporation of Melinta Therapeutics, Inc. f/k/a Cempra, Inc.	S-1/A	1/13/2012	3.1
3.2	Amendment to Certificate of Incorporation of Melinta Therapeutics, Inc. f/k/a Cempra, Inc. (Reverse Stock Split)	8-K	11/3/2017	3.1
3.3	Amendment to Certificate of Incorporation of Melinta Therapeutics, Inc. f/k/a Cempra, Inc. (Name Change)	8-K	11/3/2017	3.2
3.4	Amended and Restated Bylaws of Melinta Therapeutics, Inc. f/k/a Cempra, Inc.	8-K	11/3/2017	3.3
4.1	Specimen of Common Stock Certificate of Melinta Therapeutics, Inc. (f/k/a Cempra, Inc.)	S-1/A	11/22/2011	4.1
4.2	Registration Rights Agreement, dated as of November 3, 2017, by and among the Company, Vatera and the other stockholders party thereto	8-K	11/3/2017	10.1

Exhibit No.		Description	Form	Dated	Exhibit Number	Filed Herewith
4.3		Registration Rights Agreement, dated as of January 5, 2018, between Melinta Therapeutics, Inc. and The Medicines Company	8-K	1/9/2018	4.1
4.4		Registration Rights Agreement, dated as of January 5, 2018, between Melinta Therapeutics, Inc. and Deerfield Private Design Fund IV, L.P., Deerfield Private Design Fund III, L.P., and Deerfield Special Situations Fund, L.P.	8-K	1/9/2018	4.2
4.5		Warrant W-1 to purchase shares of common stock issued to Deerfield Private Design Fund IV, L.P., dated January 5, 2018	8-K	1/9/2018	4.3
4.6		Warrant W-2 to purchase shares of common stock issued to Deerfield Private Design Fund III, L.P., dated January 5, 2018	8-K	1/9/2018	4.4
4.7		Warrant W-3 to purchase shares of common stock issued to Deerfield Special Situations Fund, L.P., dated January 5, 2018	8-K	1/9/2018	4.5
4.8		Warrant Agreement to purchase shares of common stock issued to Hercules Technology Growth Capital, Inc.	8-K	3/14/2018	4.1
4.9		Voting and Lock-up Agreement, dated as of August 8, 2017, by and among the Company, Vatera and the other Company stockholders party thereto	14A	10/5/2017	Annex D-2
10.1	*	License and supply agreement dated November 30, 2010 by and between Melinta Therapeutics, Inc. and CyDex Pharmaceuticals, Inc. (a wholly owned subsidiary of Ligand Pharmaceuticals Incorporated).	8-K	3/14/2018	10.17
10.2		Securities Purchase Agreement, dated January 5, 2018, between Melinta Therapeutics, Inc. and Deerfield Private Design Fund IV, L.P., Deerfield Private Design Fund III, L.P., and Deerfield Special Situations Fund, L.P.	8-K	1/9/2018	10.1
10.3		Facility Agreement, dated as of January 5, 2018, by and among Melinta Therapeutics, Inc., the other loan parties thereto, and Cortland Capital Market Services LLC, as Agent. (Deerfield Facility Agreement)	8-K	1/9/2018	10.2

Exhibit No.		Description	Form	Dated	Exhibit Number	Filed Herewith
10.4		Royalty Agreement, dated January 5, 2018, between Melinta Therapeutics, Inc. and Deerfield Private Design Fund IV, L.P., Deerfield Private Design Fund III, L.P., and Deerfield Special Situations Fund, L.P.	8-K	1/9/2018	10.3
10.5	+	Melinta Therapeutics, Inc. 2011 Equity Incentive Plan, as amended.	S-8	11/13/2017	99.1
10.6	+	Form of Stock Option Agreement Granted Under the 2011 Equity Incentive Plan, as amended.	S-8	11/13/2017	99.2
10.7	+	Cempra, Inc. Sixth Amended and Restated 2006 Stock Plan.	S-1/A	1/13/2012	10.2
10.8	+	Cempra, Inc. 2011 Equity Incentive Plan, as amended May 23, 2013.	10-Q	7/31/2013	10.3
10.9	+	Cempra, Inc. 2011 Equity Incentive Plan, as amended May 21, 2015, and Form of Stock Option Agreement thereunder.	S-1/A	1/13/2012	10.3
10.10	+	Amendment No. 1 to the Cempra, Inc. 2011 Equity Incentive Plan, as amended May 21, 2015.	8-K	3/14/2018	10.1
10.11	+	Change in Control Severance Agreement, dated June 26, 2017, by and between Cempra, Inc. and David S. Zaccardelli, Pharm.D.	8-K	6/28/2017	10.1
10.12	+	Retirement and Consulting Agreement, dated December 9, 2016, by and between Cempra, Inc. and Prabhavathi Fernandes.	10-K	2/28/2017	10.40
10.13	+	Employment Agreement, dated October 30, 2017, by and between Melinta Therapeutics, Inc. and Daniel Mark Wechsler.	8-K	11/03/2017	10.5
10.14	+	Employment Inducement Stock Option Agreement with Daniel Mark Wechsler.	S-8	11/13/2017	99.3
10.15	+	Employment Inducement Restricted Stock Unit Agreement with Daniel Mark Wechsler.	S-8	11/13/2017	99.4
10.16	+	Letter Agreement, dated November 8, 2013, as amended, by and between Melinta Therapeutics, Inc. and Paul Estrem, as amended and restated on August 28, 2015.	8-K	3/14/2018	10.2
10.17	+	Amended and Restated Severance Agreement, dated August 29, 2017, by and between Melinta Therapeutics, Inc. and Paul Estrem.	8-K	3/14/2018	10.3

Exhibit No.		Description	Form	Dated	Exhibit Number	Filed Herewith
10.18	+	Employee Noncompetition, Nondisclosure and Developments Agreement, dated November 9, 2013, by and between Melinta Therapeutics, Inc. and Paul Estrem.	8-K	3/14/2018	10.4
10.19	+	Letter Agreement, dated November 18, 2013, by and between Melinta Therapeutics, Inc. and Sue Cammarata.	8-K	3/14/2018	10.5
10.20	+	Amended and Restated Severance Agreement, dated August 29, 2017, by and between Melinta Therapeutics, Inc. and Sue Cammarata.	8-K	3/14/2018	10.6
10.21	+	Employee Noncompetition, Nondisclosure and Developments Agreement, dated November 18, 2013, by and between Melinta Therapeutics, Inc. and Sue Cammarata.	8-K	3/14/2018	10.7
10.22	+	Letter Agreement, dated as of December 2, 2001, by and between Melinta Therapeutics, Inc. and Erin Duffy.	8-K	3/14/2018	10.8
10.23	+	Amended and Restated Severance Agreement, dated August 29, 2017, by and between Melinta Therapeutics, Inc. and Erin Duffy.	8-K	3/14/2018	10.9
10.24	+	Employee Noncompetition, Nondisclosure and Developments Agreement, dated January 9, 2001, by and between Melinta Therapeutics, Inc. and Erin Duffy.	8-K	3/14/2018	10.10
10.25	+	Letter Agreement, dated as of February 5, 2016, by and between Melinta Therapeutics, Inc. and John Temperato.	8-K	3/14/2018	10.11
10.26	+	Amended and Restated Severance Agreement, dated August 29, 2017, by and between Melinta Therapeutics, Inc. and John Temperato.	8-K	3/14/2018	10.13
10.27	+	Employee Noncompetition, Nondisclosure and Developments Agreement, dated as of February 16, 2016, by and between Melinta Therapeutics, Inc. and John Temperato.	8-K	3/14/2018	10.12
10.28	+	Separation and Release Agreement, dated as of December 28, 2017, by and between Melinta Therapeutics, Inc. and John Temperato.	8-K	3/14/2018	10.16
10.29	+	Form of indemnification agreement by and between Melinta Therapeutics, Inc. and its directors.	8-K	11/3/2017	10.2

Exhibit No.		Description	Form	Dated	Exhibit Number	Filed Herewith
10.30	+	Form of Amended and Restated Indemnification Agreement by and between Melinta Therapeutics, Inc. and its directors	8-K	11/3/2017	10.3
10.31	+	Form of indemnification agreement by and between Melinta Therapeutics, Inc. and its directors	8-K	11/3/217	10.4
10.32		License Agreement, dated December 23, 2005 by and between Targanta Therapeutics Corporation (as successor to InterMune, Inc.) and Eli Lilly and Company	S-1 (Filed by the Medicines Company)	3/11/2007	10.11
10.33		Amendment to the License Agreement, dated as of January 6, 2009, by and between Eli Lilly and Company and Targanta Therapeutics Corporation	8-K	3/14/2018	10.18
10.34		Exclusive License and Development Agreement by and between Cempra Pharmaceuticals, Inc. and Toyama Chemical Co., Ltd., dated May 8, 2013.	10-Q	7/31/2013	10.13
10.35		Supply Agreement by and between Cempra Pharmaceuticals, Inc. and Toyama Chemical Co., Ltd., dated May 8, 2013.	10-Q	7/31/2013	10.14
10.36		Amendment No. 1, effective as of September 26, 2013 to Exclusive License And Development Agreement by and between Cempra Pharmaceuticals, Inc. and Toyama Chemical Co., Ltd, dated May 8, 2013.	10-Q	10/29/2013	10.19
10.37		API Manufacturing and Supply Agreement, entered into January 18, 2016, by and between Cempra, Inc. and FUJIFILM Finechemicals Co., Ltd.	10-K	02/25/2016	10.35
10.38	*	Amended and Restated License Agreement, dated May 1, 2017, between the Company and Wakunaga Pharmaceutical Co. Ltd.	8-K	3/14/2018	10.14
10.39		Patheon Master Manufacturing Services Agreement, dated July 20, 2016, by and between the Company and Patheon UK Limited.	8-K	3/14/2018	10.15
10.40		Contract by and between Cempra, Inc. and the Biomedical Advanced Research and Development Authority, dated May 24, 2013.	10-Q	7/31/2013	10.15
10.41		Development and Supply Agreement by and between Cempra Pharmaceuticals, Inc. and Hospira Worldwide, Inc. effective as of July 1, 2013.	10-Q/A	11/8/2013	10.18

Exhibit No.		Description	Form	Dated	Exhibit Number	Filed Herewith
10.42		Amendment, dated November 13, 2014, to Contract by and between Cempra Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Agency, dated May 24, 2013.	10-K	2/29/2015	10.27
10.43		Amendment, dated February 29, 2016, to Contract by and between Cempra Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Agency, dated May 24, 2013, as amended.	10-Q	05/02/2016	10.36
10.44		Amendment, dated September 26, 2016, to contract by and between Cempra Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Agency, dated May 24, 2013, as amended.	10-Q	10/27/2016	10.1
10.45		Manufacturing Services Agreement, dated March 30, 2011, between registrant and Patheon International A.G.	10-Q (Filed by the Medicines Company)	11/9/2011	10.1
10.46		Contingent Payment Rights Agreement dated February 25, 2009 between the Medicines Company and American Stock Transfer & Trust Company	8-K (filed by the Medicines Company)	3/2/2009	99.1
21.1	†	List of subsidiaries of Melinta Therapeutics, Inc.
23.1	†	Consent of Independent Registered Public Accounting Firm
31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
101	†

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

*

The Company has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted and filed separately with the SEC pursuant to a confidential treatment request.

+	The exhibit contains a management contract, compensatory plan or arrangement which is required to be identified in this report.
†	Filed with the Original Form 10-K.
&

These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2018

MELINTA THERAPEUTICS, INC.

By:	/s/ Daniel Mark Wechsler
Daniel Mark Wechsler Chief Executive Officer