Form 10-Q
period 2018-03-31
MELINTA THERAPEUTICS, INC. /NEW/
filed 2018-05-10
CIK 1461993

33

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 2, 2018, there were 31,353,254 shares of the registrant’s common stock, $0.001 par value, outstanding.

MELINTA THERAPEUTICS, INC.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MELINTA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets
Cash and equivalents	$91,479	$128,387
Trade receivables	11,271	-
Other receivables	11,619	7,564
Inventory	28,220	10,825
Prepaid expenses and other current assets	7,322	2,988
Total current assets	149,911	149,764
Property and equipment, net	2,276	1,596
In-process research and development	20,000	-
Other intangible assets	240,825	7,500
Goodwill	13,059	-
Other assets	22,678	1,413
Total assets	$448,749	$160,273
Liabilities
Current liabilities
Accounts payable	$12,463	$7,405
Accrued expenses	29,437	24,041
Warrant liability	9,179	-
Current deferred purchase price and contingent consideration	22,830	-
Contingent milestone payments	27,184	-
Accrued interest on notes payable	-	284
Total current liabilities	101,093	31,730
Long-term liabilities
Notes payable, net of debt discount	106,090	39,555
Deferred revenues	-	10,008
Deferred purchase price and contingent consideration	33,393
Other long-term liabilities	8,340	6,644
Total long-term liabilities	147,823	56,207
Total liabilities	248,916	87,937
Commitments and contingencies
Shareholders' Equity
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2018, and December 31, 2017, respectively	-	-
Common stock; $.001 par value; 80,000,000 shares authorized; 31,353,254 and 21,998,942 issued and outstanding at March 31, 2018, and December 31, 2017, respectively	31	22
Additional paid-in capital	791,885	644,973
Accumulated deficit	(592,083)	(572,659)
Total shareholders’ equity	199,833	72,336
Total liabilities and shareholders’ equity	$448,749	$160,273

The accompanying notes are an integral part of these consolidated financial statements

MELINTA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue
Product sales, net	$11,846	$-
Contract research	2,995	2,558
License	-	19,905
Total revenue	14,841	22,463
Operating expenses:
Cost of goods sold	7,686	-
Research and development	16,129	12,917
Selling, general and administrative	34,624	7,973
Total operating expenses	58,439	20,890
Loss from operations	(43,598)	1,573
Other income (expense):
Interest income	210	5
Interest expense	(10,196)	(1,622)
Change in fair value of warrant liability	24,085	(55)
Loss on extinguishment of debt	(2,595)	-
Other income	4	25
Grant income	2,658	-
Other income (expense), net	14,166	(1,647)
Net loss	$(29,432)	$(74)
Accretion to redemption value of convertible preferred stock	-	(5,720)
Net loss attributable to common shareholders	(29,432)	(5,794)
Basic and diluted net loss per share	$(0.95)	$(208.16)
Basic and diluted weighted average shares outstanding	30,917,700	27,835

The accompanying notes are an integral part of these consolidated financial statements

MELINTA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(29,432)	$(74)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,805	114
Non-cash interest expense	5,954	1,155
Share-based compensation	955	572
Change in fair value of warrant liability	(24,085)	55
Loss on disposal of assets	-	9
Loss on extinguishment of debt	2,595	-
Changes in operating assets and liabilities
Receivables	(5,868)	(2,623)
Inventory	(2,002)	-
Prepaid expenses and other current assets	(1,293)	1,178
Accounts payable	3,983	1,342
Accrued expenses	(4,817)	2,022
Accrued interest on notes payable	(284)	(20)
Deferred revenues	-	-
Other non-current assets and liabilities	(1,930)	(165)
Net cash (used in) provided by operating activities	(51,419)	3,565
Investing activities
IDB acquisition	(166,383)	-
Purchases of property and equipment	(504)	(109)
Net cash used in investing activities	(166,887)	(109)
Financing activities
Proceeds from financing (see Note 4):
Proceeds from the issuance of notes payable, net of issuance costs	104,966	8,010
Proceeds from the issuance of warrants	33,264	-
Proceeds from the issuance of royalty agreement	1,472	-
Purchase of notes payable disbursement option	(7,609)	-
Proceeds from issuance of common stock, net	51,452	-
Other financing activities:
Proceeds from issuance of common stock, net	40,000	-
Debt extinguishment	(2,150)	-
Proceeds from the exercise of stock options, net of cancellations	3	95
Principal payments on notes payable	(40,000)	(2,844)
Net cash provided by financing activities	181,398	5,261
Net change in cash and equivalents	(36,908)	8,717
Cash, cash equivalents and restricted cash at beginning of the period	128,587	11,409
Cash, cash equivalents and restricted cash at end of the period	$91,679	$20,126
Supplemental cash flow information
Cash paid for interest	$4,480	$488
Supplemental non-cash flow information
Accrued purchases of fixed assets	$327	$56
Accrued deferred stock issuance costs	$-	$479

The accompanying notes are an integral part of these consolidated financial statements

MELINTA THERAPEUTICS, INC.

March 31, 2018

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

NOTE 1 – FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared assuming Melinta Therapeutics, Inc. (the “Company,” “we,” “us,” “our,” or “Melinta”) will continue as a going concern. We are not currently generating revenue from operations that is sufficient to cover our operating expenses and do not anticipate generating revenue sufficient to offset operating costs in the short-term. We have financed our operations to date principally through the sale of equity securities, debt financing and licensing and collaboration arrangements. Our history of operating losses, limited cash resources and lack of certainty regarding obtaining significant financing or timing thereof, raise substantial doubt about our ability to continue as a going concern absent a strengthening of our cash position. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We have incurred losses from operations since our inception and had an accumulated deficit of $592,083 as of March 31, 2018. We expect to incur substantial expenses and further losses in the foreseeable future for the research, development, and commercialization of our product candidates and approved products. As a result, we will need to fund our operations through public or private equity offerings, debt financings, or corporate collaborations and licensing arrangements. We have concluded it is not probable that our current operating plans, existing cash and cash collections from existing revenue arrangements and product sales will be sufficient to fund our operations for the next 12 months.

We are currently pursuing various funding options, including seeking additional equity or debt financing, grants, and strategic collaborations or partnerships to obtain additional funding or expand our product offerings. While the recent acquisition of the Infectious Disease Business (“IDB”) from The Medicines Company (“Medicines”) does provide incremental revenues, the cost to further develop and commercialize Baxdela™ and to support the IDB products is expected to significantly exceed revenues for at least the next twelve months. While there can be no assurance that we will be successful in our efforts, we have a strong history of raising equity financing to fund our development activities. Should we be unable to obtain adequate financing in the near term, our business, result of operations, liquidity and financial condition would be materially and negatively affected, and we would be unable to continue as a going concern. Additionally, there can be no assurance that, assuming we are able to strengthen our cash position, we will achieve sufficient revenue or profitable operations to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation—The accompanying unaudited consolidated financial statements include the accounts and results of operations of Melinta and its wholly-owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The information reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of these unaudited consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Trade and Other Receivables—Trade receivables consist of amounts billed for product shipments. Receivables for product shipments are recorded as shipments are made and title to the product is transferred to the customer.

Other receivables consist of amounts billed, and amounts earned but unbilled, under our licensing agreements and our contracts with the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (“BARDA”). Receivables for license agreements are recorded as we achieve the requirements of the agreements, and receivables under the BARDA contracts are recorded as qualifying research activities are conducted and invoices from our vendors are received. Unbilled receivables are also recorded based upon work estimated to be complete for which we have not received vendor invoices.

We carry our receivables less an allowance for doubtful accounts. On a periodic basis, we evaluate our receivables for collectability. We have not recorded an allowance for doubtful accounts as we believe all receivables are fully collectible.

Concentration of Credit Risk—Concentration of credit risk exists with respect to cash and cash equivalents and receivables. We maintain our cash and cash equivalents with federally insured financial institutions, and at times, the amounts may exceed the federally insured deposit limits. To date, we have not experienced any losses on our deposits of cash and cash equivalents. We believe that we are not exposed to significant credit risk due to the financial position of the depository institutions in which deposits are held.

Until we transition the management of our order-to-sales process for Vabomere™, Minocin® for injection (“Minocin”) and Orbactiv® to our third-party logistics provider in the second quarter of 2018, a significant portion of our trade receivables (74%) are due from a single customer for our products, ICS. ICS functions as our distributor for Vabomere, Minocin and Orbactiv, taking title to the products and re-selling them to the healthcare market.

Inventory—Inventory is stated at the lower of cost or estimated net realizable value. Inventory is valued on a first-in, first-out basis and consists primarily of third-party manufacturing costs, overhead—principally the cost of managing our manufacturers—and related transportation costs. We capitalize inventory upon regulatory approval when, based on our judgment, future commercialization is considered probable and future economic benefit is expected to be realized; otherwise, such costs are expensed. We review inventories on hand at least quarterly and record provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. As of March 31, 2018, we had recorded no reserves for our inventory.

Fair Value of Financial Instruments—The carrying amounts of our financial instruments, which include cash and cash equivalents, trade and other receivables, accounts payable, accrued expenses, notes payable, royalty liability and common stock warrants, approximated their fair values at March 31, 2018, and December 31, 2017.

Debt Issuance Costs—Debt issuance costs represent legal and other direct costs incurred in connection with our notes payable. These costs were either recorded as debt issuance costs in the balance sheets at the time they were incurred, or as a contra-liability included in the notes payable line item, and amortized as a non-cash component of interest expense using the effective interest method over the term of the note payable.

Impairment of Long-Lived Assets—Long-lived assets consist primarily of property and equipment and intangible assets. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. We have not recorded any significant impairment charges to date with respect to our long-lived assets.

Intangible Assets—Intangible assets consist of capitalized milestone payments for the licenses we use to make our products and the fair value of identifiable intangible assets, including in-process research and development (“IPRD”), acquired in the IDB transaction. We amortize the cost of intangible assets on a straight-line basis over the estimated economic life of each asset, generally the exclusivity period of each associated product. Amortization for IPRD does not begin until the associated product has received approval and sales have commenced.

Revenue Recognition—On January 1, 2018, we adopted Accounting Standards Update (“ASU” or “Update”) 2014-09, Revenue from Contracts with Customers (Topic 606), and all related amendments. For further information regarding the adoption of Topic 606, see the “Recently Issued and Adopted Accounting Pronouncements” section of this Note 2.

Topic 606 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of this new revenue recognition guidance is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Topic 606 defines the following five-step process to achieve this core principle, and in doing so, it is possible that significant judgment and estimates may be required within the revenue recognition process.

1)	identify the contract(s) with a customer;
2)	identify the performance obligations in the contract;
3)	determine the transaction price;
4)	allocate the transaction price to the performance obligations in the contract; and
5)	recognize revenue when (or as) the entity satisfies a performance obligation.

The new guidance only applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including the consideration of whether it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations; the assessment includes the evaluation of whether each promised good or service is distinct within the context of the contract. Under Topic 606, we recognize revenue separately for performance obligations that are “distinct.” Performance obligations are considered to be distinct if (a) the customer can benefit from the license or services either on its own or together with other resources that are readily available to the customer, and (b) our promise to transfer the license or services is separately identifiable from other promises in the contract. If a license or service is not individually distinct, we combine the license or service with other promised licenses and/or services until we identify a bundle of licenses and/or services that together are distinct.

We recognize, as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. In determining the transaction price, we consider all forms of variable consideration, which can take various forms, including, but not limited to, prompt-pay discounts, rebates, credits, and milestone payments. We estimate variable consideration using either the “expected value” or “most likely amount” method, depending on which method better predicts the amount of consideration to which we will be entitled. The expected value method is a probability-weighted approach that considers all possible outcomes while the most likely approach uses the single most likely amount in a range of possible outcomes. We apply a variable consideration constraint to the estimated transaction price if we conclude that it is probable that there is a risk of significant reversal of revenue once the uncertainty related to the variable consideration is resolved.

Under the guidance of Topic 606, we recognize revenue for each performance obligation when the customer obtains control of the product and we have satisfied each of our respective obligations. Control is defined as the ability of the customer to direct the use of and obtain substantially all the benefits of the asset.

In addition, as of March 31, 2018, we do not have any contract assets or liabilities and our contracts do not have any significant financing components. And, we generally do not capitalize contract origination costs.

Licensing Arrangements

We enter into license and collaboration agreements for the research and development and/or commercialization of therapeutic products. The terms of these agreements may include nonrefundable licensing fees, funding for research, development and manufacturing, milestone payments and royalties on any product sales derived from the collaborations in exchange for the delivery of licenses and rights to sell our products within specified territories outside the United States.

In the determination of whether our license and collaboration agreements are accounted for under Topic 606 or Accounting Standards Classification (“ASC”) 808, Contract Accounting, we first assess whether or not the partner in the arrangement is a customer. If the partner in the arrangement is deemed a customer as it relates to some or all of our performance obligations, then the consideration associated with those performance obligations is accounted for as revenue under Topic 606.

Our license agreements may include contingent or variable consideration based upon the achievement of regulatory- and sales-based milestones and future royalties based on a percentage of the partner’s net product sales. Performance obligations to deliver distinct licenses are recognized at a point in time. Milestone payments from licensees that are contingent and/or variable upon future regulatory events and product sales are not considered probable of being achieved until the milestones are earned and, therefore, the contingent revenue is subject to significant risk of reversal. As such, we constrain this variable consideration and do not include it in the transaction price (or recognize the revenue related to these milestones) until such time that the contingencies are resolved and generally recognized at a point in time. In addition, under the sales- or usage- based royalty exception in Topic 606, we do not estimate, at the onset of the arrangement, the variable consideration from future royalties or sales-based milestones. Instead, we wait to recognize royalty revenue until the future sales occur.

Adoption of Topic 606

We adopted Topic 606 on January 1, 2018, using the modified retrospective method applied to those contracts which were not complete as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with legacy U.S. GAAP under ASC 605. In our adoption of Topic 606, we did not use practical expedients. In addition, we have considered the nature, amount and timing of our different revenue sources. Accordingly, the disaggregation of revenue from contracts with customers is reflected in different captions within the condensed consolidated statement of operations. For our Eurofarma distribution arrangements under which revenue was previously deferred, revenue is now recognized at the point in time when the license is granted and has benefit to Eurofarma. These deferred revenues were originally expected to be recognized in future periods over the period of time over which we supplied Baxdela under the supply arrangement, which could have lasted up to 10 years or longer. The cumulative effect of the adoption was recognized as a decrease to opening accumulated deficit and a decrease to deferred revenue of $10,008 on January 1, 2018. The effect of the adoption of Topic 606 on our condensed consolidated balance sheet is as follows:

	Balance at December 31, 2017	Adjustments Due to Topic 606	Balance at January 1, 2018
Liabilities:
Deferred revenue	$10,008	$(10,008)	$-
Shareholders’ Equity:
Accumulated deficit	$(572,659)	$10,008	$(562,651)

In connection with the adoption of Topic 606, we no longer recognize grant income as revenue (see Grant Income discussion below), but there was no change to the timing of historical recognition. Also, there was no change to the timing of recognition of contract revenue under our licensing agreements. However, unlike Topic 606, we believe that ASC 605 would have precluded revenue recognition for the recent launches of Baxdela and Vabomere for the initial stocking of product at wholesalers that had not sold through as of the end of the first quarter of 2018. As such, the following reflects what we believe our condensed consolidated balance sheet and condensed consolidated statement of operations would have been under ASC 605 compared to the recognition of revenue under Topic 606 as of, and for the three months ended, March 31, 2018:

	Revenue Recognized	Adjustments Due to Topic 606	Pro Forma Revenue Under ASC 605
Revenue:
Product sales, net	$11,846	$(2,218)	$9,628
Cost of goods sold	$7,686	$(1,054)	$6,632
Net loss	$(29,432)	$(1,164)	$(30,596)
Net loss per share	$(0.95)		$(0.99)

	Balance at March 31, 2018	Adjustments Due to Topic 606	Pro Forma Balance Under ASC 605
Assets:
Prepaid and other current assets	$7,322	$1,054	$8,376
Liabilities:
Deferred revenue	$-	$2,218	$2,218
Shareholders’ equity:
Accumulated deficit	$(592,083)	$(1,164)	$(593,247)

The table above does not reflect the reclassification of Grant income from Other income to Revenue under ASC 605. The reclassification would have no effect on net loss per share.

With respect to outstanding performance obligations, we had none as of January 1, 2018. Although we have agreements in place to supply Baxdela to our partners once they achieve regulatory approval in their respective territories, we concluded that the option to purchase Baxdela from us is not a material right because the product will not be priced at a significant discount. All performance obligations under our licensing arrangements were satisfied historically at a point in time. Variable consideration in the form of regulatory and sales-based milestones, which are payable under the terms of our licensing arrangements, has been constrained because of the risk of significant revenue reversal as in our revenue recognition policy included in Note 2.

Further, we recognize contract research revenue from Menarini as we incur the reimbursable development costs. We expect to continue these development efforts through early 2019, and we expect the related revenue to be consistent with the previous several quarters.

Product Sales

Historically, substantially all our revenue was related to licensing and contract research arrangements related to our Baxdela product, and we did not sell any products. Beginning in January of 2018, as a result of both the acquisition of IDB and the launch of Baxdela, we now distribute Baxdela, Orbactiv, Minocin and Vabomere products commercially in the United States. The majority of our product sales are made directly to wholesale customers who subsequently resell our products to hospitals or certain medical centers, as well as specialty pharmacy providers and other retail pharmacies. The wholesaler places orders with us for sufficient quantities of our products to maintain an appropriate level of inventory based on their customers’ historical purchase volumes and demand. We recognize revenue once we have transferred physical possession of the goods and the wholesaler obtains legal title to the product and accepts responsibility for all credit and collection activities with the resale customer.

In addition to distribution agreements with wholesaler customers, we enter into arrangements with health care providers and payers that provide for government mandated and/or privately negotiated rebates, chargebacks and discounts with respect to the purchase of our products. The transaction price reflects the amount we expect to be entitled to in connection with the sale and transfer of control of product to our customers. Variable consideration is only included in the transaction price, to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. At the time the customer takes control of the product, which is when our performance obligation under the sales contracts is complete, we record product revenues net of applicable reserves for various types of variable consideration, most of which are subject to constraint while also considering the likelihood and the magnitude of any revenue reversal, based on our estimates of channel mix. The types of variable consideration in our product revenue are as follows:

•	Prompt pay discounts
•	Product returns

•	Chargebacks and rebates
•	Fee-for-service
•	Government rebates
•	Commercial payer rebates
•	Group Purchasing Organization (“GPO”) administration fees
•	MelintAssist voluntary patient assistance programs

In determining the amounts of certain allowances and accruals, we must make significant judgments and estimates. For example, in determining these amounts, we estimate hospital demand, buying patterns by hospitals, hospital systems and/or group purchasing organizations from wholesalers and the levels of inventory held by wholesalers and customers. Making these determinations involves analyzing third party industry data to determine whether trends in historical channel distribution patterns will predict future product sales. We receive data periodically from our wholesale customers on inventory levels and historical channel sales mix, and we consider this data when determining the amount of the allowances and accruals for variable consideration.

The amount of variable consideration is estimated by using either of the following methods, depending on which method better predicts the amount of consideration to which we are entitled:

a)

The “expected value” is the sum of probability-weighted amounts in a range of possible consideration amounts. Under Topic 606, an expected value may be an appropriate estimate of the amount of variable consideration if we have many contracts with similar characteristics.

b)

The “most likely amount” is the single most likely amount in a range of possible consideration amounts (i.e., the single most likely outcome of the contract). Under Topic 606, the most likely amount may be an appropriate estimate of the amount of variable consideration if the contract has only two possible outcomes (i.e., either achieve or don’t achieve a threshold specified in a contract).

The method selected is applied consistently throughout the contract when estimating the effect of an uncertainty on an amount of variable consideration. In addition, we consider all the information (historical, current, and forecasts) that is reasonably available to us and shall identify a reasonable number of possible consideration amounts. The relevant factors used in this determination include, but are not limited to, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns.

In assessing whether a constraint is necessary, we consider both the likelihood and the magnitude of the revenue reversal. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. The specific considerations we use in estimating these amounts related to variable consideration associated with our products are as follows:

Prompt Pay Discounts – We provide wholesale customers with certain discounts if the wholesaler pays within the payment term, which is generally between 30 and 60 days. The discount percentage is reserved as a reduction of revenue in the period the related product revenue is recognized. The most likely amount methodology is used to determine the appropriate reserve that is applied, as there are only two outcomes: whether the wholesale customer takes the discount, or they do not.

Product returns – Generally, our customers have the right to return any unopened product during the 18‐month period beginning six months prior to the labeled expiration date and ending 12 months after the labeled expiration date. Where historical rates of return exist, we use history as a basis to establish a returns reserve for product shipped to wholesalers. For our newly launched products, for which we currently do not have history of product returns, we estimate returns based on third‐party industry data for comparable products in the market. As we distribute our products and establish historical sales over a longer period of time (i.e., two years), we will be able to place more reliance on historical purchasing and return patterns of our customers when evaluating our reserves for product return.

At the end of each reporting period for any of our products, we may decide to constrain revenue for product returns based on information from various sources, including channel inventory levels and dating and sell-through data, the expiration dates of product currently being shipped, price changes of competitive products and introductions of generic products. At March 31, 2018, incremental to the historically-based returns rate, we increased our returns reserve by approximately $0.3 million due to risk factors that were present in connection with the initial stocking of inventory for the launch of our new products.

Chargebacks – Although we primarily sell products to wholesalers in the United States, we typically enter into agreements with medical centers, either directly or through GPOs acting on behalf of their hospital members, in connection with the hospitals’ purchases of products. Based on these agreements, most of our hospital customers have the right to receive a discounted price for products and volume‐based rebates on product purchases. In the case of discounted pricing, we typically provide a credit to our wholesale customers (i.e., chargeback), representing the difference between the customer’s acquisition list price and the discounted price.

Fees‐for‐service – We offer discounts and pay certain wholesalers service fees for sales order management, data, and distribution services which are explicitly stated at contractually determined rates in the customer’s contracts. In assessing if the consideration paid to the customer should be recorded as a reduction in the transaction price, we determine whether the payment is for a distinct good or service or a combination of both. Since our wholesaler fees are not specifically identifiable, we do not consider the fees separate from the wholesaler's purchase of the product. Additionally, wholesaler services generally cannot be provided by a third party. Because of these factors, the consideration paid is considered a reduction of revenue. We estimate our fee‐for‐service accruals and allowances based on historical sales, wholesaler and distributor inventory levels and the applicable discount rate.

Government Rebates – There are three rebate programs under various government programs that we participate in: Medicaid, TRICARE and Medicare Part D. At the time of the sale it is not known what the government rebate rate will be, but historical rates are used to estimate the current period accrual. Given that there is a range of possible consideration amounts, we use the expected value method as this is an appropriate estimate of the amount of variable consideration.

Medicaid – The Medicaid Drug Rebate Program is a program that includes The Centers for Medicare and Medicaid Services (CMS), State Medicaid agencies, and participating drug manufacturers that helps to offset the federal and state costs of most outpatient prescription drugs dispensed to Medicaid patients. The Medicaid Drug Rebate Program is jointly funded by the states and the federal government. The program reimburses hospitals, physicians, and pharmacies for providing care to qualifying recipients who cannot finance their own medical expenses.

TRICARE – TRICARE is a benefit established by law as the health care program for uniformed service members, retired service members, and their families. We must pay the Department of Defense (“DOD”) refunds for drugs entered into the normal commercial chain of transactions that end up as prescriptions given to TRICARE beneficiaries and paid for by the DOD. The refund amount is the portion of the price of the drug sold by us that exceeds the federal ceiling price. Refunds due to TRICARE are based solely on utilization of pharmaceutical agents dispensed through a TRICARE Retail Pharmacy (“TRRx”) to DOD beneficiaries.

Medicare Part D – We maintain contracts with Managed Care Organizations (“MCOs”) that administer prescription benefits for Medicare Part D. MCOs either own pharmacy benefit managers (“PBMs”) or contract with several PBMs to fulfill prescriptions for patients enrolled under their plans. As patients obtain their prescriptions, utilization data are reported to the MCOs, which generally submit claims for rebates quarterly.

Commercial Payer Rebates – We contract with certain private payer organizations, primarily insurance companies and PBMs, for the payment of rebates with respect to utilization of Baxdela and contracted formulary status. We estimate these rebates and record reserves for such estimates in the same period the related revenue is recognized. Currently, the reserve for customer payer rebates considers future utilization based on third party studies of payer prescription data; the utilization is applied to product that remains in the distribution and retail pharmacy channel inventories at the end of each reporting period. As we distribute our products and establish historical sales over a longer period of time (i.e., two years), we will be able to place more reliance on historical data related to commercial payer rebates (i.e., actual utilization units) while continuing to rely on third party data related to payer prescriptions and utilization.

The amount of consideration to which we will be entitled is based on a range of possible consideration outcomes and, therefore, we use the expected value method as this is an appropriate estimate of the amount of variable consideration.

GPO Administration Fees – We contract with GPOs and pay administration fees related to contracting and membership management services provided. In assessing if the consideration paid to the GPO should be recorded as a reduction in the transaction price, we determine whether the payment is for a distinct good or service or a combination of both. Since our GPO fees are not specifically identifiable we do not consider the fees separate from the purchase of the product. Additionally, the GPO services generally cannot be provided by a third party. Because of these factors, the consideration paid is considered a deduction of revenue.

MelintAssist – We offer certain voluntary patient assistance programs for oral prescriptions, such as savings/co-pay cards, which are intended to provide financial assistance to qualified patients with full or partial prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue but remains in the distribution and pharmacy channel inventories at the end of each reporting period. Given that there is a range of possible consideration amounts, we use the expected value method as this is an appropriate estimate of the amount of variable consideration.

At the end of each reporting period, we adjust our allowances for cash discounts, product returns, chargebacks, fees‐for‐service and other rebates and discounts when believe actual experience may differ from current estimates. The following table provides a summary of activity with respect to our sales allowances and accruals during 2018:

	Cash Discounts	Product Returns	Chargebacks	Fees-for-Service	MelintAssist	Government Rebates	Commercial Rebates	Admin Fee
Balance as of January 1, 2018	$-	$-	$-	$-	$-	$-	$-	$-
Allowances for sales	328	817	2,354	1,003	440	350	483	177
Payments & credits issued	(76)	(1)	(1,295)	(254)	(32)	-	(111)	(15)
Balance as of March 31, 2018	$252	$816	$1,059	$749	$408	$350	$372	$161

The allowances for cash discounts and chargebacks are recorded as contra-assets in trade receivables; the other balances are recorded in other accrued expenses.

Grant Income

We have several agreements with BARDA related to certain development costs for solithromycin and Vabomere. We concluded that BARDA is not a customer under Topic 606 because it does not engage with us in reciprocal transactions but, rather, provides contributions to our development efforts to encourage the development of more antibiotics for the welfare of society. As such, we view the income as a contribution and classify it within other income and expense, net, rather than in revenue. We recognize grant income under the BARDA contracts over time as qualifying research activities are conducted. In the first quarter of 2018, we and BARDA agreed to terminate the solithromycin BARDA contract and wind down the study, but we will continue to recognize grant income until the wind-down activities are completed later this year.

Comprehensive Loss—Comprehensive loss is equal to net loss as presented in the accompanying statements of operations.

Segment and Geographic Information—Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We operate and manage our business as one operating segment. Although substantially all of our license and contract research revenue is generated from agreements with companies that are domiciled outside of the U.S., we do not operate outside of the U.S., nor do we have any significant assets in any foreign country. See Note 2 for further discussion of the license and contract research revenue.

Recently Issued and Adopted Accounting Pronouncements:

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The standard outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of this new revenue recognition guidance is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

The Financial Accounting Standards Board (“FASB”) has also issued certain clarifying guidance to Topic 606 that we have considered as follows:

•

ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), provides guidance for evaluating whether the nature of a company’s promise to the customer is to provide the underlying goods or services (i.e., the entity is the principal in the transaction) or to arrange for a third party to provide the underlying goods or services (i.e., the entity is the agent in the transaction). This update defines a specified good or service and provides guidance to help a company determine whether it controls a specified good or service before the good or service is transferred to the customer. ASU No. 2016-08 removes from the new revenue standard two of the five indicators used in the evaluation of control and reframes the remaining three indicators to help an entity determine when it is acting as a principal rather than as an agent.

•

ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, clarifies assessing whether promises to transfer goods or services are distinct, and whether an entity's promise to grant a license provides a customer with a right to use or right to access the entity's intellectual property.

•

ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, defines a completed contract as “a contract for which the entity has transferred all of the goods or services identified in accordance with revenue guidance that is in effect before the date of initial application.” The update also included the following clarifications or amendments to the guidance of Topic 606:

o

Allowed companies that elect the modified retrospective transition method to apply the guidance of Topic 606 to either: 1) all contracts, completed or not completed, or 2) only to contracts that were not completed. We elected to apply the new standard to contracts with our customers that were incomplete of January 1, 2018.

o

Clarified the objective of the entity’s collectability assessment (one of the five criteria of step 1 of the revenue recognition model) and provides new guidance on when an entity would recognize as revenue consideration it receives if the entity concludes that collectability is not probable.

o	Permitted an entity to present revenue net of sales taxes collected on behalf of governmental authorities (i.e., exclude sales taxes that meet certain criteria, from the transaction price).
o

Specifies that the fair value measurement date for noncash consideration to be received is the contract inception date. Subsequent changes in the fair value of noncash consideration after contract inception would be included in the transaction price as variable consideration (subject to the variable consideration constraint) only if the fair value varies for reasons other than the “form” of the consideration.

•	ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, provides corrections or improvements to issues that affect narrow aspects of the guidance.

The new guidance provided for two transition methods, a full retrospective approach and a modified retrospective approach, and requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We utilized the modified retrospective method of adoption and recognized the cumulative effect of adoption as an adjustment to retained earnings at January 1, 2018, in the amount of $10,008, solely related to revenue that was previously deferred on a contract that has yet to be completed.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business, which narrows the definition of a business and requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, which would not constitute the acquisition of a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. We adopted this guidance as of January 1, 2018, and applied it in connection with the acquisition of IDB on January 5, 2018. The adoption did not have a material impact on our unaudited consolidated financial statements. See Note 11 Business Combinations for further information.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The objective of this update is to provide specific guidance on eight cash flow classification issues and reduce the existing diversity in practice, included debt prepayment and extinguishment costs, contingent consideration payments made after some business combination and proceeds from the settlement of insurance claims. We adopted this guidance on January 1, 2018, and it did not have a material impact to our unaudited consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize assets and liabilities for most leases with terms of more than 12 months on the balance sheet but recognize expense on the income statement in a manner similar to current accounting. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements and is effective for us in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. We lease certain office equipment and vehicles as well as our corporate office building in Lincolnshire, Illinois, our research and administrative facility in New Haven, Connecticut and our office facilities in Chapel Hill, North Carolina. We are evaluating the impact of ASU 2016-02, which we plan to adopt on January 1, 2019, on our unaudited consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which removes step two from the goodwill impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The new guidance requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, including goodwill. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of adoption of this ASU on our methodology for evaluating goodwill for impairment subsequent to adoption of this standard.

NOTE 3 – BALANCE SHEET COMPONENTS

Cash, Cash Equivalents and Restricted Cash—Cash, cash equivalents and restricted cash, as presented on the Consolidated Statements of Cash Flows, consisted of the following:

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$91,479	$128,387
Restricted cash (included in Other Assets)	200	200
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$91,679	$128,587

Inventory—Inventory consisted of the following:

	March 31,	December 31,
	2018	2017
Raw materials	$17,401	$5,545
Work in process	3,240	181
Finished goods	7,579	5,099
Total inventory	$28,220	$10,825

Other Assets—Other assets consisted of the following:

	March 31,	December 31,
	2018	2017
Deerfield disbursement option	$7,609	$-
Long-term inventory deposits	13,291	-
VAT receivable	665	248
Research study deposit	500	500
Security deposits	413	465
Restricted cash	200	200
Total other assets	$22,678	$1,413

Accrued Expenses—Accrued expenses consisted of the following:

	March 31,	December 31,
	2018	2017
Accrued contracted services	$4,038	$5,596
Payroll related expenses	8,740	9,885
Professional fees	3,423	3,621
Accrued royalty payment	2,795	2,040
Accrued sales allowances	2,856	-
Accrued other	7,585	2,899
Total accrued expenses	$29,437	$24,041

Accrued contracted services are primarily comprised of amounts owed to third-party clinical research organizations and contract manufacturers for research and development work performed on behalf of Melinta, and amounts owed to third-party marketing organizations for work performed to support the commercialization and sale of our products.

Accrued payroll related expenses are primarily comprised of accrued employee termination benefits, bonus and vacation.

The amounts accrued represent our best estimate of amounts owed through period-end. Such estimates are subject to change as additional information becomes available.

NOTE 4 – FINANCING ARRANGEMENTS

Melinta’s outstanding debt balances consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Principal balance under loan agreements	$115,268	$40,000
Debt discount and deferred financing costs for loan agreements	(9,178)	(445)
Long-term balance under the loan agreements	$106,090	$39,555

2014 Loan Agreement

In December 2014, we entered into an agreement with a lender pursuant to which we borrowed an initial term loan amount of $20,000 (the “2014 Loan Agreement”). In December 2015, pursuant to the achievement of certain milestones with respect to the terms in the 2014 Loan Agreement, we borrowed an additional term loan advance in the amount of $10,000.

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

In June 2017, we repaid the outstanding principal under the 2014 Loan Agreement (see discussion below under 2017 Loan Agreement). In the three months ended March 31, 2017, we recognized $1,155 of interest expense related to the 2014 Loan Agreement.

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

On June 28, 2017, we drew the first tranche of financing under the 2017 Loan Agreement, the gross proceeds of which were $30,000. We used the proceeds to retire amounts outstanding under the 2014 Loan Agreement. In August 2017, we drew the second tranche of financing, receiving $10,000. We retired the 2017 Loan Agreement in January 2018 (see discussion below).

Facility Agreement

On January 5, 2018 (the “Agreement Date”), in connection with the IDB acquisition, we entered into the Facility Agreement (the “Facility Agreement”) with affiliates of Deerfield Management Company, L.P. (collectively, “Deerfield”). Pursuant to the terms of the Facility Agreement, Deerfield agreed to loan to us $147,774 as an initial disbursement (the “Term Loan”). The Facility Agreement also provides us the right to draw from Deerfield additional disbursements up to $50,000 (the “Disbursement Option”), which may be made available upon the satisfaction of certain conditions, such as our having achieved annualized net sales of at least $75,000 during the applicable period. We agreed to pay Deerfield an upfront fee and a yield enhancement fee, both equal to 2% of the principal amount of the funds disbursed pursuant to the Facility Agreement.

The Term Loan bears interest at a rate of 11.75%, while funds distributed pursuant to the Disbursement Option will bear interest at a rate of 14.75%. We are also required to pay Deerfield an exit fee of 2% of the amount of any loans on the payment, repayment, redemption or prepayment thereof. The principal of the Term Loan must be paid by January 5, 2024. The Facility Agreement requires the outstanding principal amount of the Term Loan and any loans drawn pursuant to the Disbursement Option to be repaid in equal monthly cash amortization payments between the fourth and the sixth anniversary of the Agreement Date. The Term Loan and any loans drawn pursuant to the Disbursement Option are not permitted to be prepaid prior to January 6, 2021 under the terms of the Facility Agreement and are subject to certain prepayment fees for prepayments occurring on or after such date. In addition, the Facility Agreement allows for us to secure a revolving credit line of up to $20,000 from a different lender. Deerfield holds a first lien on all our assets, including our intellectual property, but would hold a second lien behind a revolver for working capital accounts. The Facility Agreement includes normal covenants, including periodic financial reporting and a restriction on the payment of dividends.

In connection with the Facility Agreement, we also issued 3,127,846 shares of our common stock to Deerfield at a price of $13.50 on January 5, 2018, pursuant to a Securities Purchase Agreement. We received proceeds of $42,226 from this issuance of common stock. We received total proceeds of $190,000 from the Term Loan and the issuance of common stock together.

We used these proceeds to fund the IDB acquisition, to retire the $40,000 of principal balance outstanding under our then-existing loan agreement and to fund ongoing working capital requirements and other general corporate expenses. As a result, we recognized a debt extinguishment loss of $2,595, comprised of prepayment penalties and exit fees totaling $2,150 and unamortized debt issuance costs of $445.

In connection with the Facility Agreement and the Securities Purchase Agreement, we entered into the following freestanding instruments with Deerfield as a counterparty on January 5, 2018:

•	Term Loan with stated principal of $147,774 with a 11.75% interest rate;
•	Disbursement Option for additional draw of up to $50,000;
•	3,127,846 shares of our common stock;
•	Warrants to purchase 3,792,868 shares of our common stock with a purchase price of $16.50 and expiration date of January 5, 2025 (the “Warrants”); and
•	Rights to royalty payments equal to between 2% and 3% of certain U.S. sales of Vabomere for a period of 7 years, ending on December 31, 2024, as further described below (the “Royalty Agreement”).

For accounting purposes, because there are multiple freestanding instruments within the arrangement to which we are required to assign value under U.S. GAAP, we performed a valuation to determine the allocation of the gross proceeds of $190,000 to the five financial instruments listed above. We first calculated the fair value of the warrants, and then we allocated the remaining proceeds across the other four instruments using the relative fair value approach. The relative fair values of these financial instruments, which approximated their respective fair values as of the Agreement Date, were as follows (in thousands):

Term Loan	$111,421
Warrants	33,264
Royalty Agreement	1,472
Disbursement Option	(7,609)
Common Stock Consideration	51,452
Total Consideration	$190,000

The terms of these instruments and the methodology and assumptions used to value each of them are discussed below.

Term Loan

The relative fair value of the term loan was estimated to be $111,421 using a discounted cash flow model. We used a risk-adjusted discount rate of 19.82%. In connection with the Facility Agreement, $6,455 of upfront term loan fees and legal debt issuance costs were paid for the total consideration received. For accounting purposes, we elected to allocate these upfront fees and costs all to the term loan, leaving a net carrying value of $104,966.

The $6,455 of upfront fees and costs was recorded as debt discount and is being amortized as additional interest expense over the term of the loan. In addition, a 2% exit fee of $2,956 is payable as the loan principal payments are made. Therefore, total required future cash payments are $150,730 (term loan principal of $147,774 plus exit fee of $2,956). The exit fee cost is also being amortized as additional interest expense over the life of the loan. The total cost of all items (cash-based interest payments, upfront fees and costs, and the 2% exit fee) is being expensed as interest expense using an effective interest rate of 21.38%. During the first quarter of 2018, we recorded cash interest expense and term loan accretion expense of $4,196 and $1,124, respectively. Both amounts were recorded as interest expense in our statement of operations.

The accretion of the principal of the term loan and the future payments, including the 2% exit fee due at the end of the term, and excluding the 11.75% rate applied to the $147,774 note per the form of the Facility Agreement, are as follows:

	Beginning Balance	Accretion of Interest Expense	Principal Payments and Exit Fee	Ending Balance
January 5 - March 31, 2018	$104,966	$1,124	$-	$106,090
April 1 - December 31, 2018	106,090	4,484	-	110,574
Year Ending December 31, 2019	110,574	7,040	-	117,614
Year Ending December 31, 2020	117,614	8,637	-	126,251
Year Ending December 31, 2021	126,251	10,798	-	137,049
Year Ending December 31, 2022	137,049	9,826	(69,085)	77,790
Year Ending December 31, 2023	77,790	3,846	(75,365)	6,271
Year Ending December 31, 2024	6,271	9	(6,280)	-
Total		$45,764	$(150,730)

Warrants

Under the terms of the Facility Agreement, we issued Warrants to Deerfield to purchase 3,792,868 shares of common stock with an exercise price of $16.50 and a term of seven years. The holders of the Warrants may exercise the Warrants for cash, on a cashless basis or through a reduction of an amount of principal outstanding under the Term Loan or any subsequent disbursements pursuant to the Disbursement Option. In connection with certain major transactions, the holders may have the option to convert the Warrants, in whole or in part, into the right to receive the transaction consideration payable upon consummation of such major transaction in respect of a number of shares of common stock of the Company equal to the Black-Scholes value of the Warrants, as defined therein, and in the case of other major transactions, the holders may have the right to exercise the Warrants, in whole or in part, for a number of shares of common stock of the Company equal to the Black-Scholes value of the Warrants.

We used the Black-Scholes option-pricing model to estimate the fair value of the Warrants, which resulted in a fair value of $33,264 on the Agreement Date. To measure the Warrants at January 5, 2018, the assumptions used in the Black-Scholes option-pricing model were: the price of the common stock on January 5, 2018, an expected life of 7 years, a risk-free interest rate of 2.39% and an expected volatility of 50.0%.

We classified the Warrants as a liability in our balance sheet and are required to remeasure the carrying value of these Warrants to fair value at each balance sheet date, with adjustments for changes in fair value recorded to other income or expense in our statements of operations. As of March 31, 2018, the fair value of the Warrants was $9,179, resulting in a gain of $24,085. To remeasure the Warrants at March 31, 2018, the assumptions used in the Black-Scholes option-pricing model were: the price of the common stock on March 31, 2018, an expected life of 6.77 years, a risk-free interest rate of 2.67% and an expected volatility of 50.0%.

Royalty Agreement

In connection with the Facility Agreement, we entered into a Royalty Agreement with Deerfield, pursuant to which we agreed to make royalty payments equal to 3% (or 2%, following the satisfaction of all our obligations under the Facility Agreement and other loan documents) of annual U.S. sales of Vabomere exceeding $75,000 ($74,178 for 2018) and less than or equal to $500,000 for a seven-year period. To determine the fair value of the obligation under the Royalty Agreement, we applied a Monte Carlo simulation model to our revenue forecasts for Vabomere, which was discounted using an adjusted weighted average cost of capital (“WACC”). The WACC incorporated our estimated senior unsecured discount rate, our expected tax rate, and our estimated cost of equity, and then was adjusted for operational leverage.

On January 5, 2018, we estimated the fair market value of the royalty liability under the Royalty Agreement to be $1,472. Over the seven-year term, we will accrete the royalty liability using an effective interest rate of 42.88% and reduce the liability for any royalty payments made to Deerfield. During the first quarter of 2018, we recorded interest expense of $152, increasing the value of the liability to $1,624 at March 31, 2018. At the end of each quarter, we are required to prospectively revise the rate of accretion if there are any significant changes in our sales forecasts. There were no such changes in the first quarter of 2018.

Disbursement Option

The Disbursement Option allows us to draw additional funds up to $50,000 once we achieve annual net product sales of at least $75,000. The annual net sales target is measured by using the sales result for the preceding six months and multiplying by two. The disbursement must be drawn within two years from the effective date of the transaction and requires quarterly interest payments at a rate of 14.75% and requires the principal amount outstanding to be repaid in equal monthly cash amortization payments between the fourth and the sixth anniversary of the effective date of the agreement.

We calculated the fair value of the Disbursement Option using a discounted cash flow model, under which estimated cash flows were discounted using a risk-adjusted rate that aligns with the lender’s estimated credit risk to disburse the $50.0 million. We estimated the relative fair value of the Disbursement Option to be $7,609 as of the effective date of the transaction, which we recorded as a long-term asset on our balance sheet to be carried at that cost until settlement.

Common Stock Consideration

Pursuant to the terms of the Securities Purchase Agreement, we issued 3,127,846 shares of our common stock to Deerfield at a price of $13.50 on January 5, 2018. Based on our closing stock price on January 5, 2018, of $16.45, the fair value of this consideration was $51,452, which was recorded as additional paid-in capital in stockholders’ equity.

NOTE 5 – FAIR VALUE MEASUREMENTS

The following table lists our assets and liabilities that are measured at fair value and the level of inputs used to measure their fair value at March 31, 2018, and December 31, 2017. The money market fund is included in cash & cash equivalents on the balance sheet; the other items are in the captioned line of the balance sheet.

	As of March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$73,977	$-	$-	$73,977
Total assets at fair value	$73,977	$-	$-	$73,977

Liabilities:
Royalty liability in current deferred purchase price	$-	$-	$(1,330)	$(1,330)
Royalty liability in noncurrent deferred purchase price	-	-	(13,891)	(13,891)
Contingent milestone payments	-	-	(27,184)	(27,184)
Royalty liability in other long-term liabilities	-	-	(1,624)	(1,624)
Common stock warrants	-	-	(9,179)	(9,179)
Total liabilities at fair value	$-	$-	$(53,208)	$(53,208)

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$76,777	$-	$-	$76,777
Total assets at fair value	$76,777	$-	$-	$76,777

The common stock warrants were valued using a Black-Scholes option-pricing model and Level 3 unobservable inputs. The significant unobservable inputs include the risk-free interest rate, remaining contractual term, and expected volatility. Significant increases or decreases in any of these inputs in isolation would result in a significantly different fair value measurement. An increase in the risk-free interest rate, and/or an increase in the remaining contractual term or expected volatility, would result in an increase in the fair value of the warrants.

The following tables summarize the changes in fair value of our Level 3 assets and liabilities for the three months ended March 31, 2018:

Level 3 Liabilities	Fair Value at December 31, 2017	Realized Gains (Losses)	Change in Unrealized Gains (Losses)	(Issuances) Settlements	Net Transfer (In) Out of Level 3	Fair Value at March 31, 2018
Royalty liability in current deferred purchase price	$-	$-	$(152)	$(1,178)	$-	$(1,330)
Royalty liability in noncurrent deferred purchase price	-	-	(1,475)	(12,416)	-	(13,891)
Contingent milestone payments	-	-	(1,217)	(25,967)	-	(27,184)
Royalty liability in other long-term liabilities	-	-	(152)	(1,472)	-	(1,624)
Common stock warrants	-	-	24,085	(33,264)	-	(9,179)
Total liabilities at fair value	$-	$-	$21,089	$(74,297)	$-	$(53,208)

NOTE 6 – SHAREHOLDERS EQUITY

Under our certificate of incorporation, we are authorized to issue up to 5,000,000 shares of preferred stock and 80,000,000 shares of common stock. There was no outstanding preferred stock as of March 31, 2018, or December 31, 2017. Holders of our common stock are not entitled to receive dividends, unless declared by the board of directors. There have been no dividends declared to date. We have reserved and keep available out of our authorized but unissued common stock a sufficient number of shares of common stock to affect the conversion of all issued and outstanding warrants and stock options. Outstanding common stock as of March 31, 2018, and December 31, 2017, was 31,353,254 and 21,998,942, respectively.

On January 5, 2018, we issued 3,313,702 shares of common stock to Medicines as part of the purchase price of IDB (See Note 11 for further discussion.). We also issued 3,127,846 shares of common stock and warrants to purchase 3,792,868 shares of common stock to Deerfield as part of the Facility Agreement (see Note 4 for further discussion). In conjunction with the IDB transaction, we received $40,000 in additional equity financing from existing and new investors. We issued 2,884,961 shares of common stock in exchange for the equity financing. During the three months ended March 31, 2018, we issued 27,803 shares of common stock for restricted stock units that vested in the period.

Warrants

We have warrants to purchase our common stock outstanding at March 31, 2018, as follows:

Issued	Warrants Outstanding	Exercise price	Expiration
August 2011	18,979	$30.00	August 2018
February 2012	42	$17,334.07	February 2019
December 2014	33,788	$33.30	December 2024
December 2015	6,757	$33.30	December 2024
January 2018	3,792,868	$16.50	January 2025

NOTE 7 – STOCK-BASED COMPENSATION

2006 Stock Plan—Upon closing the merger with Cempra on November 3, 2017, Melinta assumed the 2006 Stock Plan, which had been adopted by Cempra in January 2006 (“the 2006 Plan”). The 2006 Plan provided for the granting of incentive share options, nonqualified share options and restricted shares to Company employees, representatives and consultants. As of March 31, 2018, there were options for an aggregate of 68,273 shares issued and outstanding under the 2006 Plan. During the period January 1, 2018, to March 31, 2018, 91 options were forfeited; there was no other activity during the period.

2011 Equity Incentive Plan—Upon closing the merger with Cempra on November 3, 2017, Melinta assumed the 2011 Equity Incentive Plan, which had been adopted by Cempra in October 2011 (the “2011 Incentive Plan”). On January 1, 2018, under the evergreen feature of the 2011 Incentive Plan, the authorized shares under the 2011 Incentive Plan increased by 879,957 to 2,619,447, and, as of March 31, 2018, there were 1,666,119 shares available under the 2011 Incentive Plan to award as either options or restricted stock units.

Private Melinta 2011 Equity Incentive Plan—In November 2011, the Melinta board of directors adopted the 2011 Equity Incentive Plan (“Melinta 2011 Plan”). The Melinta 2011 Plan provided for the granting of incentive stock options, nonqualified options, stock grants, and stock-based awards to employees, directors, and consultants of the Company. On November 3, 2017, in conjunction with the merger with Cempra, all outstanding options under the Melinta 2011 Plan converted to 732,499 options to purchase common shares of Cempra (re-named Melinta in the merger), the Melinta 2011 Plan was frozen and authorized shares under the Melinta 2011 Plan were reduced to 732,499. Any grants under the Melinta 2011 Plan that expire or are forfeited will reduce the authorized shares under the plan. As of March 31, 2018, we had 667,702 shares of common stock reserved under the Melinta 2011 Plan for issuance upon exercise of stock options.

Inducement Grant—On November 3, 2017, Melinta granted Daniel Wechsler, our President and Chief Executive Officer, an option to purchase 550,981 shares of common stock, at a strike price of $11.65 per share, and 183,661 restricted stock units, pursuant to the option and restricted stock unit inducement agreements made with Mr. Wechsler. Both grants will vest over four years, 25% after one year and then ratably monthly over the remaining 36 months.

Stock Option Activity—The exercise price of each stock option issued under all of the stock plans is specified by the board of directors at the time of grant, but cannot be less than 100% of the fair market value of the stock on the grant date. In addition, the vesting period is determined by the board of directors at the time of the grant and specified in the applicable option agreement. Our practice is to issue new shares upon the exercise of options, unless it is a cashless exercise.

A summary of the combined activity under the 2011 Incentive Plan and the Melinta 2011 Plan is presented in the table below:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding - January 1, 2018	1,441,714	$43.11
Granted	-	$-
Exercised	(203)	$15.61
Forfeited	(64,194)	$32.25
Expired	(9,422)	$36.84
Outstanding - March 31, 2018	1,367,895	$43.67	4.8	$-
Exercisable - March 31, 2018	1,056,971	$49.19	3.7	$-
Vested and expected to vest at March 31, 2018	1,367,895	$43.67	4.8	$-

During the three months ended March 31, 2018, 7,600 restricted stock units vested and 12,600 restricted stock units forfeited. There was no other restricted stock activity in the period. There were 96,800 restricted stock units outstanding under the two plans at March 31, 2018. In addition, the awards given under the inducement grant were also outstanding.

Stock-based compensation expense recognized in the three months ended March 31, 2018, was as follows:

	March 31,	March 31,
	2018	2017
Manufacturing	$125	$-
Research and development	131	146
Selling, general and administrative	699	426
Total	$955	$572

Stock-based compensation expense recorded in manufacturing is capitalized in inventory as a component of overhead expense and recognized as cost of goods sold based on inventory turns. $75 of accelerated vesting expense related to employee terminations is included in selling, general and administrative expenses. No related tax benefits associated with stock-based compensation expense have been recognized and no related tax benefits have been realized from the exercise of stock options due to our net operating loss carryforwards.

In April 2018, we granted stock options to purchase 1,628,767 shares of common stock under the 2011 Incentive Plan at an exercise price of $7.45. Subject to, and contingent upon, shareholder approval at the annual meeting scheduled for June 2018, we also granted stock options to purchase 865,267 shares of common stock, with an exercise price of $7.45, under a newly established plan, the Melinta 2018 Incentive Stock Plan (the “2018 Plan”). If approved by shareholders, the 2018 Plan will replace the 2011 Incentive Plan, and no further equity awards will be granted from the 2011 Incentive Plan.

NOTE 8 – INCOME TAXES

At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full calendar year and uses that rate to provide for income taxes on a current year-to-date basis before discrete items. If a reliable estimate cannot be made, the Company may make a reasonable estimate of the annual effective tax rate, including use of the actual effective rate for the year-to-date. The impact of the discrete items is recorded in the quarter in which they occur.

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

Based on the Company’s full valuation allowance against the net deferred tax assets, the Company’s effective tax rate for the calendar year is zero and zero income tax expense is recorded in the three months ended March 31, 2018.

On November 3, 2017, we completed our tax-free merger with Cempra. To reflect the opening balance sheet deferred tax assets and liabilities of Cempra, we recorded a net deferred tax asset of $107,688 offset with a valuation allowance of $107,688. Under ASC 805, Business Combinations, we are required to recognize adjustments to provisional amounts during the measurement period as they are identified, and to recognize such adjustments retrospectively, as if the accounting for the business combination had been completed at the acquisition date. We will adjust the net deferred tax assets and valuation allowance during the remeasurement period, including any unrecognized tax positions. See Note 11 for further information regarding the merger.

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

On December 22, 2017, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statement.

We have calculated our best estimate of the impact of the Act in our 2017 income tax provision in accordance with our understanding of the Act and guidance available, and, as a result, as of December 31, 2017, have recorded $44,438 as an additional income tax expense offset with $44,438 tax benefit from the change in the valuation allowance in the fourth quarter of 2017, the period in which the legislation was enacted. The adjustments to deferred tax assets and liability are provisional amounts estimated based on information available as of December 31, 2017. We have not updated our estimates as of March 31, 2018, nor have we recorded any additional income tax expense or valuation allowance based on our net loss for the period. As we collect and prepare necessary data and interpret the Act—and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and other standard-setting bodies—we may make adjustments to the provisional amounts. We will recognize any changes to the provisional amounts as we refine our estimates of our cumulative temporary differences related to Cempra’s opening balance sheet from the Merger, in accordance with ASC 805.

NOTE 9 –NET LOSS PER SHARE

Basic net loss attributable to common shareholders per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Prior to the merger with Cempra, during periods when we earned net income, we would allocate to participating securities a proportional share of net income determined by dividing total weighted-average participating securities by the sum of the total weighted-average common shares and participating securities (the “two-class method”). Historically, our preferred stock participated in any dividends declared by us and were therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods where we incur net losses, we allocate no loss to participating securities because they have no contractual obligation to share in our losses. We compute diluted loss per common share after giving consideration to the dilutive effect of stock options and warrants that are outstanding during the period, except where such nonparticipating securities would be antidilutive. Because we have reported net losses for the three months ended March 31, 2018 and 2017, diluted net loss per common share is the same as basic net loss per common share for those periods. The weighted-average shares outstanding, reported loss per share and potential dilutive common share equivalents for the three months ended March 31, 2017, have been retrospectively adjusted to reflect historical weighted-average number of common shares outstanding multiplied by the exchange ratio established in the merger with Cempra.

The following potentially dilutive securities (in common stock equivalent shares) have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	Three Months Ended March 31,
	2018	2017
Warrants outstanding	3,852,434	31,702
Stock options outstanding	1,987,149	545,556
Restricted stock units outstanding	280,461	-
Convertible preferred stock outstanding	-	5,800,922
	6,120,044	6,378,180

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As discussed in Note 11, on November 3, 2017, Melinta merged with Cempra, Inc. in a business combination. Prior to the merger, on November 4, 2016, a securities class action lawsuit was commenced in the United States District Court, Middle District of North Carolina, Durham Division, naming Cempra, Inc. (now known as Melinta Therapeutics, Inc.) (for purposes of this Contingencies section, “Cempra”) and certain of Cempra’s officers as defendants. Two substantially similar lawsuits were filed in the United States District Court, Middle District of North Carolina on November 22, 2016, and December 30, 2016, respectively. Pursuant to the Private Securities Litigation Reform Act, on July 6, 2017, the court consolidated the three lawsuits into a single action and appointed a lead plaintiff and co-lead counsel in the consolidated case. On August 16, 2017, the plaintiff filed a consolidated amended complaint. Plaintiff alleges violations of the Securities Exchange Act of 1934 (the “Exchange Act”) in connection with allegedly false and misleading statements made by the defendants between July 7, 2015, and November 4, 2016 (the “Class Period”). Plaintiff seeks to represent a class comprised of purchasers of Cempra’s common stock during the Class Period and seeks damages, costs and expenses and such other relief as determined by the court. On September 29, 2017, the defendants filed a motion to dismiss the consolidated amended complaint. On November 13, 2017, the plaintiff filed an opposition to the defendants’ motion to dismiss the consolidated amended complaint. On December 4, 2017, the defendants filed a reply brief. The motion remains pending and oral argument has yet to be scheduled. We believe that we have meritorious defenses and we intend to defend the lawsuit vigorously. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.

On December 21, 2016, a shareholder derivative lawsuit was commenced in the North Carolina Durham County Superior Court, naming certain of Cempra’s  former and current officers and directors as defendants and Cempra as a nominal defendant, and asserting claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and corporate waste (the “December 2016 Action”). A substantially similar lawsuit was filed in the North Carolina Durham County Superior Court on February 16, 2017 (the “February 2017 Action”). The complaints are based on similar allegations as asserted in the securities lawsuits described above, and seek unspecified damages and attorneys’ fees. Both cases were served and transferred to the North Carolina Business Court as mandatory complex business cases. The Business Court consolidated the February 2017 Action into the December 2016 Action and appointed counsel for the plaintiff in the December 2016 Action as lead counsel. On July 6, 2017, the court stayed the action pending resolution of the putative securities action. That stay has since been lifted. The plaintiff filed an amended complaint on December 29, 2017, and was required to file a further amended complaint by February 6, 2018. On February 6, 2018, the plaintiff filed his second amended complaint. On March 8, 2018, defendants filed their motion to dismiss or, in the alternative, stay plaintiff’s second amended complaint. On April 9, 2018, plaintiff filed his opposition to defendants’ motion. Defendants’ filed their reply on April 26, 2018. We believe that we have meritorious defenses and we intend to defend the lawsuit vigorously. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.

On January 3, 2018, the plaintiff who commenced the February 2017 Action, which was subsequently consolidated into the December 2016 Action, transmitted to the former Acting Chief Executive Officer of Cempra a litigation demand (the “Demand”). The Demand requested that Cempra’s Board of Directors (the “Board”) “commence an independent investigation into the matters raised” in the complaint filed in the February 2017 Action and the Demand, “take any and all appropriate steps for Cempra to recover, through litigation if necessary, the damages proximately caused by the directors' and officers' alleged breaches of fiduciary duty,” and “implement corporate governance enhancements to prevent recurrence of the alleged wrongdoing.” The Board has not yet formally responded to the Demand.

On July 31, 2017, a shareholder derivative lawsuit was commenced in the Court of Chancery of the State of Delaware, naming certain of Cempra’s former and current officers and directors as defendants and Cempra as nominal defendant, and asserting claims for breach of fiduciary duty, unjust enrichment, and corporate waste. The complaint is based on similar allegations as asserted in the putative securities class action described above, and seeks unspecified damages and attorneys’ fees. On October 23, 2017, the defendants filed a motion to dismiss or, in the alternative, stay, the complaint, which was supported by an opening brief filed on November 9, 2017. On January 8, 2018, the plaintiff filed his answering brief in opposition to the defendants’ motion. The defendants filed their reply in support of their motion on February 7, 2018. Oral argument on the motion is scheduled for June 22, 2018. We believe that we have meritorious defenses and we intend to defend the lawsuit vigorously. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.

On September 15, 2017, a shareholder derivative lawsuit was commenced in the United States District Court for the Middle District of North Carolina, Durham Division, naming certain of Cempra’s former and current officers and directors as defendants and Cempra as nominal defendant, and asserting claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste, and violation of Section 14(a) of the Exchange Act. The complaint is based on similar allegations as asserted in the putative securities class action described above, and seeks unspecified damages and attorneys’ fees. On December 1, 2017, the parties filed a joint motion seeking to stay the shareholder derivative lawsuit pending resolution of the putative securities class action, which stipulation was ordered by the court on December 11, 2017. We believe that we have meritorious defenses and we intend to defend the lawsuit vigorously. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.

On September 27, 2017, and October 6, 2017, putative class action complaints were filed against Cempra, members of its board of directors and Melinta Therapeutics, Inc. (now known as Melinta Subsidiary Corp.) (for the purposes of this Contingencies section, “Melinta”) on behalf of the public stockholders of Cempra in the United States District Court for the Middle District of North Carolina. The complaints allege that the preliminary proxy statement issued in connection with the proposed merger between Cempra and Melinta omitted material information in violation of Sections 14(a) and 20(a) of the Exchange Act, rendering the preliminary proxy statement false and misleading. On February 7, 2018, the plaintiffs and the defendants executed a settlement agreement that resolved plaintiffs’ claims with prejudice as to the named plaintiffs and without prejudice to any other member of the putative class. We paid attorneys’ fees of $263 in connection with settlement of the actions.

Other than as described above, we are not a party to any legal proceedings and we are not aware of any claims or actions pending or threatened against us. In the future, we might from time to time become involved in litigation relating to claims arising from our ordinary course of business.

NOTE 11 – BUSINESS COMBINATIONS

Acquisition of the Infectious Disease Business

On January 5, 2018, we completed the acquisition of the IDB, in which we acquired a group of antibiotic drug products and certain other assets from Medicines, including 100% of the capital stock of certain subsidiaries and the pharmaceutical products containing (i) meropenem and vaborbactam as the active pharmaceutical ingredient and distributed under the brand name Vabomere, (ii) oritavancin as the active pharmaceutical ingredient and distributed under the brand name Orbactiv and (iii) minocycline as the active pharmaceutical ingredient and distributed under the brand name Minocin for injection and line extensions of such products. The integration of the acquired products within our existing portfolio further strengthens our ability to serve the needs of providers treating patients with serious bacterial infections across the healthcare delivery continuum. In addition to the products acquired in the IDB transaction, we added approximately 135 individuals from Medicines to our team. The new team members bring with them significant experience specific to infectious diseases and better position us to effectively execute our commercial and other activities.

The acquisition was financed using borrowings under the Facility Agreement and additional equity financing from existing and new investors. See Note 4 for further information regarding these financing arrangements. Expenses related to legal and other services in connection with the IDB acquisition were $2,600 and $1,900 in the fourth quarter of 2017 and the first quarter of 2018, respectively. The expenses incurred in the first quarter of 2018 included $900 related to certain transition services that Medicines agreed to provide to us to facilitate transition and integration of the IDB. The transition services included the temporary provision of facilities and equipment for newly hired personnel, assistance with finance functions and support in connection with the transition of the supply, sale and distribution of the products to our third-party logistics provider. We expect these transition services will be completed by the end of the second quarter of 2018.

The purchase price paid to Medicines consisted of a cash payment of $166,383 and 3,313,702 shares of our common stock, which was calculated by dividing $50,000 by $15.08886, representing 90% of the volume weighted average price of the common stock for the trailing 10 trading day period ending three trading days prior to the closing date. In addition, we are required to make two additional payments of $25,000 on each of the twelve and eighteen-month anniversaries of the closing date, and we will pay royalties to Medicines on certain net sales of the acquired antibiotic products.

The purchase price, including non-cash consideration, for the acquisition of IDB is as follows:

•	Cash of $166,383, including a net working capital adjustment of $1,383;
•	Common stock of $54,510;
•	Deferred consideration of $39,167, representing the present value of two payments of $25,000 each due in January and July 2019; and
•	Contingent consideration of $14,000, representing the fair value of sales-based royalty payments.

We recorded the contingent consideration related to the sales-based royalty payments at fair value, and we are accreting the amount to the estimated amounts payable to Medicines based on an effective interest of rate of 40% which is in line with the effective interest rate used to accrete the royalty liability associated with the Facility Agreement. During the first quarter of 2018, we recorded $1,627 of non-cash interest expense related to the accretion of the fair value of sales-based royalty payments. At March 31, 2018, $406 of the royalty liability became currently due and was reclassified out of current deferred purchase price and recorded as a credit offset to receivables from Medicines in other receivables. At March 31, 2018, the carrying values of the short-term and long-term liabilities were $1,330 and $13,891, respectively.

We are currently in the process of finalizing the valuation of the significant acquired intangible assets, deferred and contingent purchase consideration and related deferred tax liabilities, which will be completed in 2018. The goodwill resulting from the acquisition largely consists of the estimated value of IDB’s assembled and trained workforce, our expected future product sales, synergies resulting from combining IDB products with our existing product offering and IDB’s going concern value.

The following table sets forth the preliminary purchase price allocation, as of the acquisition date.

Current assets	$28,299
Goodwill	13,059
Intangible assets	258,000
Non-current assets	12,278
Current liabilities	(37,000)
Non-current liabilities	(576)
Total purchase price	$274,060

We believe that the historical values of IDB’s current assets and current liabilities approximate their fair values based on the short-term nature of such items. IDB’s current liabilities include a contingent liability of $25,967, representing the present value of a $30,000 milestone payment payable third parties upon the approval of Vabomere in Europe. During the first quarter of 2018, we recorded $1,217 of non-cash interest expense related to the accretion of this contingent payment. The accretion is based on an effective interest rate of 19.82% which is consistent with the interest rate associated with the Facility Agreement.

We recorded the two $25,000 deferred payments to Medicines at fair value, and we are accreting them to $50,000 based on an effective interest rate of 19.82%. During the first quarter of 2018, we recorded $1,835 of non-cash interest expense related to the accretion of these deferred payments. At March 31, 2018, the carrying values of the short-term and long-term liabilities were $21,500 and $19,502, respectively.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of the acquisition:

	Average useful life	Fair value
Developed product rights	13	$238,000
In-process research and development	Indefinite	20,000
Total intangible assets		$258,000

For the three months ended March 31, 2018, IDB added $9,514 of revenue to our unaudited consolidated results. It is impracticable to measure the effect IDB had on our net loss for the three months ended March 31, 2018, because IDB has been integrated into our existing operations and is not accounted for separately. Since the date of the acquisition, IDB’s results are reflected in our unaudited consolidated financial statements.

Merger with Cempra

Cempra’s results have been reflected in our consolidated financial statements since the date of our merger with them on November 3, 2017. As a result, we added $2,658 of grant income to our unaudited consolidated results of operations in the first quarter of 2018. We also incurred an additional $217 of acquisition-related expense in the first quarter of 2018 related to the merger with Cempra. It is impracticable to measure the effect Cempra had on our net loss for the three months ended March 31, 2018, because Cempra has been integrated into our existing operations and is not accounted for separately.

Pro Forma Financial Information

The following unaudited pro forma information shows our results of operations as if the acquisition of IDB and merger with Cempra had been completed as of the beginning of fiscal 2017. Adjustments have been made for the pro forma effects of Topic 606, interest expense and accretion related to the financing of the business combinations, loss on extinguishment of debt, accretion expense related to the IDB acquisition deferred and contingent payments, the bargain purchase gain recognized in the Cempra merger, transaction costs, amortization of intangible assets recognized as part of the business combinations and the fair value gain on the warrant liability.

Three Months Ended March 31, 2017
Pro forma revenue	$29,214
Pro forma net loss	$(53,863)

NOTE 12 – SEVERANCE

In connection with the merger with Cempra, several employees were terminated under established individual employment plans and a corporate-wide severance plan. The legacy Cempra entity had put in place a severance plan that provided severance benefits to employees who, in connection with a change-in-control event, either were terminated or resigned due to having a diminished role going forward with the combined company.

Most of the affected employees were notified that they would be terminated in connection with the change-in-control event in advance of the merger, and the Company recognized the associated severance costs when the liability became probable, which was after the merger closed. The postemployment benefits for the individuals include continued salary and benefits for a period of time determined by historical length of service to, and role with, the Company (up to six months for non-executives, 18 months for executives, and 24 months for the CEO), outplacement services and contractual or prorated bonuses. While all the affected employees were notified before or immediately after the merger, some of the termination dates were extended into 2018.  A summary of activity in our severance accrual (included in accrued expenses or long-term liabilities on the consolidated balance sheets) is below.

Balance - December 31, 2017	$6,721
Additional severance accruals	1,532
Bonus to be paid as severance	223
Severance payments	(3,423)
Balance - March 31, 2018	$5,053

On March 31, 2018, $4,243 was included in accrued expenses and $810 was included in long-term liabilities. We also recognized $75 of additional stock-based compensation expense related to the acceleration of equity awards for terminated employees under ASC 718 as severance expense during the three months ended March 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The unaudited interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2017. As further described in “Note 3 – Merger with Cempra” in our audited financial statements in the Form 10-K, the former private company Melinta was determined to be the accounting acquirer in our November 2017 reverse merger with Cempra and, accordingly, historical financial information for the first quarter of 2017 presented in this Form 10-Q reflects the standalone former private company Melinta and, therefore, period-over-period comparisons may not be meaningful. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1. Business - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a commercial-stage pharmaceutical company focused on discovering, developing and commercializing differentiated anti-infectives for the acute care and select community settings to meet critical medical needs in the treatment of bacterial infectious diseases.

We have four commercial products, (i) delafloxacin, distributed under the brand name Baxdela™, (ii) meropenem and vaborbactam as the active pharmaceutical ingredient and distributed under the brand name Vabomere™ (“Vabomere”), (iii) oritavancin as the active pharmaceutical ingredient and distributed under the brand name Orbactiv® (“Orbactiv”) and (iv) minocycline as the active pharmaceutical ingredient and distributed under the brand name Minocin® for injection (“Minocin”) and line extensions of such products. Melinta is also investigating Baxdela as a treatment for community acquired bacterial pneumonia (“CABP”). We also have a proprietary drug discovery platform, enabling a unique understanding of how antibiotics combat infection, and have generated a pipeline spanning multiple phases of research and clinical development. The formal commercial launch of Baxdela occurred in February 2018.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. We are not currently generating revenue from operations that is significant relative to its level of operating expenses and do not anticipate generating revenue sufficient to offset operating costs in the short-term to mid-term. We have financed our operations to date principally through the sale of equity securities, debt financing and licensing and collaboration arrangements.

We have incurred losses from operations since our inception and had an accumulated deficit of $592.1 million as of March 31, 2018. We expect to incur substantial expenses and further losses in the foreseeable future for the research, development, and commercialization of our product candidates and approved products. As a result, we will need to fund our operations through public or private equity offerings, debt financings, or corporate collaborations and licensing arrangements. We have concluded it is not yet probable that our current operating plans, existing cash and cash collections from existing revenue arrangements and product sales will be sufficient to fund our operations for the next twelve months.

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

Recent Developments

On January 5, 2018, we acquired the IDB from Medicines, including the capital stock of certain subsidiaries of Medicines and certain assets related to its infectious disease business, including Vabomere, Orbactiv and Minocin.

In connection with the acquisition of the IDB, we entered into a new financing agreement, the Facility Agreement, with an affiliate of Deerfield Management Company, L.P. (together with certain funds managed by Deerfield Management Company, L.P.

(“Deerfield”)). The Facility Agreement provides up to $240.0 million in debt and equity financing, with a term of six years. Deerfield made an initial disbursement of $147.8 million in loan financing. The lender also purchased 3,127,846 shares of Melinta common stock for $42.2 million under the Facility Agreement, for a total initial financing of $190.0 million. The interest rate on the debt portion of this initial financing is 11.75%. The additional $50.0 million of debt financing is available, at our discretion, after we have achieved certain revenue thresholds, and, if drawn, will bear an interest rate of 14.75%. Pursuant to Facility Agreement, Deerfield also acquired warrants (held by certain funds managed by Deerfield) for the purchase of 3,792,868 shares of Melinta common stock at a purchase price per share of $16.50. Further, under the terms of the Facility Agreement, we are allowed to secure a revolver credit line of up to $20.0 million from a different lender.

Also in connection with the acquisition of IDB, Melinta received $40.0 million in additional equity financing from existing and new investors. The proceeds from these arrangements, totaling $230.0 million, were used primarily to fund the acquisition of the IDB and retire the $40.0 million outstanding debt under a Loan and Security Agreement dated as of May 2, 2017, (the “2017 Loan Agreement”). See Note 4 to the Consolidated Financial Statements for further details on these debt and equity financing arrangements.

In addition, on May 7, 2018, we announced that we have entered into a partnership with CARB-X, under which Melinta will be awarded up to $6.2 million to support the development of the company’s investigational pyrrolocytosine compounds. . CARB-X was established in 2016 by BARDA and the National Institute of Allergy and Infectious Diseases of the U.S. Department of Health and Human Services and the Wellcome Trust, a global charitable foundation dedicated to improving health, to accelerate pre-clinical product development in the area of antibiotic-resistant infections, one of the world’s greatest health threats. Under the terms of the partnership, we will receive an initial award of up to $2.3 million from CARB-X, with the possibility of $3.9 million in additional awards based on the achievement of certain project milestones. Our novel pyrrolocytosine compounds are a novel class of antibiotics from our ESKAPE Pathogen Program, a program based on Melinta’s proprietary drug discovery platform focused on developing breakthrough antibiotics for bacterial “superbugs” by targeting the bacterial ribosome.

Financial Overview

Revenue

Our product sales, net, consist of sales of Vabomere, Orbactiv, Minocin, and Baxdela, net of adjustments for discounts, chargebacks, rebates and other price adjustments. Contract research consists of reimbursement of development costs by licensees of Baxdela, principally associated with our CABP Phase 3 clinical trial, recognized over time as the underlying expense is incurred. License revenue consists of fees and milestones earned by licensing the right to distribute our products to companies in markets outside the United States and is generally recognized at the point in time when the fees or milestones are earned.

Cost of goods sold

Cost of goods sold consists of direct and indirect costs to manufacture, store and distribute the product sold, as well as amortization expense related to the intangible assets supporting our products. All of our manufacturing and distribution is performed by third parties.

Research and Development Expenses

Research and development expenses consist of the expenses related to development of late-stage and commercial products and the expenses related to our early-stage discovery efforts, principally around our ESKAPE Pathogen Program. We recognize our research and development expenses as they are incurred. Our research and development expenses consist primarily of:

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) consist primarily of salaries and benefits-related expenses for personnel, including stock-based compensation expense, in our executive, finance, sales, marketing and business development functions. SG&A costs also include facility costs for our administrative offices and professional fees relating to commercial, legal, intellectual property, human resources, information technology, accounting and consulting services.

Results of Operations

Revenue

We recorded product sales, net of adjustments for returns and other allowances, of $11.8 million in the three months ended March 31, 2018, our first period with product sales. For the three months ended March 31, 2018, contract research revenue increased $0.3 million compared to the three months ended March 31, 2017, due to increased activity in the Baxdela CABP study, which is funded 50% by Menarini. We did not record any license revenue in the three months ended March 31, 2018.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2018, was $7.7 million. Cost of goods sold includes the direct manufacturing cost of products sold and allocated manufacturing overhead, as well as $4.7 million of amortization of product rights (intangible assets).

Research and Development Expense

For the three months ended March 31, 2018, our research and development expense increased $3.2 million compared to the three months ended March 31, 2017, driven primarily by increases of:

•	$2.8 million for development activities, principally clinical studies, supporting the three products acquired from Medicines, Vabomere, Orbactiv and Minocin, as well as development of solithromycin;
•	$0.3 million of clinical expenses related to the CABP study due to increased enrollment in that study;
•	$0.1 million in early-stage research associated with our ESKAPE program.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $26.7 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, due primarily to increases in:

•	employee costs of $9.2 million due to the planned expansion of our commercial and sales team to support sales of our four products—most of this workforce was not present in the prior year period;
•	commercial support and expenses of $7.0 million related to the launch of Baxdela and the acquisition of IDB in the first quarter of 2018;
•	medical education of $2.2 million to support our products;
•	administrative personnel expenses of $1.8 million due to the Cempra merger, acquisition of IDB and general growth of the company
•	consulting and transition services of $1.5 million to support the merger with Cempra and IDB acquisition;
•	legal and patent expenses of $1.0 million, driven by the two transactions and increased number of patents;
•	severance expense of $1.5 million related to postemployment benefits for departing employees;
•	facility and overhead expenses of $0.8 million due to the addition of Cempra’s facilities; and
•	professional services of $1.7 million driven by our transition to a publicly traded company.

Other Income (Expense), Net

Other income increased by $15.8 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, due principally to the $24.1 million change in the fair value of the warrant liability and $2.7 million of grant income during the quarter. This income was partially offset by a $8.6 million increase in cash and non-cash interest expense due to higher debt levels and accretion of the liabilities recorded in connection with the Facility Agreement, as well as a $2.6 million loss on debt extinguishment in connection with the refinance of our $40.0 million loan that we entered into in June 2017, replaced by the Facility Agreement in January 2018. See Note 4 for further details on the warrant liability.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in our 2017 Annual Report on Form 10-K and Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Condensed Consolidated Financial Statements, which includes further information about recently issued accounting pronouncements. There were no material changes in our critical accounting policies since the filing of our 2017 Annual Report on Form 10-K, other than disclosed herein. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“U.S. GAAP”) in the United States requires management to make certain estimates and assumptions that affect the amount of reported revenue and expenses, assets and liabilities, disclosure of contingent assets and liabilities, and other financial information. In addition, our reported financial condition and results of operations could vary due to a change in the application, or adoption, of an accounting standard.

Not all our significant accounting policies require us to make estimates and assumptions; however, we believe that the following are critical areas of accounting that either require significant judgment by management or may be affected by changes in general market conditions outside the control of management. As a result, changes in estimates and general market conditions could cause actual results to differ materially from future expected results. Historically, our estimates in these critical areas have not differed materially from actual results.

Business Combinations

We account for acquired businesses using the acquisition method of accounting. This method requires that most assets acquired and liabilities assumed be recognized as of the acquisition date. On January 1, 2018, we adopted ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business, which narrows the definition of a business and requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, which would not constitute the acquisition of a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. There is often judgment involved in assessing whether an acquisition transaction is a business combination under Topic 805 or an acquisition of assets. In our IDB acquisition, we evaluated the transaction and concluded that the IDB qualified as a “business” under Topic 805 as it has both inputs and processes with the ability to create outputs. Among IDB’s inputs are developed product rights, in-process research and development and intellectual property across multiple classes of drugs and indications, third-party contract manufacturing agreements and tangible assets from which there is potential to create value and outputs.

With respect to business combinations, we determine the purchase price, including contingent consideration, and allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed, based on estimated fair values. The excess of the purchase price over the identifiable assets acquired and liabilities assumed is recorded as goodwill. With respect to the purchase of assets that do not meet the definition of a business under Topic 805, goodwill is not recognized in connection with the transaction and the purchase price is allocated to the individual assets acquired or liabilities assumed based on their relative fair values.

We engage a third party professional service provider to assist us in determining the fair values of the purchase consideration, assets acquired, and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to contingent liabilities associated with the purchase price and intangible assets, such as developed product rights and in-process research and development programs. Critical estimates that we have used in valuing these elements include, but are not limited to, future expected cash flows using valuation techniques (i.e., Monte Carlo simulation models) and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

We record contingent consideration resulting from a business combination at its fair value on the acquisition date. The purchase price of IDB included contingent consideration related to the achievement of future regulatory milestones, sales-based milestones associated with the products we acquired, and certain royalty payments based on tiered net sales of the acquired products. The sales-based milestones were assumed contingent liabilities from Medicines at the time of the acquisition.

Changes to contingent consideration obligations can result from adjustments related, but not limited, to changes in discount rates and the number of remaining periods to which the discount rate is applied, updates in the assumed achievement or timing of any development or commercial milestone or changes in the probability of certain clinical events, changes in our forecasted sales of products acquired, the passage of time and changes in the assumed probability associated with regulatory approval. At the end of each reporting period, we revalue these obligations and record increases or decreases in their fair value in selling, general and administrative expenses within the accompanying consolidated statements of operations. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, any change in the assumptions described above, could have a material impact on the amount we may be obligated to pay as well as the results of our unaudited consolidated results of operations in any given reporting period. During the three months ended March 31, 2018, we did not record any adjustments to the liabilities discussed above.

In-Process Research and Development

The cost of in-process research and development, (“IPR&D”), acquired directly in a transaction other than a business combination, is capitalized if the projects have an alternative future use; otherwise it is expensed. The fair values of IPR&D projects acquired in business combinations are recorded as intangible assets. Several methods may be used to determine the estimated fair value of the IPR&D acquired in a business combination. We utilize the income approach (multi-period excess earnings method) where we forecast future revenue and cash flow for the IPR&D assets, deduct contributory asset charges, and then discount them to present value using an appropriate discount rate. This analysis is performed for each project independently. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. The IPR&D assets are tested for impairment at least annually or when a triggering event occurs that could indicate a potential impairment.

Inventory Obsolescence

At March 31, 2018, and December 31, 2017, we reported inventory of $28.2 million and $10.8 million, respectively (net of inventory reserves of $0.0 million in both periods). Each quarter we review for excess inventories and assess the net realizable value.

There are many factors that management considers in determining whether or not the amount by which a reserve should be established. These factors include the following:

•	expected future usage;
•	whether or not a customer is obligated by contract to purchase the inventory;
•	historical consumption experience; and
•	other risks of obsolescence.

Based on our review of the factors listed above, other than our assessment of the fair value of inventory acquired from the IDB acquisition, which incorporated certain excess and obsolete assumptions, we have not recorded any losses for non-cancelable purchase commitments or on-hand inventory. However, if circumstances related to the above factors change, there could be a material impact on the net realizable value of the inventories.

Impairment of Long-Lived Assets

Our long-lived assets consist of goodwill, definite-lived intangible assets which are primarily related to developed product rights and indefinite-lived assets related to in-process research and development, as well as property and equipment. We evaluate the recoverability of the carrying amount of our long-lived assets whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If impairment indicators are present, we assess whether the future estimated undiscounted cash flows attributable to the assets in question are greater than their carrying amounts. If these future estimated cash flows are less than carrying value, we then measure an impairment loss for the amount that carrying value exceeds fair value of the assets.

We evaluate goodwill for impairment annually in the fourth quarter and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. We assess goodwill for impairment by first performing a qualitative assessment, which considers specific factors, based on the weight of evidence, and the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount using the qualitative assessment, we perform the two-step impairment test. From time to time, we may also bypass the qualitative assessment and proceed directly to the two-step impairment test. The first step of the impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The estimates of fair value of a reporting unit are determined using the income approach and the market approach as described below. If step one of the test indicates a carrying value above the estimated fair value, the second step of the goodwill impairment test is performed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied residual value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

The income approach is a quantitative evaluation to determine the fair value of the reporting unit. Under the income approach we determine the fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital plus a forecast risk, which reflects the overall level of inherent risk of the reporting unit and the rate of return a market participant would expect to earn. The inputs used for the income approach are significant unobservable inputs, or Level 3 inputs, as described in the accounting fair value hierarchy. Estimated future cash flows are based on our internal projection models, industry projections and other assumptions deemed reasonable by management.

The market approach measures the fair value of a reporting unit through the analysis of recent sales, offerings, and financial multiples (sales or earnings before interest, tax, depreciation and amortization ("EBITDA")) of comparable businesses. Consideration is given to the financial conditions and operating performance of the reporting unit being valued relative to those publicly-traded companies operating in the same or similar lines of business.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the goodwill impairment test will prove to be an accurate prediction of future results.

Revenue Recognition for Product Sales

On January 1, 2018, we adopted Accounting Standards Update (“ASU” or “Update”) 2014-09, Revenue from Contracts with Customers (Topic 606). For further information regarding the adoption of Topic 606, see Note 11 to the unaudited consolidated financial statements included herein.

Historically, substantially all our revenue was related to licensing and contract research arrangements related to our Baxdela product and we did not sell any products. Beginning in the first quarter of 2018, as a result of both the acquisition of IDB and the launch of Baxdela, we now distribute Baxdela, Orbactiv, Minocin and Vabomere products commercially in the United States. The majority of our product sales are made directly to wholesale customers who subsequently resell our products to hospitals or certain medical centers, specialty pharmacy providers and other retail pharmacies. The wholesaler places orders with us for sufficient quantities of our products to maintain an appropriate level of inventory based on their customers’ historical purchase volumes and demand. We recognize revenue once we have transferred physical possession of the goods and the wholesaler obtains legal title to the product and accepts responsibility for all credit and collection activities with the resale customer.

The transaction price for our product sales includes several elements of variable consideration. In addition to distribution agreements with wholesaler customers under which the wholesalers pay a fixed price for the products, we enter into arrangements with health care providers and payers that provide for government mandated and/or privately negotiated rebates, chargebacks and discounts with respect to the purchase of our products. The amount of revenue that we recognize upon the sale to the wholesaler, which is our estimate of the ultimate transaction price, reflects the amount we expect to be entitled to in connection with the sale and transfer of control of product to the end customers. At the time of sale, which is when our performance obligation under the sales contracts are complete, we record product revenues net of applicable reserves for various types of variable consideration, most of which are subject to constraint, while also considering the likelihood and the magnitude of any revenue reversal, based on our estimates of channel mix. The types of variable consideration in our product revenue are as follows:

•	Prompt pay discounts
•	Product returns
•	Chargebacks and customer rebates
•	Fee‐for‐service
•	Government rebates
•	Commercial payer rebates
•	GPO administration fees
•	MelintAssist voluntary patient assistance programs

In determining the mix of certain allowances and accruals, we must make significant judgments and estimates. For example, in determining these amounts, we estimate hospital demand, buying patterns by hospitals and/or group purchasing organizations from wholesalers and the levels of inventory held by wholesalers and customers. Making these determinations involves analyzing third party industry data to determine whether trends in historical channel distribution patterns will predict future product sales. We receive data periodically from our wholesale customers on inventory levels and historical channel sales mix and we consider this data in when determining the amount of the allowances and accruals for variable consideration.

The amount of variable consideration is estimated by using either of the following methods, depending on which method better predicts the amount of consideration to which we are entitled:

a)

The “expected value” is the sum of probability-weighted amounts in a range of possible consideration amounts. Under Topic 606, an expected value may be an appropriate estimate of the amount of variable consideration if we have many contracts with similar characteristics.

b)

The “most likely amount” is the single most likely amount in a range of possible consideration amounts (i.e., the single most likely outcome of the contract). Under Topic 606, the most likely amount may be an appropriate estimate of the amount of variable consideration if the contract has only two possible outcomes (i.e., either achieve or don’t achieve a threshold specified in a contract).

The method selected is applied consistently throughout the contract when estimating the effect of an uncertainty on an amount of variable consideration. In addition, we consider all the information (historical, current, and forecasts) that is reasonably available to us and shall identify a reasonable number of possible consideration amounts. The relevant factors used in this determination include, but are not limited, to current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns.

Variable consideration is only included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved (i.e., constraint). In assessing whether a constraint is necessary, we consider both the likelihood and the magnitude of the revenue reversal. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which will affect net product revenue and earnings in the period such variances become known. The specific considerations we use in estimating these amounts related to variable consideration associated with our products are as follows:

Prompt Pay Discounts – We provide wholesale customers with certain discounts if the wholesaler pays within the payment term. The discount percentage is reserved as a reduction of revenue in the period the related product revenue is recognized. The most likely amount methodology is used to determine the appropriate reserve that is applied, as there are only two outcomes: whether the wholesale customer takes the discount, or they do not. Based on historical experience in the industry, we assume that all wholesale customers will take the prompt pay discount; therefore, the entire amount is reserved. Given that the prompt pay discount cannot exceed the percentage in the contract, there would be no possibility for an additional revenue reversal and thus a constraint is not required.

Product returns – In our assessment of the potential for the reversal of significant revenue for product sales, a significant judgment inherent in product sales relates to our estimation of future product returns. Generally, our customers have the right to return any unopened product during the 18-month period beginning six months prior to the labeled expiration date and ending 12 months after the labeled expiration date. Where historical rates of return exist, we use those rates as a basis to establish a returns reserve for product shipped to wholesalers. For our newly launched products, for which we currently do not have history of product returns, we estimate returns based on third-party industry data for comparable products in the market and our other products’ returns history. As we distribute our products and establish historical sales over a longer period of time (i.e., two years), we will be able to place more reliance on historical purchasing and return patterns of our customers when evaluating our reserves for product return. While we believe that our returns reserve is sufficient to avoid a significant reversal of revenue in future periods, if we were to increase or decrease the rate by 1%, it would have impacted revenue by $0.2 million in the first quarter of 2018.

At the end of each reporting period, for any of our products, we may decide to constrain revenue for product returns based on information from various sources, including channel inventory levels, product dating, sell-through data, price changes of competitive products and introductions of generic products. At March 31, 2018, incremental to the historical returns rate, we increased our returns reserve by approximately $0.3 million due to risk factors that were present in connection with the initial stocking of inventory for the launch of our new products.

Chargebacks and rebates – Although we primarily sell products to wholesalers in the United States, we typically enter into agreements with medical centers, either directly or through GPOs acting on behalf of their hospital members, in connection with the hospitals’ purchases of products. Based on these agreements, most of our hospital customers have the right to receive a discounted price for products and volume-based rebates on product purchases. In the case of discounted pricing, we typically provide a credit to our wholesale customers (i.e., chargeback), representing the difference between the customer’s acquisition list price and the discounted price. In the case of the volume-based rebates, we typically pay the rebate directly to the hospitals and medical centers.

Because of these agreements, at the time of product shipment, we estimate the likelihood that product sold to our customers might be ultimately sold to a GPO or medical center. We also estimate the contracting GPO’s or medical center’s volume of purchases. We base our estimate on industry data, hospital purchases and the historic chargeback data we receive from our customers, most of which they receive from wholesalers, which details historic buying patterns and sales mix for GPOs and medical centers, and the applicable customer chargeback rates and rebate thresholds.

Given that there is a range of possible consideration amounts, we use the expected value method as this is an appropriate estimate of the amount of variable consideration. In assessing whether we need to constrain the revenue for chargebacks and rebates, we consider both the likelihood and the magnitude of revenue reversals.

Fees-for-service – We offer discounts and pay certain wholesalers service fees for sales order management, data, and distribution services which are explicitly stated at contractually determined rates in the customer’s contracts. In assessing if the consideration paid to the customer should be recorded as a reduction in the transaction price, we determine whether the payment is for a distinct good or service or a combination of both. Since our wholesaler fees are not specifically identifiable, we do not consider the fees separate from the wholesaler's purchase of the product. Additionally, wholesaler services generally cannot be provided by a third party. Because of these factors, the consideration paid is considered a deduction of revenue. We estimate our fee-for-service accruals and allowances based on historical sales, wholesaler and distributor inventory levels and the applicable discount rate. Our discounts are accrued at the time of sale and are typically settled within 60 days after the end of each respective quarter. There is little judgment involved or variation of outcomes for our fee-for-service accruals.

Government Rebates

There are three rebate programs under various government programs that we participate in: Medicaid, TRICARE and Medicare Part D.

Medicaid – The Medicaid Drug Rebate Program is a program that includes The Centers for Medicare and Medicaid Services (‘CMS’), State Medicaid agencies, and participating drug manufacturers that helps to offset the federal and state costs of most outpatient prescription drugs dispensed to Medicaid patients. The program requires a drug manufacturer to enter into, and have in effect, a national rebate agreement with the Secretary of the Department of Health and Human Services (‘HHS’) in exchange for state Medicaid coverage of most of the manufacturer’s drugs. The Medicaid Drug Rebate Program is jointly funded by the states and the federal government. The program reimburses hospitals, physicians, and pharmacies for providing care to qualifying recipients who cannot finance their own medical expenses.

Contracts are entered into with, and Medicaid rebates are paid to, individual states; each state will establish and administer their own Medicaid programs and determine the type, amount, duration, and scope of services within broad federal guidelines. Participation in the program requires complex pricing calculations and stringent reporting and certification procedures.

The amount of consideration we are entitled to upon the sale of our products is dependent upon the Medicaid rebate owed. The Medicaid rebate rates are governed by the federally-mandated Medicaid Drug Rebate Program and are owed to each state government (a third party rather than a direct customer). At the time of the sale it is not known what the Medicaid rebate rate will be, but historical Medicaid rates are used to estimate the current period accrual.

Given that there is a range of possible consideration amounts, we use the expected value method as this is an appropriate estimate of the amount of variable consideration. In assessing whether to constrain revenue, we consider both the likelihood and the magnitude of revenue reversals.

TRICARE – TRICARE is a benefit established by law as the health care program for uniformed service members, retired service members, and their families. We must pay the Department of Defense (“DOD”) refunds for drugs entered into the normal commercial chain of transactions that end up as prescriptions given to TRICARE beneficiaries and paid for by the DOD. The refund amount is the portion of the price of the drug sold by us that exceeds the federal ceiling price. Refunds due to TRICARE are based solely on utilization of pharmaceutical agents dispensed through a TRICARE Retail Pharmacy (“TRRx”) to DOD beneficiaries. A DOD Retail Refund Pricing Agreement is signed and executed between the manufacturer and the Defense Health Agency (“DHA”).

Given that there is a range of possible consideration amounts, we use the expected value method as this is an appropriate estimate of the amount of variable consideration. In assessing whether to constrain revenue, we consider both the likelihood and the magnitude of revenue reversals.

Medicare Part D – We maintain contracts with Managed Care Organizations (“MCOs”) that administer prescription benefits for Medicare Part D. MCOs either own Pharmacy Benefit Managers (“PBMs”) or contract with several PBMs to fulfill prescriptions for patients enrolled under their plans. As patients obtain their prescriptions, utilization data are reported to the MCOs, who generally submit claims for rebates quarterly.

We estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. Our liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received.

Given that there is a range of possible consideration amounts, we use the expected value method as this is an appropriate estimate of the amount of variable consideration. In assessing whether to constrain revenue, we consider both the likelihood and the magnitude of revenue reversals.

Commercial Payer Rebates – We contract with certain private payer organizations, primarily insurance companies and PBMs, for the payment of rebates with respect to utilization of Baxdela and contracted formulary status. We estimate these rebates and record reserves for such estimates in the same period the related revenue is recognized. Currently, the reserve for customer payer rebates considers future utilization, based on third party studies of payer prescription data, for product that remains in the distribution and retail pharmacy channel inventories at the end of each reporting period. As we distribute our products and establish historical sales over a longer period of time (i.e., two years), we will be able to place more reliance on historical data related to commercial payer rebates (i.e., actual utilization units) while continuing to rely on third party data related to payer prescriptions and utilization.

The amount of consideration to which we will be entitled is based on a range of possible consideration outcomes and, therefore, we use the expected value method, as this is an appropriate estimate of the amount of variable consideration. In assessing whether to constrain revenue for these rebates, we consider both the likelihood and the magnitude of revenue reversals related to commercial payer rebates.

GPO Administration Fees – We contract with GPOs and pay administration fees related to contracting and membership management services. In assessing if the consideration paid to the GPO should be recorded as a reduction in the transaction price, we determine whether the payment is for a distinct good or service or a combination of both. Since our GPO fees are not specifically identifiable, we do not consider the fees separate from the purchase of the product. Additionally, the GPS services generally cannot be provided by a third party. Because of these factors, the consideration paid is considered a deduction of revenue.

When assessing our reserves for GPO administration fees, we review various data including, but not limited to, product remaining in wholesaler channel inventories using third party data. The amount of reserve that we will record is based on a range of possible consideration outcomes and, therefore, we use the expected value method as this is an appropriate estimate of the amount of variable consideration. In assessing whether to constrain revenue for GPO administration fees, we consider both the likelihood and the magnitude of revenue reversals related to GPO administration fees.

MelintAssist – We offer certain voluntary patient assistance programs for oral prescriptions, such as savings/co-pay cards, which are intended to provide financial assistance to qualified patients with full or partial prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue but remains in the distribution and pharmacy channel inventories at the end of each reporting period.

Given that there is a range of possible consideration amounts, we use the expected value method, as this is an appropriate estimate of the amount of variable consideration. In assessing whether to constrain the related revenue, we consider both the likelihood and the magnitude of revenue reversals.

Product Sales Sensitivity Related to Variable Consideration

In assessing whether to constrain revenue for our various discounts, product returns, chargebacks, fees-for-services and other rebate and discount programs, we considered both the likelihood and the magnitude of the revenue reversal, as discussed above. The total transaction price and consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. As a sensitivity measure, the effect of constraining all variable consideration, in a manner that would result in the highest amount of revenue reversal, would have the effect of increasing our sales allowance reserves by $0.3 million at March 31, 2018.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant losses and negative cash flows from operating activities since our inception. As of March 31, 2018, we had an accumulated deficit of $592.1 million, and we expect to continue to incur significant losses through at least 2020. We expect our operating expenses to continue to increase for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements. As an early commercial-stage company, we have not yet demonstrated the ability, as a company, to successfully commercialize and launch a product candidate or market and sell products, and our marketed products have very limited sales history, with Baxdela and Vabomere launching in recent months, and Orbactiv and Minocin launching in 2014 and 2015, respectively. As such, even if we obtain additional funding to support our operating plan, it is possible that we may fail to appropriately estimate the timing and amount of our funding requirements and we may need to seek additional funding sooner, and in larger amounts, than we currently anticipate.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$(51,419)	$3,565
Investing activities	(166,887)	(109)
Financing activities	181,398	5,261
Net increase in cash and equivalents	$(36,908)	$8,717

 Operating Activities. Net cash used in operating activities for the three months ended March 31, 2018 was $51.4 million and net cash provided by operating activities for the three months ended March 31, 2017 was $3.6 million. In 2018, the primary use of cash was related to supporting our commercial activities, in addition to development and discovery research activities for our product candidates and support for our general and administrative functions. We used $55.0 million more in operations during 2018 due primarily to higher operating expenses, excluding non-cash and debt extinguishment expenses, of $41.0 million, driven by the IDB acquisition and launch of Baxdela during the quarter. In addition, we received and recognized $20.0 million in revenue from a licensing agreement in 2017, which was the main driver for the cash flow from operations during the prior-year period. The increase in cash used in operations year-over-year was driven higher by changes in working capital accounts totaling $14.0 million.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2018, of $166.9 million was related principally to the purchase of the IDB assets of $166.4 million, as well as $0.5 million for purchases of equipment. Net cash used in investing activities for the three months ended March 31, 2017, related to the purchases of equipment.

Financing Activities. Net cash provided by financing activities of $181.4 million for the three months ended March 31, 2018, consisted of:

•	$190.0 million provided by the issuance of notes payable;
•	$6.5 million used for debt issuance costs;
•	$40.0 million used for payment of notes payable, as well as $2.2 million for debt extinguishment; and
•	$40.0 million provided by additional equity funding.

Net cash provided by financing activities of $5.3 million for the three months ended March 31, 2017, consisted principally of proceeds from the issuance of notes payable of $8.0 million and proceeds from stock option exercises of $0.1 million, partially offset by principal payments on our notes payable of $2.9 million.

Funding Requirements

We receive reimbursement from Menarini under our license agreement for a portion of our ongoing Phase 3 CABP clinical trial development expenses, generally within one quarter of the recognition of the expenses. In the three months ended March 31, 2018, we engaged in reimbursable activities worth $5.8 million, for which we expect reimbursement of $3.0 million in June or July 2018; we also received $3.4 million from Menarini early in the second quarter of 2018 for expenses incurred in the fourth quarter of 2017.

Beginning in the first quarter of 2018, we have generated revenue from the launch of Baxdela as well as from the sale of three newly acquired products, Vabomere, Minocin and Orbactiv. We do not expect to generate revenue from any other product candidates under development unless and until we successfully commercialize our products or enter into additional collaborative agreements with third parties.

In addition, we are exploring other partnerships and collaborations to assist with the funding of the operations of the Company.

In connection with the IDB transaction, we entered into the Deerfield Facility Agreement. The Facility Agreement provides up to $240.0 million in debt and equity financing, with a term of six years. Under the form of the agreement, Deerfield made an initial disbursement of $147.8 million in loan financing. The lender also purchased 3,127,846 shares of Melinta common stock for $42.2 million under the Facility Agreement, for a total initial financing of $190.0 million. The interest rate on the debt portion of this initial financing is 11.75%. The additional $50.0 million of debt financing is available, at our discretion, after we have achieved certain revenue thresholds, and, if drawn, will bear an interest rate of 14.75%. Pursuant to the Facility Agreement, Deerfield also acquired warrants (held by certain funds managed by Deerfield) for the purchase of 3,792,868 shares of Melinta common stock at a purchase price per share of $16.50. Under the terms of the Facility Agreement, we are able to secure a revolver credit line of up to $20.0 million. Deerfield holds a first lien on all of our assets, including our intellectual property, but would hold a second lien behind a revolver for working capital accounts. The Facility Agreement allows for prepayment beginning in January 2021, with prepayment penalties equal to 2% plus a percentage of annual interest at the time of prepayment ranging between 25% and 75%. The Facility Agreement, while it is outstanding, will limit our ability to raise debt financing in future periods outside of the $20.0 million revolver permitted under the arrangement. The Facility Agreement has a financial maintenance covenant requiring us to maintain a minimum cash balance of $25.0 million. (See Note 4 for the accounting treatment of the Credit Facility.)

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
•

to pursue additional indications and regional approvals, leveraging our robust product portfolio and minimum 10-year market exclusivity period in the United States, including our Phase 3 trial for Baxdela for the treatment of hospital treated CABP;

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with clinical research organizations for clinical trials, contract manufacturers for product and clinical supply manufacturing, and with vendors for marketing activities, pre-clinical research studies, research supplies and other services and products for operating purposes. The majority of these contracts generally provide for termination on notice and therefore we believe that our non-cancelable obligations under these agreements are not material. However, in connection with the IDB acquisition, we assumed manufacturing contracts under which we have non-cancelable purchase obligations totaling $67.7 million over the next 5 years, $40.0 million of which is payable in 2018.

In addition, in March 2018, we signed a lease for 21,681 square feet of office space in Parsippany, New Jersey. The lease commences in June 2018 and has an approximately six-year term, with the option to extend the lease for an additional five years. Rent payments will average approximately $0.6 million per year and will commence in early 2019.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements for discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the quarter ended March 31, 2018. For additional information regarding market risk, refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2017 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide the reasonable assurance discussed above.

Changes in Internal Control over Financial Reporting

No change to our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

MELINTA THERAPEUTICS, INC.

Dated: May 10, 2018	By:	/s/ Daniel M. Wechsler
Daniel M. Wechsler
Chief Executive Officer

Dated: May 10, 2018	By:	/s/ Paul Estrem
Paul Estrem
Chief Financial Officer