Form 10-Q
period 2018-06-30
MELINTA THERAPEUTICS, INC. /NEW/
filed 2018-08-09
CIK 1461993

33

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

(908) 617-1309

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

As of August 3, 2018, there were 56,010,254 shares of the registrant’s common stock, $0.001 par value, outstanding.

MELINTA THERAPEUTICS, INC.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MELINTA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets
Cash and equivalents	$150,087	$128,387
Trade receivables	8,064	-
Other receivables	12,546	7,564
Inventory	33,960	10,825
Prepaid expenses and other current assets	5,510	2,988
Total current assets	210,167	149,764
Property and equipment, net	2,459	1,596
In-process research and development	19,859	-
Other intangible assets	221,877	7,500
Goodwill	17,614	-
Other assets	42,671	1,413
Total assets	$514,647	$160,273
Liabilities
Current liabilities
Accounts payable	$13,352	$7,405
Accrued expenses	31,386	24,041
Warrant liability	6,790	-
Current deferred purchase price and contingent consideration	23,925	-
Contingent milestone payments	27,052	-
Accrued interest on notes payable	4,389	284
Total current liabilities	106,894	31,730
Long-term liabilities
Notes payable, net of debt discount	107,463	39,555
Deferred revenues	-	10,008
Deferred purchase price and contingent consideration	31,289
Other long-term liabilities	8,027	6,644
Total long-term liabilities	146,779	56,207
Total liabilities	253,673	87,937
Commitments and contingencies
Shareholders' Equity
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2018, and December 31, 2017, respectively	-	-
Common stock; $.001 par value; 80,000,000 shares authorized; 56,010,254 and 21,998,942 issued and outstanding at June 30, 2018, and December 31, 2017, respectively	56	22
Additional paid-in capital	908,781	644,973
Accumulated deficit	(647,863)	(572,659)
Total shareholders’ equity	260,974	72,336
Total liabilities and shareholders’ equity	$514,647	$160,273

The accompanying notes are an integral part of these condensed consolidated financial statements

MELINTA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Product sales, net	$9,152	$-	$20,998	$-
Contract research	2,870	3,979	5,865	6,538
License	-	-	-	19,905
Total revenue	12,022	3,979	26,863	26,443
Operating expenses:
Cost of goods sold	10,989	-	18,675	-
Research and development	15,813	14,075	31,942	26,992
Selling, general and administrative	34,946	7,699	69,570	15,672
Total operating expenses	61,748	21,774	120,187	42,664
Loss from operations	(49,726)	(17,795)	(93,324)	(16,221)
Other income (expense):
Interest income	63	12	273	18
Interest expense	(10,659)	(1,762)	(20,855)	(3,384)
Change in fair value of warrant liability	2,389	(311)	26,474	(366)
Loss on extinguishment of debt	-	(607)	(2,595)	(607)
Other income	32	37	36	61
Grant income	2,121	-	4,779	-
Other income (expense), net	(6,054)	(2,631)	8,112	(4,278)
Net loss	$(55,780)	$(20,426)	$(85,212)	$(20,499)
Accretion to redemption value of convertible preferred stock	-	(5,721)		(11,441)
Net loss attributable to common shareholders	(55,780)	(26,147)	(85,212)	(31,940)
Basic and diluted net loss per share	$(1.38)	$(884.09)	$(2.39)	$(1,112.50)
Basic and diluted weighted average shares outstanding	40,297,364	29,575	35,633,443	28,710

The accompanying notes are an integral part of these condensed consolidated financial statements

MELINTA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(85,212)	$(20,499)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	8,494	221
Non-cash interest expense	12,225	2,498
Share-based compensation	2,373	1,080
Change in fair value of warrant liability	(26,474)	366
Loss on disposal of assets	-	42
Loss on extinguishment of debt	2,595	607
Changes in operating assets and liabilities
Receivables	(3,169)	(3,825)
Inventory	(2,096)	(551)
Prepaid expenses and other current assets	519	634
Accounts payable	4,632	3,435
Accrued expenses	(1,323)	2,218
Accrued interest on notes payable	4,105	(153)
Deferred revenues	-	-
Other non-current assets and liabilities	(22,418)	(508)
Net cash used in operating activities	(105,749)	(14,435)
Investing activities
IDB acquisition	(166,383)	-
Purchases of intangible assets	(2,000)	(2,000)
Purchases of property and equipment	(927)	(593)
Net cash used in investing activities	(169,310)	(2,593)
Financing activities
Proceeds from financing (see Note 4):
Proceeds from the issuance of notes payable, net of issuance costs	104,966	30,000
Proceeds from the issuance of warrants	33,264	-
Proceeds from the issuance of royalty agreement	1,472	-
Purchase of notes payable disbursement option	(7,609)	-
Proceeds from issuance of common stock, net, to lender	51,452	-
Other financing activities:
Proceeds from issuance of common stock, net	155,759	-
Proceeds from the issuance of convertible notes payable	-	24,526
Debt extinguishment	(2,150)	(1,240)
IDB acquisition contingent payments	(398)	-
Proceeds from the exercise of stock options, net of cancellations	3	95
Principal payments on notes payable	(40,000)	(24,503)
Net cash provided by financing activities	296,759	28,878
Net change in cash and equivalents	21,700	11,850
Cash, cash equivalents and restricted cash at beginning of the period	128,587	11,409
Cash, cash equivalents and restricted cash at end of the period	$150,287	$23,259
Supplemental cash flow information
Cash paid for interest	$4,480	$1,867
Supplemental non-cash flow information:
Accrued payments for intangible assets	$-	$5,500
Accrued purchases of fixed assets	$366	$112
Accrued notes payable issuance costs	$-	$1,028

The accompanying notes are an integral part of these condensed consolidated financial statements

MELINTA THERAPEUTICS, INC.

June 30, 2018

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

NOTE 1 – FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared assuming Melinta Therapeutics, Inc. (the “Company,” “we,” “us,” “our,” or “Melinta”) will continue as a going concern. We are not currently generating revenue from operations that is sufficient to cover our operating expenses and do not anticipate generating revenue sufficient to offset operating costs in the short-term. We have incurred losses from operations since our inception and had an accumulated deficit of $647,863 as of June 30, 2018, and we expect to incur substantial expenses and further losses in the short term for the research, development, and commercialization of our product candidates and approved products. Our future cash flows are dependent on key variables such as our success with out-licensing products in our portfolio, our ability to access additional debt capital under our Deerfield Facility or the working capital revolver allowed under the Deerfield Facility and, most notably, the level of sales achievement of our four marketed products. Our current operation plans include assumptions about our projected levels of sales growth in the next 12 months in relation to our planned operating expenses. Revenue projections are inherently uncertain but have a higher degree of uncertainty in an early-stage commercial launch, which we have in Baxdela and Vabomere, where there is not yet a demonstrated sales history. While we are confident in achieving the current expected sales levels of our products, including those of our early-stage commercial products, in relation to our operating spend, we are unable to conclude based on applying the requirements of FASB Accounting Standards Codification 205-40, Presentation of Financial Statements – Going Concern that it is probable (as defined under this accounting standard) that the actions discussed below will be effective in mitigating the risk that our current operating plans, existing cash and cash collections from existing revenue arrangements and product sales may not be sufficient to fund our operations for the next 12 months. As such, we believe there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

 In May 2018, the Company successfully completed a follow-on offering in which we raised proceeds, net of issuance costs, of $115,300.  In addition to our focus on the successful continued commercialization of our four marketed products, we are currently in discussions with several parties to out-license certain products which would increase our license revenues. And, if needed, we also plan to access additional capacity under our existing Deerfield Facility, where we can draw an additional $50,000 dependent on the achievement of certain sales milestones.  We also plan to put a working capital revolver in place for up to $20,000 that would provide additional funding to Melinta under the Deerfield Facility if needed, which is subject to certain conditions.   Finally, if our cash collections from revenue arrangements, including product sales, and other financing sources are not sufficient, we also plan to control spending and would take actions to adjust the spending level for operations if required.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation—The accompanying unaudited condensed consolidated financial statements include the accounts and results of operations of Melinta and its wholly-owned subsidiaries. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The information reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

We carry our receivables net of an allowance for doubtful accounts. On a periodic basis, we evaluate our receivables for collectability. We have not recorded an allowance for doubtful accounts as we believe all receivables are fully collectible.

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

A significant portion of our trade receivables is due from three large wholesaler customers for our products, which constitute 34%, 30% and 23%, respectively, of our trade receivable balance at June 30, 2018.

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

Fair Value of Financial Instruments—The carrying amounts of our financial instruments, which include cash and cash equivalents, trade and other receivables, accounts payable, accrued expenses, notes payable, royalty liability and common stock warrants, approximated their fair values at June 30, 2018, and December 31, 2017.

Debt Issuance Costs—Debt issuance costs represent legal and other direct costs incurred in connection with our notes payable. These costs were recorded as debt issuance costs in the balance sheets  and amortized as a non-cash component of interest expense using the effective interest method over the term of the note payable.

Long-Lived Assets—Long-lived assets consist primarily of property and equipment and intangible assets with a definite life. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. If impairment indicators are present, we assess whether the future estimated undiscounted cash flows attributable to the assets in question are greater than their carrying amounts. If these future estimated cash flows are less than carrying value, we then measure an impairment loss for the amount that carrying value exceeds fair value of the assets. We have not recorded any significant impairment charges to date with respect to our long-lived assets.

Amortization of intangible assets was $3.5 million and $8.2 million for the three and six months ended June 30, 2018, respectively. Based on the intangible asset balances as of June 30, 2018, amortization expense is expected to be approximately $8.5 million for the remaining six months of 2018 and $17.0 million in each of the years 2019 through 2022.

Goodwill and Intangible Assets—Intangible assets consist of capitalized milestone payments for the licenses we use to make our products and the fair value of identifiable intangible assets, including in-process research and development (“IPR&D”), acquired in the IDB transaction. Given the uncertainty of forecasts of future revenue for our products, we amortize the cost of intangible assets on a straight-line basis over the estimated economic life of each asset, generally the exclusivity period of each associated product. Amortization for IPR&D does not begin until the associated product has received approval and sales have commenced.

Goodwill and indefinite-lived assets, including IPR&D, are not amortized, but are subject to an impairment review annually and more frequently when indicators of impairment exist. An impairment of goodwill could occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. An impairment of indefinite-lived intangible assets would occur if the fair value of the intangible asset is less than the carrying value.

The Company tests its goodwill, IPR&D and indefinite-lived assets for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If the Company concludes it is more likely than not that the fair value of the asset under review is less than its carrying amount, a quantitative impairment test is performed. For its quantitative impairment tests, the Company uses both and income and market approach. The income approach involves an estimate of future cash flows are based on internal projection models, industry projections and other assumptions deemed reasonable by management. The market approach utilizes analysis of recent sales, offerings, and financial multiples of comparable businesses. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the assets and potentially result in different impacts to the Company's results of operations. Actual results may differ from the company's estimates.

Revenue Recognition—On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”), and all related amendments. For further information regarding the adoption of Topic 606, see the “Recently Issued and Adopted Accounting Pronouncements” section of this Note 2.

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

In addition, as of June 30, 2018, we do not have any contract assets or liabilities and our contracts do not have any significant financing components. And, we have not capitalized contract origination costs.

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

In connection with the adoption of Topic 606, we no longer recognize grant income as revenue (see Grant Income discussion below), but there was no change to the timing of historical recognition. Also, there was no change to the timing of recognition of contract revenue under our licensing agreements. However, unlike Topic 606, we believe that ASC 605 would have precluded revenue recognition for the recent launches of Baxdela and Vabomere™ for the initial stocking of product at wholesalers that had not sold through as of the end of the reporting period. As such, the following reflects what we believe our condensed consolidated balance sheet and condensed consolidated statement of operations would have been under ASC 605 compared to the recognition of revenue under Topic 606 as of, and for the three and six months ended, June 30, 2018:

	Three Months Ended June 30, 2018
	Revenue Recognized	Adjustments Due to Topic 606	Pro Forma Balance Under ASC 605
Revenue:
Product sales, net	$9,152	$(442)	$8,710
Cost of goods sold	$10,989	$(394)	$10,595
Net loss	$(55,780)	$(48)	$(55,828)
Net loss per share	$(1.38)		$(1.39)

	Six Months Ended June 30, 2018
	Revenue Recognized	Adjustments Due to Topic 606	Pro Forma Balance Under ASC 605
Revenue:
Product sales, net	$20,998	$(2,660)	$18,338
Cost of goods sold	$18,675	$(1,448)	$17,227
Net loss	$(85,212)	$(1,212)	$(86,424)
Net loss per share	$(2.39)		$(2.43)

	Balance at June 30, 2018	Adjustments Due to Topic 606	Pro Forma Balance Under ASC 605
Assets:
Prepaid and other current assets	$5,510	$1,448	$6,958
Liabilities:
Deferred revenue	$-	$10,008	$10,008
Shareholders' equity:
Accumulated deficit	$(647,863)	$(1,212)	$(649,075)

The table above does not reflect the reclassification of Grant income from Other income to Revenue under ASC 605. The reclassification would have no effect on net loss per share.

We have no outstanding performance obligations,  as of June 30, 2018. Although we have agreements in place to supply Baxdela to our partners once they achieve regulatory approval in their respective territories, we concluded that the option to purchase Baxdela from us is not a material right because the product will not be priced at a significant discount. All performance obligations under our licensing arrangements were satisfied historically at a point in time. Variable consideration in the form of regulatory and sales-based milestones, which are payable under the terms of our licensing arrangements, has been constrained because of the risk of significant revenue reversal as in our revenue recognition policy included in this Note 2.

Further, we recognize contract research revenue from Menarini as we incur the reimbursable development costs. We expect to continue these development efforts through early 2019, although we expect the related revenue to decline through that timeframe, as the associated development effort winds down.

Product Sales

Historically, substantially all our revenue was related to licensing and contract research arrangements related to our Baxdela product, and we did not sell any products. Beginning in January of 2018, as a result of both the acquisition of IDB and the launch of Baxdela, we now distribute Baxdela, Vabomere, Orbactiv®, and Minocin® products commercially in the United States. While we sell some of our products directly to certain hospitals and clinics, the majority of our product sales are made to wholesale customers who subsequently resell our products to hospitals or certain medical centers, as well as specialty pharmacy providers and other retail pharmacies. The wholesaler places orders with us for sufficient quantities of our products to maintain an appropriate level of inventory based on their customers’ historical purchase volumes and demand. We recognize revenue once we have transferred physical possession of the goods and the wholesaler obtains legal title to the product and accepts responsibility for all credit and collection activities with the resale customer. In addition, we enter into arrangements with health care providers that purchase our products from wholesalers—as well as payers and certain other customers—that provide for government mandated and/or privately negotiated rebates, chargebacks and discounts with respect to the purchase of our products. The transaction price that we recognize as revenue reflects the amount we expect to be entitled to in connection with the sale and transfer of control of product to our customers. Variable consideration is only included in the transaction price, to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. At the time that our customers take control of the product, which is when our performance obligation under the sales contracts is complete, we record product revenues net of applicable reserves for various types of variable consideration, most of which are subject to constraint while also considering the likelihood and the magnitude of any revenue reversal, based on our estimates of channel mix. The types of variable consideration in our product revenue are as follows:

•	Prompt pay discounts
•	Product returns
•	Chargebacks and rebates
•	Fee-for-service
•	Government rebates
•	Commercial payer and other rebates
•	Group purchasing organization (“GPO”) administration fees
•	MelintAssist voluntary patient assistance programs

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

At the end of each reporting period for any of our products, we may decide to constrain revenue for product returns based on information from various sources, including channel inventory levels and dating and sell-through data, the expiration dates of product currently being shipped, price changes of competitive products and introductions of generic products. In the three months ended March 31, 2018, incremental to the historically-based returns rate, we increased our returns reserve by approximately $0.3 million due to risk factors that were present in connection with the initial stocking of inventory for the launch of our new products. At June 30, 2018, we maintained this reserve on our balance sheet.

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

Government Rebates – We participate in three rebate programs under various government programs: Medicaid, TRICARE and Medicare Part D. At the time of the sale it is not known what the government rebate rate will be, but historical rates are used to estimate the current period accrual. Given that there is a range of possible consideration amounts, we use the expected value method as this is an appropriate estimate of the amount of variable consideration.

Medicaid – The Medicaid Drug Rebate Program is a program that includes The Centers for Medicare and Medicaid Services, State Medicaid agencies, and participating drug manufacturers that helps to offset the federal and state costs of most outpatient prescription drugs dispensed to Medicaid patients. The Medicaid Drug Rebate Program is jointly funded by the states and the federal government. The program reimburses hospitals, physicians, and pharmacies for providing care to qualifying recipients who cannot finance their own medical expenses.

TRICARE – TRICARE is a benefit established by law as the health care program for uniformed service members, retired service members, and their families. We must pay the Department of Defense (“DOD”) refunds for drugs entered into the normal commercial chain of transactions that end up as prescriptions given to TRICARE beneficiaries and paid for by the DOD. The refund amount is the portion of the price of the drug sold by us that exceeds the federal ceiling price. Refunds due to TRICARE are based solely on utilization of pharmaceutical agents dispensed through a TRICARE Retail Pharmacy to DOD beneficiaries.

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

Commercial Payer and Other Rebates – We contract with certain private payer organizations, primarily insurance companies and PBMs, for the payment of rebates with respect to utilization of Baxdela and contracted formulary status. We estimate these rebates and record reserves for such estimates in the same period the related revenue is recognized. Currently, the reserve for customer payer rebates considers future utilization based on third party studies of payer prescription data; the utilization is applied to product that remains in the distribution and retail pharmacy channel inventories at the end of each reporting period. As we distribute our products and establish historical sales over a longer period of time (i.e., two years), we will be able to place more reliance on historical data related to commercial payer rebates (i.e., actual utilization units) while continuing to rely on third party data related to payer prescriptions and utilization. In addition, we offer rebates to certain customers based on the volume of product purchased over an agreed period of time.

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

MelintAssist – We offer certain voluntary patient assistance programs for prescriptions, such as savings/co-pay cards, which are intended to provide financial assistance to qualified patients with full or partial prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue but remains in the distribution and pharmacy channel inventories at the end of each reporting period. Given that there is a range of possible consideration amounts, we use the expected value method as this is an appropriate estimate of the amount of variable consideration.

At the end of each reporting period, we adjust our allowances for cash discounts, product returns, chargebacks, fees‐for‐service and other rebates and discounts when believe actual experience may differ from current estimates. The following table provides a summary of activity with respect to our sales allowances and accruals during 2018:

	Cash Discounts	Product Returns	Chargebacks	Fees-for- Service	MelintAssist	Government Rebates	Commercial Rebates	Admin Fee
Balance as of January 1, 2018	$-	$-	$-	$-	$-	$-	$-	$-
Allowances for sales	531	1,161	3,247	1,554	437	417	675	256
Payments & credits issued	(349)	(9)	(2,319)	(782)	(100)	(4)	(237)	(106)
Balance as of June 30, 2018	$182	$1,152	$928	$772	$337	$413	$438	$150

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

In addition, in May 2018, we announced that we had entered into a partnership with the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”), under which Melinta will be awarded up to $6.2 million to support the development of the company’s investigational pyrrolocytosine compounds. CARB-X was established in 2016 by BARDA and the National Institute of Allergy and Infectious Diseases of the U.S. Department of Health and Human Services and the Wellcome Trust, a global charitable foundation dedicated to improving health, to accelerate pre-clinical product development in the area of antibiotic-resistant infections, one of the world’s greatest health threats. Under the terms of the partnership, we will receive an initial award of up to $2.3 million from CARB-X, with the possibility of $3.9 million in additional awards based on the achievement of certain project milestones. Our pyrrolocytosine compounds are a novel class of antibiotics from our ESKAPE Pathogen Program, a program based on Melinta’s proprietary drug discovery platform focused on developing breakthrough antibiotics for bacterial “superbugs” by targeting the bacterial ribosome.

Comprehensive Loss—Comprehensive loss is equal to net loss as presented in the accompanying statements of operations.

Business Combinations—We account for acquired businesses using the acquisition method of accounting. This method requires that most assets acquired and liabilities assumed be recognized as of the acquisition date. On January 1, 2018, we adopted ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business, which narrows the definition of a business and requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, which would not constitute the acquisition of a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. There is often judgment involved in assessing whether an acquisition transaction is a business combination under Topic 805 or an acquisition of assets. In our IDB acquisition, we evaluated the transaction and concluded that the IDB qualified as a “business” under Topic 805 as it has both inputs and processes with the ability to create outputs. Among IDB’s inputs are developed product rights, in-process research and development and intellectual property across multiple classes of drugs and indications, third-party contract manufacturing agreements and tangible assets from which there is potential to create value and outputs.

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

We engage a third-party professional service provider to assist us in determining the fair values of the purchase consideration, assets acquired, and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to contingent liabilities associated with the purchase price and intangible assets, such as developed product rights and in-process research and development programs. Critical estimates that we have used in valuing these elements include, but are not limited to, future expected cash flows using valuation techniques (i.e., Monte Carlo simulation models) and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

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

Changes to contingent consideration obligations can result from adjustments related, but not limited, to changes in discount rates and the number of remaining periods to which the discount rate is applied, updates in the assumed achievement or timing of any development or commercial milestone or changes in the probability of certain clinical events, changes in our forecasted sales of products acquired, the passage of time and changes in the assumed probability associated with regulatory approval. At the end of each reporting period, we revalue these obligations and record increases or decreases in their fair value in selling, general and administrative expenses within the accompanying condensed consolidated statements of operations. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, any change in the assumptions described above, could have a material impact on the amount we may be obligated to pay as well as the results of our unaudited condensed consolidated results of operations in any given reporting period. During the six months ended June 30, 2018, we did not record any adjustments to the liabilities discussed above.

Segment and Geographic Information—Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We operate and manage our business as one operating segment. Although substantially all of our license and contract research revenue is generated from agreements with companies that are domiciled outside of the U.S., we do not operate outside of the U.S., nor do we have any significant assets in any foreign country. See this Note 2 for further discussion of the license and contract research revenue.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize assets and liabilities for most leases with terms of more than 12 months on the balance sheet but recognize expense on the income statement in a manner similar to current accounting. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements and is effective for us in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. We lease certain office equipment and vehicles as well as our office building in Lincolnshire, Illinois, our research and administrative facility in New Haven, Connecticut, our office facilities in Chapel Hill, North Carolina and Morristown, New Jersey. We are evaluating the impact of ASU 2016-02, which we plan to adopt on January 1, 2019, on our consolidated financial statements. To date, we have begun a comprehensive review of all our leases, and a review of our material contracts to determine if they contain imbedded leases. We anticipate that adoption of ASU 2016-02 will result in the recognition of additional assets and lease liabilities, along with the associated recognition of amortization expense for the right-to-use assets.

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

NOTE 3 – BALANCE SHEET COMPONENTS

Cash, Cash Equivalents and Restricted Cash—Cash, cash equivalents and restricted cash, as presented on the Condensed Consolidated Statements of Cash Flows, consisted of the following:

	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$150,087	$128,387
Restricted cash (included in Other Assets)	200	200
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$150,287	$128,587

Inventory—Inventory consisted of the following:

	June 30,	December 31,
	2018	2017
Raw materials	$15,874	$5,545
Work in process	7,663	181
Finished goods	12,775	5,099
Gross value of inventory	36,312	10,825
Less: valuation reserves	(2,352)	-
Total inventory	$33,960	$10,825

We review inventories on hand at least quarterly and record provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. During the three months ended June 30, 2018, we recorded reserves for our inventory totaling $2,352.

Other Assets—Other assets consisted of the following:

	June 30,	December 31,
	2018	2017
Deerfield disbursement option (see Note 4)	$7,609	$-
Long-term inventory deposits	33,345	-
VAT receivable	793	248
Research study deposit	-	500
Security deposits	724	465
Restricted cash	200	200
Total other assets	$42,671	$1,413

Long-term inventory deposits consist of pre-payments made to contract manufacturers for future production of drug products, principally Vabomere.

Accrued Expenses—Accrued expenses consisted of the following:

	June 30,	December 31,
	2018	2017
Accrued contracted services	$10,520	$5,596
Payroll related expenses	10,064	9,885
Professional fees	1,391	3,621
Accrued royalty payment	747	2,040
Accrued sales allowances	3,263	-
Accrued other	5,401	2,899
Total accrued expenses	$31,386	$24,041

Accrued contracted services are primarily comprised of amounts owed to third-party clinical research organizations for research and development work and contract manufacturers for research and commercial drug product manufacturing performed on behalf of Melinta, and amounts owed to third-party marketing organizations for work performed to support the commercialization and sale of our products.

Accrued payroll related expenses are primarily comprised of accrued employee termination benefits, bonus and vacation.

The amounts accrued represent our best estimate of amounts owed through period-end. Such estimates are subject to change as additional information becomes available.

NOTE 4 – FINANCING ARRANGEMENTS

Melinta’s outstanding debt balances consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Principal balance under loan agreements	$116,358	$40,000
Debt discount and deferred debt issuance costs for loan agreements	(8,895)	(445)
Long-term balance under the loan agreements	$107,463	$39,555

2014 Loan Agreement

In December 2014, we entered into an agreement with a lender pursuant to which we borrowed an initial term loan amount of $20,000 (the “2014 Loan Agreement”). In December 2015, pursuant to the achievement of certain milestones with respect to the terms in the 2014 Loan Agreement, we borrowed an additional term loan advance in the amount of $10,000.

We were obligated to make monthly payments in arrears of interest only, at a rate of the greater of 8.25% or the sum of 8.25% plus the prime rate minus 4.5% per annum, commencing on January 1, 2015, and continuing on the first day of each successive month thereafter through and including June 1, 2016. Commencing on July 1, 2016, and continuing on the first day of each month through and including the maturity date of June 1, 2018, we were required to make consecutive equal monthly payments of principal and interest.

In June 2017, we repaid the entire outstanding balance under the 2014 Loan Agreement (see discussion below under “2017 Loan Agreement”). In the three and six months ended June 30, 2017, we recognized $662 and $1,229 of interest expense related to the 2014 Loan Agreement.

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

The Term Loan bears interest at a rate of 11.75%, while funds distributed pursuant to the Disbursement Option will bear interest at a rate of 14.75%. We are also required to pay Deerfield an exit fee of 2.0% of the amount of any loans on the payment, repayment, redemption or prepayment thereof. The principal of the Term Loan must be paid by January 5, 2024. The Facility Agreement requires the outstanding principal amount of the Term Loan and any loans drawn pursuant to the Disbursement Option to be repaid in equal monthly cash amortization payments between the fourth and the sixth anniversary of the Agreement Date. The Term Loan and any loans drawn pursuant to the Disbursement Option are not permitted to be prepaid prior to January 6, 2021 under the terms of the Facility Agreement and are subject to certain prepayment fees for prepayments occurring on or after such date. In addition, the Facility Agreement permits us to secure a revolving credit line of up to $20,000 from a different lender. Deerfield holds a first lien on all our assets, including our intellectual property, except for working capital accounts, for which they hold a second lien while any revolving credit line with a different lender is in place. The Facility Agreement, while it is outstanding, will limit our ability to raise debt financing in future periods outside of the $20.0 million revolver permitted thereunder. The Facility Agreement has a financial maintenance covenant requiring us to maintain a minimum cash balance of $25.0 million, a requirement that we achieve product sales of at least $45.0 million during 2018, and other normal covenants, including periodic financial reporting and a restriction on the payment of dividends.

In connection with the Facility Agreement, we issued 3,127,846 shares of our common stock to Deerfield at a price of $13.50 on January 5, 2018, pursuant to a Securities Purchase Agreement. We received proceeds of $42,226 from this issuance of common stock. We received total proceeds of $190,000 from the Term Loan and the issuance of common stock together.

We used these proceeds to fund the IDB acquisition, to retire the $40,000 of principal balance outstanding under the 2017 Loan Agreement and to fund ongoing working capital requirements and other general corporate expenses. As a result, we recognized a debt extinguishment loss of $2,595, comprised of prepayment penalties and exit fees related to retiring the 2017 Loan Agreement totaling $2,150 and unamortized debt issuance costs of $445.

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

Term Loan

The relative fair value of the term loan was estimated to be $111,421 using a discounted cash flow model. We used a risk-adjusted discount rate of 19.8%. In connection with the Facility Agreement, we paid $6,455 of upfront term loan fees and legal debt issuance costs. For accounting purposes, we elected to allocate these upfront fees and costs all to the term loan, leaving a net carrying value of $104,966.

The upfront fees and costs were recorded as debt discount and are being amortized as additional interest expense over the term of the loan. In addition, a 2% exit fee of $2,956 is payable as the loan principal payments are made. Therefore, total required future cash payments are $150,730 (term loan principal of $147,774 plus exit fee of $2,956). The exit fee cost is also being amortized as additional interest expense over the life of the loan. The total cost of all items (cash-based interest payments, upfront fees and costs, and the 2% exit fee) is being expensed as interest expense using an effective interest rate of 21.4%. During the three and six months ended June 30, 2018, we recorded cash interest expense and term loan accretion expense of $4,389 and $8,585, and $1,373 and $2,497, respectively. All amounts were recorded as interest expense in our statement of operations.

The accretion of the principal of the term loan and the future payments, including the 2% exit fee due at the end of the term, and excluding the 11.75% rate applied to the $147,774 note per the form of the Facility Agreement, are as follows:

	Beginning Balance	Accretion of Interest Expense	Principal Payments and Exit Fee	Ending Balance
January 5 - June 30, 2018	$104,966	$2,496	$-	$107,462
July 1 - December 31, 2018	107,462	3,112	-	110,574
Year Ending December 31, 2019	110,574	7,040	-	117,614
Year Ending December 31, 2020	117,614	8,637	-	126,251
Year Ending December 31, 2021	126,251	10,798	-	137,049
Year Ending December 31, 2022	137,049	9,826	(69,085)	77,790
Year Ending December 31, 2023	77,790	3,846	(75,365)	6,271
Year Ending December 31, 2024	6,271	9	(6,280)	-
Total		$45,764	$(150,730)

Warrants

Under the terms of the Facility Agreement, we issued Warrants to Deerfield to purchase 3,792,868 shares of common stock with an exercise price of $16.50 and a term of seven years. The holders of the Warrants may exercise the Warrants for cash, on a cashless basis or through a reduction of an amount of principal outstanding under the Term Loan or any subsequent disbursements pursuant to the Disbursement Option. In connection with certain major transactions (as defined therein), the holders may have the option to convert the Warrants, in whole or in part, into the right to receive the transaction consideration payable upon consummation of such major transaction in respect of a number of shares of common stock of the Company equal to the Black-Scholes value of the Warrants, as defined therein, and in the case of other major transactions, the holders may have the right to exercise the Warrants, in whole or in part, for a number of shares of common stock of the Company equal to the Black-Scholes value of the Warrants.

We used the Black-Scholes option-pricing model to estimate the fair value of the Warrants, which resulted in a fair value of $33,264 on the Agreement Date. To measure the Warrants at January 5, 2018, the assumptions used in the Black-Scholes option-pricing model were: the price of the common stock on January 5, 2018, an expected life of 7 years, a risk-free interest rate of 2.4% and an expected volatility of 50.0%.

We classified the Warrants as a liability in our balance sheet and are required to remeasure the carrying value of these Warrants to fair value at each balance sheet date, with adjustments for changes in fair value recorded to Other income or expense in our statements of operations. On March 31, 2018, the remeasured fair value of the Warrants was $9,179, resulting in a gain of $24,085, which was recorded in Other income in the three months ended March 31, 2018. To remeasure the Warrants at June 30, 2018, the assumptions used in the Black-Scholes option-pricing model were: the price of the common stock on June 30, 2018, an expected life of 6.5 years, a risk-free interest rate of 2.8% and an expected volatility of 50.0%. The fair value of the Warrants at June 30, 2018, was $6,790, resulting in a further gain of $2,389, which was recorded in Other income in the three months ended June 30, 2018.

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

On January 5, 2018, we estimated the fair value of the royalty liability under the Royalty Agreement to be $1,472. Over the seven-year term, we will accrete the royalty liability using an effective interest rate of 42.9% and reduce the liability for any royalty payments made to Deerfield. During the first quarter of 2018, we recorded interest expense of $152, increasing the value of the liability to $1,624 at March 31, 2018. During the three months ended June 30, 2018, we recorded interest expense of $179, increasing the liability to $1,804 at June 30, 2018. At the end of each quarter, we are required to prospectively revise the rate of accretion if there are any significant changes in our sales forecasts. There were no such changes in the second quarter of 2018.

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

NOTE 5 – FAIR VALUE MEASUREMENTS

The following table lists our assets and liabilities that are measured at fair value and the level of the lowest significant inputs used to measure their fair value at June 30, 2018, and December 31, 2017. The money market fund is included in cash & cash equivalents on the balance sheet; the other items are in the captioned line of the balance sheet.

	As of June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$22,432	$-	$-	$22,432
Total assets at fair value	$22,432	$-	$-	$22,432

Liabilities:
Royalty liability in current deferred purchase price	$-	$-	$(1,488)	$(1,488)
Royalty liability in noncurrent deferred purchase price	-	-	(11,086)	(11,086)
Contingent milestone payments	-	-	(27,052)	(27,052)
Common stock warrants	-	-	(6,790)	(6,790)
Total liabilities at fair value	$-	$-	$(46,416)	$(46,416)

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$76,777	$-	$-	$76,777
Total assets at fair value	$76,777	$-	$-	$76,777

The common stock warrants were valued using a Black-Scholes option-pricing model. The significant inputs include the risk-free interest rate, remaining contractual term, and expected volatility. Significant increases or decreases in any of these inputs in isolation would result in a significantly different fair value measurement. An increase in the risk-free interest rate, and/or an increase in the remaining contractual term or expected volatility, would result in an increase in the fair value of the warrants.

The following table summarizes the changes in fair value of our Level 3 assets and liabilities for the six months ended June 30, 2018:

Level 3 Liabilities	Fair Value at December 31, 2017	Realized Gains (Losses)	Change in Unrealized Gains (Losses)	(Issuances) Settlements	Net Transfer (In) Out of Level 3	Fair Value at June 30, 2018
Royalty liability in current deferred purchase price	$-	$-	$(291)	$(1,197)	$-	$(1,488)
Royalty liability in noncurrent deferred purchase price	-	-	(2,440)	(8,646)	-	(11,086)
Contingent milestone payments	-	-	(2,567)	(24,485)	-	(27,052)
Common stock warrants	-	-	26,474	(33,264)	-	(6,790)
Total liabilities at fair value	$-	$-	$21,176	$(67,592)	$-	$(46,416)

NOTE 6 – SHAREHOLDERS EQUITY

Under our certificate of incorporation, we are authorized to issue up to 5,000,000 shares of preferred stock and 80,000,000 shares of common stock. There was no outstanding preferred stock as of June 30, 2018, or December 31, 2017. Holders of our common stock are not entitled to receive dividends, unless declared by the board of directors. There have been no dividends declared to date. We have reserved and keep available out of our authorized but unissued common stock a sufficient number of shares of common stock to affect the conversion of all issued and outstanding warrants and stock options. Outstanding common stock as of June 30, 2018, and December 31, 2017, was 56,010,254 and 21,998,942, respectively.

On January 5, 2018, we issued 3,313,702 shares of common stock to Medicines as part of the purchase price of IDB (see Note 11 for further discussion.). We also issued 3,127,846 shares of common stock and warrants to purchase 3,792,868 shares of common stock to Deerfield as part of the Facility Agreement (see Note 4 for further discussion). In conjunction with the IDB transaction, we received $40,000 in additional equity financing from existing and new investors, in exchange for which we issued 2,884,961 shares of common stock. Further, in May 2018, we issued 24,640,000 shares of common stock to new and existing investors in a follow-on public offering for proceeds, net of issuance costs, of $115,300. During the six months ended June 30, 2018, we issued 34,600 shares of common stock for restricted stock units that vested in the period.

Warrants

We have warrants to purchase our common stock outstanding at June 30, 2018, as follows:

Issued	Warrants Outstanding	Exercise Price	Expiration
August 2011	18,979	$30.00	August 2018
February 2012	42	$17,334.07	February 2022
December 2014	33,788	$33.30	December 2024
December 2015	6,757	$33.30	December 2024
January 2018	3,792,868	$16.50	January 2025

NOTE 7 – STOCK-BASED COMPENSATION

2006 Stock Plan—Upon closing the merger with Cempra, Inc. (“Cempra”) on November 3, 2017, Melinta assumed the 2006 Stock Plan, which had been adopted by Cempra in January 2006 (the “2006 Plan”). The 2006 Plan provided for the granting of incentive share options, nonqualified share options and restricted shares to Company employees, representatives and consultants. As of June 30, 2018, there were options for an aggregate of 57,314 shares issued and outstanding under the 2006 Plan. During the period January 1, 2018, to June 30, 2018, 11,050 options were forfeited; there was no other activity during the period.

2011 Equity Incentive Plan—Upon closing the merger with Cempra on November 3, 2017, Melinta assumed the 2011 Equity Incentive Plan, which had been adopted by Cempra in October 2011 (the “2011 Incentive Plan”). On January 1, 2018, under the evergreen feature of the 2011 Incentive Plan, the authorized shares under the 2011 Incentive Plan increased by 879,957 to 2,619,447. In April 2018, we awarded 1,605,967 shares to employees with an exercise price of $7.45 and a grant date fair value of $5.41. On June 12, 2018, the shareholders approved the adoption of the 2018 Stock Incentive Plan (the “2018 Plan”) (see below). With the adoption of the 2018 Plan, the 2011 Incentive Plan was frozen. At June 30, 2018, there were  2,240,764 shares awarded under the 2011 Incentive Plan and no shares available to award as either options or restricted stock units.

Private Melinta 2011 Equity Incentive Plan—In November 2011, the Melinta board of directors adopted the 2011 Equity Incentive Plan (“Melinta 2011 Plan”). The Melinta 2011 Plan provided for the granting of incentive stock options, nonqualified options, stock grants, and stock-based awards to employees, directors, and consultants of the Company. On November 3, 2017, in conjunction with the merger with Cempra, all outstanding options under the Melinta 2011 Plan converted to 732,499 options to purchase common shares of Cempra (re-named Melinta in the merger), the Melinta 2011 Plan was frozen and authorized shares under the Melinta 2011 Plan were reduced to 732,499. Any grants under the Melinta 2011 Plan that expire or are forfeited will reduce the authorized shares under the plan. As of June 30, 2018, we had 623,223 shares of common stock reserved under the Melinta 2011 Plan for issuance upon exercise of stock options.

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

2018 Stock Incentive Plan—On April 20, 2018, we granted stock options to purchase 865,267 shares of common stock under the 2018 Stock Incentive Plan at an exercise price of $7.45 and an average grant date fair value of $5.53. The grants were subject to, and contingent upon, shareholder approval of the 2018 Plan at the annual meeting in June 2018. On June 12, 2018, the shareholders approved the 2018 Plan, which was initially authorized with 2,000,000 shares. Under the evergreen feature of the 2018 Plan, these authorized shares may be increased on January 1 of each year by the lesser of (i) 4% of the outstanding shares of the Company on the last day of the immediately preceding fiscal year, or (ii) such number of shares determined by the compensation committee of the board of directors. The 2018 Plan replaces the 2011 Incentive Plan, and no further equity awards will be granted from the 2011 Incentive Plan, which has been frozen. Any shares that are undelivered as a result of outstanding awards under the 2011 Incentive Plan expiring or being canceled, forfeited or settled in cash without the delivery of the full number of shares to which the award related will become available for grant under the 2018 Plan. As of June 30, 2018, there were 1,106,983 shares available for awards under the 2018 Plan.

Stock Option Activity—The exercise price of each stock option issued under all of the stock plans is specified by the board of directors at the time of grant but cannot be less than 100% of the fair value of the stock on the grant date. In addition, the vesting period is determined by the board of directors at the time of the grant and specified in the applicable option agreement. Our practice is to issue new shares upon the exercise of options, unless it is a cashless exercise.

A summary of the combined activity under the 2006 Plan, 2011 Incentive Plan, the Melinta 2011 Plan, the inducement grant and the 2018 Plan is presented in the table below:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding - January 1, 2018	2,060,809	$33.63
Granted	2,694,334	$7.52
Exercised	(203)	$15.61
Forfeited	(156,124)	$20.20
Expired	(100,967)	$47.68
Outstanding - June 30, 2018	4,497,849	$18.14	8.3	$-
Exercisable - June 30, 2018	1,078,268	$45.78	3.8	$-
Vested and expected to vest at June 30, 2018	4,497,849	$18.14	8.3	$-

During the six months ended June 30, 2018, 34,600 restricted stock units vested and 19,600 restricted stock units were forfeited. There was no other restricted stock activity in the period. There were 246,461 restricted stock units outstanding under all the plans at June 30, 2018. In addition, the awards given under the inducement grant were also outstanding.

Stock-based compensation expense recognized in the three and six months ended June 30, 2018, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$166	$125	$295	$271
Selling, general and administrative	1,379	383	2,078	809
Total	$1,545	$508	$2,373	$1,080

Stock-based compensation expense for our manufacturing-related employees of $106 and $231 for the three and six months ended June 30, 2018, is capitalized in inventory as a component of overhead expense and recognized as cost of goods sold based on inventory turns. During the three and six months ended June 30, 2018, $143 and $218 of accelerated vesting expense related to employee terminations is included in selling, general and administrative expenses. No related tax benefits associated with stock-based compensation expense have been recognized and no related tax benefits have been realized from the exercise of stock options due to our net operating loss carryforwards.

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

Based on the Company’s full valuation allowance against the net deferred tax assets, the Company’s effective tax rate for the calendar year is zero and zero income tax expense was recorded in the six months ended June 30, 2018 and 2017.

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

On December 22, 2017, the Securities and Exchange Commission (the “SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statement.

We have calculated our best estimate of the impact of the Act in our 2017 income tax provision in accordance with our understanding of the Act and guidance available, and, as a result, as of December 31, 2017, have recorded $44,438 as an additional income tax expense offset with $44,438 tax benefit from the change in the valuation allowance in the fourth quarter of 2017, the period in which the legislation was enacted. The adjustments to deferred tax assets and liability are provisional amounts estimated based on information available as of December 31, 2017. We have not updated our estimates as of June 30, 2018, nor have we recorded any additional income tax expense or valuation allowance based on our net loss for the period. As we collect and prepare necessary data and interpret the Act—and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and other standard-setting bodies—we may make adjustments to the provisional amounts. As additional information becomes available, we will recognize any changes to the provisional amounts as we refine our estimates of our cumulative temporary differences related to Cempra’s opening balance sheet from the merger, in accordance with ASC 805.

NOTE 9 –NET LOSS PER SHARE

Basic net loss attributable to common shareholders per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Prior to the merger with Cempra, during periods when we earned net income, we would allocate to participating securities a proportional share of net income determined by dividing total weighted-average participating securities by the sum of the total weighted-average common shares and participating securities (the “two-class method”). Historically, our preferred stock participated in any dividends declared by us and were therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods where we incur net losses, we allocate no loss to participating securities because they have no contractual obligation to share in our losses. We compute diluted loss per common share after giving consideration to the dilutive effect of stock options and warrants that are outstanding during the period, except where such nonparticipating securities would be antidilutive. Because we have reported net losses for the three and six months ended June 30, 2018 and 2017, diluted net loss per common share is the same as basic net loss per common share for those periods. The weighted-average shares outstanding, reported loss per share and potential dilutive common share equivalents for the three and six months ended June 30, 2017, have been retrospectively adjusted to reflect historical weighted-average number of common shares outstanding multiplied by the exchange ratio established in the merger with Cempra.

The following potentially dilutive securities (in common stock equivalent shares) have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	Three Months Ended June 30,
	2018	2017
Warrants outstanding	3,852,434	31,702
Stock options outstanding	4,497,849	564,698
Restricted stock units outstanding	246,461	-
Convertible preferred stock outstanding	-	5,800,922
	8,596,744	6,397,322

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As discussed in Note 11, on November 3, 2017, Melinta merged with Cempra, Inc. in a business combination. Prior to the merger, on November 4, 2016, a securities class action lawsuit was commenced in the United States District Court, Middle District of North Carolina, Durham Division, naming Cempra, Inc. (now known as Melinta Therapeutics, Inc.) (for purposes of this Contingencies section, “Cempra”) and certain of Cempra’s officers as defendants. Two substantially similar lawsuits were filed in the United States District Court, Middle District of North Carolina on November 22, 2016, and December 30, 2016, respectively. Pursuant to the Private Securities Litigation Reform Act, on July 6, 2017, the court consolidated the three lawsuits into a single action and appointed a lead plaintiff and co-lead counsel in the consolidated case. On August 16, 2017, the plaintiff filed a consolidated amended complaint. Plaintiff alleges violations of the Securities Exchange Act of 1934 (the “Exchange Act”) in connection with allegedly false and misleading statements made by the defendants between July 7, 2015, and November 4, 2016 (the “Class Period”). Plaintiff seeks to represent a class comprised of purchasers of Cempra’s common stock during the Class Period and seeks damages, costs and expenses and such other relief as determined by the court. On September 29, 2017, the defendants filed a motion to dismiss the consolidated amended complaint. On November 13, 2017, the plaintiff filed an opposition to the defendants’ motion to dismiss the consolidated amended complaint. On December 4, 2017, the defendants filed a reply brief. On July 24, 2018, the court heard oral arguments on defendants’ motion to dismiss the consolidated amended complaint. The motion remains pending. We believe that we have meritorious defenses and we intend to defend the lawsuit vigorously. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.

On December 21, 2016, a shareholder derivative lawsuit was commenced in the North Carolina Durham County Superior Court, naming certain of Cempra’s former and current officers and directors as defendants and Cempra as a nominal defendant, and asserting claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and corporate waste (the “December 2016 Action”). A substantially similar lawsuit was filed in the North Carolina Durham County Superior Court on February 16, 2017 (the “February 2017 Action”). The complaints are based on similar allegations as asserted in the securities lawsuits described above, and seek unspecified damages and attorneys’ fees. Both cases were served and transferred to the North Carolina Business Court as mandatory complex business cases. The Business Court consolidated the February 2017 Action into the December 2016 Action and appointed counsel for the plaintiff in the December 2016 Action as lead counsel. On July 6, 2017, the court stayed the action pending resolution of the putative securities action. That stay has since been lifted. The plaintiff filed an amended complaint on December 29, 2017, and was required to file a further amended complaint by February 6, 2018. On February 6, 2018, the plaintiff filed his second amended complaint. On March 8, 2018, defendants filed their motion to dismiss or, in the alternative, stay plaintiff’s second amended complaint. On April 9, 2018, plaintiff filed his opposition to defendants’ motion. Defendants’ filed their reply on April 26, 2018. On June 27, 2018, the parties filed a joint stipulation and consent order to stay the case until (1) 30 days after a final order dismissing the November 4, 2016 consolidated federal securities action pending in the United States District Court, Middle District of North Carolina, Durham Division with prejudice is entered; or (2) the parties file a joint stipulation to terminate the stay in the event that a plaintiff in a subsequently filed derivative action makes similar allegations and does not agree to stay the proceedings on substantially the same terms. We believe that we have meritorious defenses and we intend to defend the lawsuit vigorously. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.

On January 3, 2018, the plaintiff who commenced the February 2017 Action, which was subsequently consolidated into the December 2016 Action, transmitted to the former Acting Chief Executive Officer of Cempra a litigation demand (the “Demand”). The Demand requested that Cempra’s Board of Directors (the “Board”) “commence an independent investigation into the matters raised” in the complaint filed in the February 2017 Action and the Demand, “take any and all appropriate steps for Cempra to recover, through litigation if necessary, the damages proximately caused by the directors' and officers' alleged breaches of fiduciary duty,” and “implement corporate governance enhancements to prevent recurrence of the alleged wrongdoing.” The Board has not yet formally responded to the Demand. On July 31, 2017, a shareholder derivative lawsuit was commenced in the Court of Chancery of the State of Delaware, naming certain of Cempra’s former and current officers and directors as defendants and Cempra as nominal defendant, and asserting claims for breach of fiduciary duty, unjust enrichment, and corporate waste. The complaint is based on similar allegations as asserted in the putative securities class action described above, and seeks unspecified damages and attorneys’ fees. On October 23, 2017, the defendants filed a motion to dismiss or, in the alternative, stay, the complaint, which was supported by an opening brief filed on November 9, 2017. On January 8, 2018, the plaintiff filed his answering brief in opposition to the defendants’ motion. The defendants filed their reply in support of their motion on February 7, 2018. On June 18, 2018, the parties filed a joint letter (1) indicating they have agreed to stay the case until the pending motion to dismiss in the November 4, 2016 consolidated federal securities action pending in the United States District Court, Middle District of North Carolina, Durham Division is decided; and (2) requesting that the June 22, 2018 oral argument scheduled for defendants’ motion to dismiss be cancelled. On June 27, 2018, the parties filed a stipulation and proposed order to stay the case until (1) 30 days after a final order dismissing the November 4, 2016, consolidated federal securities action pending in the United States District Court, Middle District of North Carolina, Durham Division with prejudice is entered; or (2) the parties file a joint stipulation to terminate the stay in the event that a plaintiff in a subsequently filed derivative action makes similar allegations and does not agree to stay the proceedings on substantially the same terms. On June 28, 2018, the court granted the proposed order and stayed the case on such terms. We believe that we have meritorious defenses and we intend to defend the lawsuit vigorously. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.

On September 15, 2017, a shareholder derivative lawsuit was commenced in the United States District Court for the Middle District of North Carolina, Durham Division, naming certain of Cempra’s former and current officers and directors as defendants and Cempra as nominal defendant, and asserting claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste, and violation of Section 14(a) of the Exchange Act. The complaint is based on similar allegations as asserted in the putative securities class action described above and seeks unspecified damages and attorneys’ fees. On December 1, 2017, the parties filed a joint motion seeking to stay the shareholder derivative lawsuit pending resolution of the putative securities class action, which stipulation was ordered by the court on December 11, 2017. We believe that we have meritorious defenses and we intend to defend the lawsuit vigorously. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.

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

The acquisition was financed using borrowings under the Facility Agreement and additional equity financing from existing and new investors. See Note 4 for further information regarding these financing arrangements. Expenses related to legal and other services in connection with the IDB acquisition were $2,600 and $2,100 in the fourth quarter of 2017 and the first half of 2018, respectively. The expenses incurred in the first half of 2018 included $1,088 related to certain transition services that Medicines agreed to provide to us to facilitate transition and integration of the IDB. The transition services included the temporary provision of facilities and equipment for newly hired personnel, assistance with finance functions and support in connection with the transition of the supply, sale and distribution of the products to our third-party logistics provider. The transition services have been substantially completed as of June 30, 2018.

The consideration paid to Medicines consisted of a cash payment of $166,383 and 3,313,702 shares of our common stock, which was calculated by dividing $50,000 by $15.08886, representing 90% of the volume weighted average price of the common stock for the trailing 10 trading day period ending three trading days prior to the closing date. In addition, we are required to make two additional payments of $25,000 on each of the twelve and eighteen-month anniversaries of the closing date (January and July 2019, respectively), and we will pay royalties to Medicines on certain net sales of the acquired antibiotic products.

The purchase price, including non-cash consideration, for the acquisition of IDB is as follows:

•	Cash of $166,383, including a net working capital adjustment of $1,383;
•	Common stock of $54,510;
•	Deferred consideration of $38,541, representing the present value of two payments of $25,000 each due in January and July 2019; and
•	Contingent consideration of $10,570, representing the fair value of sales-based royalty payments.

We recorded the contingent consideration related to the sales-based royalty payments at fair value, and we are accreting the amount to the estimated aggregate amounts payable to Medicines ($347,000) based on an effective interest of rate of 49% which is in line with the effective interest rate used to accrete the royalty liability associated with the Facility Agreement (43%). During the three and six months ended June 30, 2018, we recorded $1,104 and $2,731, respectively, of non-cash interest expense related to the accretion of the fair value of sales-based royalty payments. Through June 30, 2018, $727 of the royalty liability became currently due and was reclassified out of current deferred purchase price; $398 was recorded as credit offsets to receivables due from Medicines and $329 was recorded in accrued expenses at June 30, 2018. At June 30, 2018, the carrying values of the short-term and long-term liabilities were $1,488 and $11,086, respectively.

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

The following table sets forth our initial estimate of the purchase price allocation as of the acquisition date, which was recorded in the three months ended March 31, 2018, and our current estimate, reflecting adjustments recorded in the three months ended June 30, 2018. The changes in certain values are because we refined our estimates supporting those values, principally the value and timing of future sales and gross margins.

	March 31, 2018	June 30, 2018
Current assets	$28,299	$33,726
Goodwill	13,059	17,614
Intangible assets	258,000	242,454
Non-current assets	12,278	12,278
Current liabilities	(37,000)	(35,492)
Non-current liabilities	(576)	(576)
Total purchase price	$274,060	$270,004

We believe that the historical values of IDB’s current assets and current liabilities (except for certain inventory items, which we stepped up in value) approximate their fair values based on the short-term nature of such items. The current liabilities include a contingent liability of $24,485, representing the present value of a $30,000 milestone payment payable third parties upon the approval of Vabomere in Europe. During the three and six months ended June 30, 2018, we recorded $1,351 and $2,568 of non-cash interest expense related to the accretion of this contingent payment. The accretion is based on an effective interest rate of 20.9% which is consistent with the interest rate associated with the Facility Agreement. We updated our IDB purchase accounting in the second quarter of 2018, which affected the fair value of inventory, intangible assets and the total purchase price, resulting in a change in estimate for intangible asset amortization, the amortization of the inventory basis step up and non-cash interest expense. The change in the estimated purchase price accounting allocations and amounts resulted in a cumulative six-month year-to-date net increase to cost of goods sold of $2,674 (amortization of the inventory step-up value, partially offset by reduced intangible amortization), and a net reduction of year-to-date non-cash interest expense of $293, of which $1,103 and $280 relate to the three months ended March 31, 2018.

We recorded the two $25,000 deferred payments to Medicines at fair value, and we are accreting them to $50,000 based on an effective interest rate of 21.1%. During the three and six months ended June 30, 2018, we recorded $ 2,263 and $4,098 of non-cash interest expense related to the accretion of these deferred payments. At June 30, 2018, the carrying values of the short-term and long-term liabilities were $22,436 and $20,202, respectively.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of the acquisition:

	Average useful life	Fair value
Developed product rights	13 to 17 years	$222,595
In-process research and development	Indefinite	19,859
Total intangible assets		$242,454

During the three and six months ended June 30, 2018, we recorded $3,345 and $7,824 of amortization expense related to the developed product rights. At June 30, 2018, the carrying value of the developed product rights was $214,771. For the three and six months ended June 30, 2018, IDB added $8,308 and $17,822 of revenue and $837 and $1,977 of grant income, respectively, to our unaudited consolidated results. It is impracticable to measure the effect IDB had on our net loss for the three and six months ended June 30, 2018, because IDB has been integrated into our existing operations and is not accounted for separately. Since the date of the acquisition, IDB’s results are reflected in our unaudited condensed consolidated financial statements.

Merger with Cempra

Cempra’s results have been reflected in our condensed consolidated financial statements since the date of our merger with them on November 3, 2017. As a result, we added $1,284 and $2,802 of grant income to our unaudited condensed consolidated results of operations in the three and six months ended June 30, 2018. We also incurred an additional $0 and $217 of acquisition-related expense in the three and six months ended June 30, 2018, related to the merger with Cempra. It is impracticable to measure the effect Cempra had on our net loss for the six months ended June 30, 2018, because Cempra has been integrated into our existing operations and is not accounted for separately.

Pro Forma Financial Information

The following unaudited pro forma information shows our results of operations as if the acquisition of IDB and merger with Cempra had been completed as of the beginning of fiscal 2017 and 2016, respectively. Adjustments have been made for the pro forma effects of Topic 606, interest expense and accretion related to the financing of the business combinations, loss on extinguishment of debt, accretion expense related to the IDB acquisition deferred and contingent payments, transaction costs, amortization of intangible assets recognized as part of the business combinations and the fair value gain on the warrant liability. The pro forma impact of IDB for the three and six months ended June 30, 2018, was not material.

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Pro forma revenue	$11,861	$41,075
Pro forma net loss	$(81,158)	$(144,852)

NOTE 12 – SEVERANCE AND EXIT COSTS

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

Most of the affected employees were notified that they would be terminated in connection with the change-in-control event in advance of the merger, and the Company recognized the associated severance costs when the liability became probable, which was after the merger closed. The postemployment benefits for the individuals include continued salary and benefits for a period of time determined by historical length of service to, and role with, the Company (up to six months for non-executives, 18 months for executives, and 24 months for the CEO), outplacement services and contractual or prorated bonuses. While all the affected employees were notified before or immediately after the merger, some of the termination dates were extended into 2018. A summary of activity in our severance accrual (included in accrued expenses or long-term liabilities on the condensed consolidated balance sheets) is below.

Balance - December 31, 2017	$6,721
Additional severance accruals (recorded in SG&A)	1,427
Bonus to be paid as severance	223
Severance payments	(4,696)
Balance - June 30, 2018	$3,675

On June 30, 2018, $3,389 was included in accrued expenses and $317 was included in long-term liabilities. We also recognized $143 and $218 of additional stock-based compensation expense related to the acceleration of equity awards for terminated employees under ASC 718 as severance expense during the three and six months ended June 30, 2018.

In the second quarter of 2018, we vacated a significant portion of our office facilities in Chapel Hill, North Carolina. As a consequence, we recorded an estimated lease exit liability of $556. The lease exit liability was determined by computing the fair value of the remaining lease payments, net of any projected sub-lease rentals. A summary of activity in our lease liability is below.

Balance - December 31, 2017	$-
Fair value of lease liability recognized	556
Amortization (recorded in SG&A)	(120)
Balance - June 30, 2018	$436

We recognized $120 and $120 of amortization related to this lease liability in the three and six months ended June 30, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. We are not currently generating revenue from operations that is significant relative to its level of operating expenses and do not anticipate generating revenue sufficient to offset operating costs in the short-term to mid-term. We have incurred losses from operations since our inception and had an accumulated deficit of $647,863 as of June 30, 2018 and we expect to incur substantial expenses and further losses in the foreseeable future for the research, development, and commercialization of our product candidates and approved products. Because of these circumstances, it is possible that our current operating plans, existing cash and cash collections from existing revenue arrangements and product sales may not be sufficient to fund our operations for the next 12 months.

In May 2018, the Company successfully completed a follow-on offering in which we raised proceeds, net of issuance costs, of $115.3 million, strengthening the financial position of the Company. We plan to further strengthen our cash position by achieving our revenue targets from our lead product, Baxdela as well as the assets we acquired the Infectious Disease assets from Medicines, where we now have four on market products generating revenue. In addition, Melinta has, and will continue to undertake, a robust process to identify partners to which we intend to out-license products in our portfolio outside the United States. We are currently in discussions with several parties to out-license certain products which would increase our license revenues. Also, if needed, we plan to access additional capacity under our existing Deerfield Facility, where we can draw an additional $50.0 million, dependent on the achievement of certain sales milestones. We also plan to put a working capital revolver in place for up to $20.0 million, that would provide additional funding to Melinta under the Deerfield Facility, which is subject to certain conditions.

Should we be unable to adequately finance the Company, the Company’s business, result of operations, liquidity and financial condition would be materially and negatively affected, and we would be unable to continue as a going concern. Additionally, there can be no assurance that we will achieve sufficient revenue or profitable operations to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Recent Developments

On January 5, 2018, we acquired the IDB from Medicines, including the capital stock of certain subsidiaries of Medicines and certain assets related to its infectious disease business, including Vabomere, Orbactiv and Minocin.

In connection with the acquisition of the IDB, we entered into a new financing agreement, the Facility Agreement, with an affiliate of Deerfield Management Company, L.P. (together with certain funds managed by Deerfield Management Company, L.P. (“Deerfield”)). The Facility Agreement provides up to $240.0 million in debt and equity financing, with a term of six years. Deerfield made an initial disbursement of $147.8 million in loan financing. The lender also purchased 3,127,846 shares of Melinta common stock for $42.2 million under the Facility Agreement, for a total initial financing of $190.0 million. The interest rate on the debt portion of this initial financing is 11.75%. The additional $50.0 million of debt financing is available, at our discretion, after we have achieved certain revenue thresholds, and, if drawn, will bear an interest rate of 14.75%. Pursuant to Facility Agreement, Deerfield also acquired warrants (held by certain funds managed by Deerfield) for the purchase of 3,792,868 shares of Melinta common stock at a purchase price per share of $16.50. Further, under the terms of the Facility Agreement, we are required to maintain a minimum cash balance of $25.0 million, and we are allowed to secure a revolver credit line of up to $20.0 million from a different lender.

Also, in connection with the acquisition of IDB, Melinta received $40.0 million in additional equity financing from existing and new investors. The proceeds from these arrangements, totaling $230.0 million, were used primarily to fund the acquisition of the IDB and retire the $40.0 million outstanding debt under a Loan and Security Agreement dated as of May 2, 2017, (the “2017 Loan Agreement”). See Note 4 to the Condensed Consolidated Financial Statements for further details on these debt and equity financing arrangements.

We raised another $115.3 million, net of issuance costs, in a public equity financing in May 2018.

In addition, in May 2018, we announced that we had entered into a partnership with the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”), under which Melinta will be awarded up to $6.2 million to support the development of the company’s investigational pyrrolocytosine compounds. CARB-X was established in 2016 by BARDA and the National Institute of Allergy and Infectious Diseases of the U.S. Department of Health and Human Services and the Wellcome Trust, a global charitable foundation dedicated to improving health, to accelerate pre-clinical product development in the area of antibiotic-resistant infections, one of the world’s greatest health threats. Under the terms of the partnership, we will receive an initial award of up to $2.3 million from CARB-X, with the possibility of $3.9 million in additional awards based on the achievement of certain project milestones. Our pyrrolocytosine compounds are a novel class of antibiotics from our ESKAPE Pathogen Program, a program based on Melinta’s proprietary drug discovery platform focused on developing breakthrough antibiotics for bacterial “superbugs” by targeting the bacterial ribosome.

In August 2018, the Centers for Medicare & Medicaid Services granted a new technology add-on payment (“NTAP”) for Vabomere when administered to Medicare patients in a hospital setting. The NTAP program will provide hospitals with a payment—in addition to the standard-of-care Diagnostic Related Group reimbursement—of up to 50% of the cost of Vabomere for a period of two to three years, beginning on October 1, 2018. This additional payment significantly reduces the cost of using Vabomere for hospitals.

Financial Overview

Revenue

Our product sales, net, consist of sales of Baxdela, Vabomere, Orbactiv, and Minocin, net of adjustments for discounts, chargebacks, rebates and other price adjustments. Contract research consists of reimbursement of development costs by licensees of Baxdela, principally associated with our CABP Phase 3 clinical trial, recognized over time as the underlying expense is incurred. License revenue consists of fees and milestones earned by licensing the right to distribute our products to companies in markets outside the United States and is generally recognized at the point in time when the fees or milestones are earned.

Cost of goods sold

Cost of goods sold consists of direct and indirect costs—including royalties for intellectual property supporting our products—to manufacture, store and distribute the product sold, as well as amortization expense related to the intangible assets supporting our products. All of our manufacturing and distribution is performed by third parties.

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

Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017

Revenue

We recorded product sales, net of adjustments for returns and other allowances, of $9.2 million and $21.0 million in the three and six months ended June 30, 2018, respectively.

During the second quarter of 2018, as part of the final integration steps related to the acquisition of infectious disease assets from Medicines, we aligned the supply chain and sales channels for Vabomere, Orbactiv and Minocin with Baxdela’s.  As a result of this integration, we were able to shorten the overall supply chain and sales cycle, while reducing fees that we pay to third-party logistics providers and to wholesalers to distribute our products.  This transition had the effect of removing approximately one month of inventory from our sales channel, creating a one-time negative impact on sales of $2.7 million, of which the majority was related to Orbactiv. For the three and six months ended June 30, 2018, contract research revenue decreased $1.1 million and $0.7 million, respectively, compared to the three and six months ended June 30, 2017, due to lower expenses in the Baxdela CABP study, which is reimbursed 50% by Menarini. We completed the enrollment for the CABP study in July—which will reduced expenses—and we expect to achieve FDA approval for Baxdela for the CABP indication in 2019. As such, contract research revenue from Menarini will decrease significantly beginning in 2019.

Cost of goods sold for the three and six months ended June 30, 2018, was $11.0 million and $18.7 million, respectively. Cost of goods sold includes the direct manufacturing cost of products sold and allocated manufacturing overhead, including royalties for intellectual property supporting our products. Cost of goods sold in the three and six months ended June 30, 2018 also includes $3.5 million and $8.2 million, respectively, of amortization of product rights (intangible assets) and $3.1 million and $3.1 million, respectively, for amortization of the step-up basis of inventory resulting from the purchase accounting for the IDB acquisition. We updated our IDB purchase accounting in the second quarter of 2018, which affected the fair value of inventory and intangible assets, resulting in a change in estimate for intangible asset amortization of $2.7 million and the amortization of the inventory basis step up. In addition, during the second quarter of 2018, we recognized charges of $1.8 million related to certain of our product inventories that we expect will not be sold prior to expiration. Also, in the second quarter of 2018, we recognized charges of $0.5 million related to our plan to sell, below cost, on-hand Baxdela inventory to one of our partners for use in clinical studies.

Research and Development Expense

For the three and six months ended June 30, 2018, our research and development expense increased $1.7 million and $4.9 million, respectively, compared to the three and six months ended June 30, 2017.

For the three-month period ended June 30, 2018, these increases were driven primarily by:

•	$2.7 million for development activities, principally clinical studies, supporting Vabomere, Orbactiv and Minocin, as well as development of solithromycin;
•	$1.0 million higher expense for pharmacovigilance and other support expenses for our products; and
•	$0.1 million in early-stage research associated with our ESKAPE Pathogen Program.

These increases were partially offset by $2.1 million less of expenses related to the CABP study due to the early completion of enrollment.

For the six-month period ended June 30, 2018, these increases were driven primarily by:

•

$5.1 million for development activities, principally clinical studies, supporting the three products acquired from Medicines, Vabomere, Orbactiv and Minocin, as well as winddown expenses for our solithromycin study;

•	$0.9 million higher expense for pharmacovigilance and other support expenses for our products;
•	$0.3 million in early-stage research associated with our ESKAPE Pathogen Program.

These increases were partially offset by $1.7 million less expense related to the CABP study.

We have completed the enrollment for the CABP study, and we expect to achieve FDA approval for Baxdela for the CABP indication in 2019. In addition, we have terminated our agreement with BARDA for the development of solithromycin, which we expect to wind down during 2018. As such, the research and development expenses for these studies will decrease significantly in 2019. Also, while we have a grant arrangement in place with CARB-X, we do not expect that our research and development expenses will increase significantly as a result. The reimbursement for research and development costs under our license agreements and under our BARDA and CARB-X grant arrangements is classified in “contract research” and “other income” in our Statement of Operations, respectively.

Selling, General and Administrative Expense

For the three and six months ended June 30, 2018, selling, general and administrative expense increased $27.2 million and $53.9 million, respectively, compared to the three and six months ended June 30, 2017.

For the three-month period ended June 30, 2018, these increases were driven primarily by:

•

employee costs of $13.1 million due to the planned expansion of our commercial and sales team to support sales of our four products—most of this workforce was not present in the prior year period, including 35 new salespeople hired during the current year period;

•	commercial support and expenses of $3.7 million related to the launch of Baxdela and the acquisition of IDB in the first quarter of 2018;
•	medical education of $2.1 million to support our products;
•	administrative personnel expenses of $4.4 million due to the Cempra merger, acquisition of IDB and general growth of the company;
•	consulting and transition services of $0.6 million to support the merger with Cempra and IDB acquisition;
•	legal and patent expenses of $1.7 million, driven by the two transactions and increased number of patents, as well as our follow-on financing;
•	severance expense of $0.5 million related to postemployment benefits for departing employees;
•	facility and overhead expenses of $0.7 million due to the addition of Cempra’s facilities and our new office in New Jersey; and
•	professional services of $0.3 million driven by our transition to a publicly traded company.

For the six-month period ended June 30, 2018, these increases were driven primarily by:

•	employee costs of $24.3 million due to the planned expansion of our commercial and sales team to support sales of our four products—most of this workforce was not present in the prior year period;
•	commercial support and expenses of $8.6 million related to the launch of Baxdela and the acquisition of IDB in the first quarter of 2018;
•	medical education of $4.2 million to support our products;
•	administrative personnel expenses of $8.1 million due to the Cempra merger, acquisition of IDB and general growth of the company
•	consulting and transition services of $2.6 million to support the Cempra merger and IDB acquisition;
•	legal and patent expenses of $1.9 million, driven by the two transactions and increased number of patents;
•	severance expense of $2.1 million related to postemployment benefits for departing employees;
•	facility and overhead expenses of $0.9 million due to the addition of Cempra’s facilities and our new office in New Jersey; and
•	professional services of $1.3 million driven by our transition to a publicly traded company.

Other Income (Expense), Net

Other expense increased by $3.4 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, due principally to higher cash and non-cash interest expense of $10.7 million this year, compared with $1.8 million in the prior year period, due to higher levels of debt and accretion of the liabilities recorded in connection with the Facility Agreement. This was partially offset by higher unrealized fair value gains on the warrant liability of $2.4 million and grant income of $2.1 million. In addition, we did not incur a loss on extinguishment of debt in the current year; we incurred a $0.6 million loss on extinguishment of debt in 2017. See Note 4 to the Condensed Consolidated Financial Statements for further details on the warrant liability.

Other income increased by $12.4 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, due principally to the $26.5 million change in the fair value of the warrant liability and $4.8 million of grant income during the period. This income was partially offset by a $17.5 million increase in cash and non-cash interest expense due to higher debt levels and accretion of the liabilities recorded in connection with the Facility Agreement, as well as a $2.6 million loss on debt extinguishment in connection with the refinance of our $40.0 million loan that we entered into in June 2017, replaced by the Facility Agreement in January 2018.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in our 2017 Annual Report on Form 10-K and Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Condensed Consolidated Financial Statements, which includes further information about recently issued accounting pronouncements. There were no material changes in our critical accounting policies since the filing of our 2017 Annual Report on Form 10-K, other than disclosed herein. The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles (“U.S. GAAP”) in the United States requires management to make certain estimates and assumptions that affect the amount of reported revenue and expenses, assets and liabilities, disclosure of contingent assets and liabilities, and other financial information. In addition, our reported financial condition and results of operations could vary due to a change in the application, or adoption, of an accounting standard.

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

We engage a third-party professional service provider to assist us in determining the fair values of the purchase consideration, assets acquired, and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to contingent liabilities associated with the purchase price and intangible assets, such as developed product rights and in-process research and development programs. Critical estimates that we have used in valuing these elements include, but are not limited to, future expected cash flows using valuation techniques (i.e., Monte Carlo simulation models) and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

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

Changes to contingent consideration obligations can result from adjustments related, but not limited, to changes in discount rates and the number of remaining periods to which the discount rate is applied, updates in the assumed achievement or timing of any development or commercial milestone or changes in the probability of certain clinical events, changes in our forecasted sales of products acquired, the passage of time and changes in the assumed probability associated with regulatory approval. At the end of each reporting period, we revalue these obligations and record increases or decreases in their fair value in selling, general and administrative expenses within the accompanying condensed consolidated statements of operations. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, any change in the assumptions described above, could have a material impact on the amount we may be obligated to pay as well as the results of our unaudited condensed consolidated results of operations in any given reporting period. During the six months ended June 30, 2018, we did not record any adjustments to the liabilities discussed above.

In-Process Research and Development

The cost of in-process research and development, (“IPR&D”), acquired directly in a transaction other than a business combination, is capitalized if the projects have an alternative future use; otherwise it is expensed. The fair values of IPR&D projects acquired in business combinations are recorded as intangible assets. Several methods may be used to determine the estimated fair value of the IPR&D acquired in a business combination. We utilize the income approach (multi-period excess earnings method) where we forecast future revenue and cash flow for the IPR&D assets, deduct contributory asset charges, and then discount them to present value using an appropriate discount rate. This analysis is performed for each project independently. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. The IPR&D assets are tested for impairment at least annually or when a triggering event occurs that could indicate a potential impairment. If circumstance indicate the IPR&D assets might be impaired, we will re-apply the income analysis to determine if we need to adjust their carrying value.

Inventory Obsolescence

At June 30, 2018, and December 31, 2017, we reported inventory of $34.0 million and $10.8 million, respectively (net of inventory reserves of $2.4 million and $0.0 million, respectively). Each quarter we review for excess inventories and assess the net realizable value. There are many factors that management considers in determining whether or not the amount by which a reserve should be established. These factors include the following:

•	expected future usage;
•	expiry dating for finished goods;
•	whether or not a customer is obligated by contract to purchase the inventory;
•	historical consumption experience; and
•	other risks of obsolescence.

After reviewing the factors listed above, we recorded a reserve for inventory totaling $2.4 million based on our current sales projections and plans to sell certain dated inventory below our cost to our European partner for use in its clinical studies. If circumstances related to the above factors change, there could be a material impact on the net realizable value of the inventories in future periods.

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

The market approach measures the fair value of a reporting unit through the analysis of recent sales, offerings, and financial multiples (sales or earnings before interest, tax, depreciation and amortization ) of comparable businesses. Consideration is given to the financial conditions and operating performance of the reporting unit being valued relative to those publicly-traded companies operating in the same or similar lines of business.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the goodwill impairment test will prove to be an accurate prediction of future results.

Revenue Recognition for Product Sales

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). For further information regarding the adoption of Topic 606, see Note 12 to the  Condensed Consolidated Financial Statements included herein.

Historically, substantially all our revenue was related to licensing and contract research arrangements related to our Baxdela product and we did not sell any products. Beginning in the first quarter of 2018, as a result of both the acquisition of IDB and the launch of Baxdela, we now distribute Baxdela, Vabomere, Orbactiv, and Minocin products commercially in the United States. While we sell some of our products directly to certain hospitals and clinics, the majority of our product sales are made to wholesale customers who subsequently resell our products to hospitals or certain medical centers, specialty pharmacy providers and other retail pharmacies. The wholesaler places orders with us for sufficient quantities of our products to maintain an appropriate level of inventory based on their customers’ historical purchase volumes and demand. We recognize revenue once we have transferred physical possession of the goods and the wholesaler obtains legal title to the product and accepts responsibility for all credit and collection activities with the resale customer.

The transaction price for our product sales includes several elements of variable consideration. In addition, we enter into arrangements with certain customers, as well as health care providers and payers that purchase our products from wholesalers, that provide for government mandated and/or privately negotiated rebates, chargebacks and discounts with respect to the purchase of our products. The amount of revenue that we recognize upon the sale to the wholesaler, which is our estimate of the ultimate transaction price, reflects the amount we expect to be entitled to in connection with the sale and transfer of control of product to the end customers. At the time of sale, which is when our performance obligation under the sales contracts are complete, we record product revenues net of applicable reserves for various types of variable consideration, most of which are subject to constraint, while also considering the likelihood and the magnitude of any revenue reversal, based on our estimates of channel mix. The types of variable consideration in our product revenue are as follows:

•	Prompt pay discounts
•	Product returns
•	Chargebacks and customer rebates
•	Fee-for-service
•	Government rebates
•	Commercial payer and other rebates
•	GPO administration fees
•	MelintAssist voluntary patient assistance programs

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

Product Returns – In our assessment of the potential for the reversal of significant revenue for product sales, a significant judgment inherent in product sales relates to our estimation of future product returns. Generally, our customers have the right to return any unopened product during the 18-month period beginning six months prior to the labeled expiration date and ending 12 months after the labeled expiration date. Where historical rates of return exist, we use those rates as a basis to establish a returns reserve for product shipped to wholesalers. For our newly launched products, for which we currently do not have history of product returns, we estimate returns based on third-party industry data for comparable products in the market and our other products’ returns history. As we distribute our products and establish historical sales over a longer period of time (i.e., two years), we will be able to place more reliance on historical purchasing and return patterns of our customers when evaluating our reserves for product return. While we believe that our returns reserve is sufficient to avoid a significant reversal of revenue in future periods, if we were to increase or decrease the rate by 1%, it would have impacted revenue by $0.1 million and $0.3 million in the three and six months ended June 30, 2018, respectively.

At the end of each reporting period, for any of our products, we may decide to constrain revenue for product returns based on information from various sources, including channel inventory levels, product dating, sell-through data, price changes of competitive products and introductions of generic products. At March 31, 2018, incremental to the historical returns rate, we increased our returns reserve by approximately $0.3 million due to risk factors that were present in connection with the initial stocking of inventory for the launch of our new products. We considered these factors again as of June 30, 2018, and maintained the reserve of $0.3 million.

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

Government Rebates

There are three government rebate programs that we participate in: Medicaid, TRICARE and Medicare Part D.

Medicaid – The Medicaid Drug Rebate Program is a program that includes The Centers for Medicare and Medicaid Services, State Medicaid agencies, and participating drug manufacturers that helps to offset the federal and state costs of most outpatient prescription drugs dispensed to Medicaid patients. The program requires a drug manufacturer to enter into, and have in effect, a national rebate agreement with the Secretary of the Department of Health and Human Services (‘HHS’) in exchange for state Medicaid coverage of most of the manufacturer’s drugs. The Medicaid Drug Rebate Program is jointly funded by the states and the federal government. The program reimburses hospitals, physicians, and pharmacies for providing care to qualifying recipients who cannot finance their own medical expenses.

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

TRICARE – TRICARE is a benefit established by law as the health care program for uniformed service members, retired service members, and their families. We must pay the Department of Defense (“DOD”) refunds for drugs entered into the normal commercial chain of transactions that end up as prescriptions given to TRICARE beneficiaries and paid for by the DOD. The refund amount is the portion of the price of the drug sold by us that exceeds the federal ceiling price. Refunds due to TRICARE are based solely on utilization of pharmaceutical agents dispensed through a TRICARE Retail Pharmacy to DOD beneficiaries. A DOD Retail Refund Pricing Agreement is signed and executed between the manufacturer and the Defense Health Agency.

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

Commercial Payer and Other Rebates – We contract with certain private payer organizations, primarily insurance companies and PBMs, for the payment of rebates with respect to utilization of Baxdela and contracted formulary status. We estimate these rebates and record reserves for such estimates in the same period the related revenue is recognized. Currently, the reserve for customer payer rebates considers future utilization, based on third party studies of payer prescription data, for product that remains in the distribution and retail pharmacy channel inventories at the end of each reporting period. As we distribute our products and establish historical sales over a longer period of time (i.e., more than two years), we will be able to place more reliance on historical data related to commercial payer rebates (i.e., actual utilization units) while continuing to rely on third party data related to payer prescriptions and utilization. In addition, we offer rebates to certain customers based on the volume of product purchased over fixed periods of time.

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

MelintAssist – We offer voluntary patient assistance programs for oral prescriptions, such as savings/co-pay cards, which are intended to provide financial assistance to qualified patients with full or partial prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue but remains in the distribution and pharmacy channel inventories at the end of each reporting period.

Given that there is a range of possible consideration amounts, we use the expected value method, as this is an appropriate estimate of the amount of variable consideration. In assessing whether to constrain the related revenue, we consider both the likelihood and the magnitude of revenue reversals.

Product Sales Sensitivity Related to Variable Consideration

In assessing whether to constrain revenue for our various discounts, product returns, chargebacks, fees-for-services and other rebate and discount programs, we considered both the likelihood and the magnitude of the revenue reversal, as discussed above. The total transaction price and consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. As a sensitivity measure, the effect of constraining all variable consideration, in a manner that would result in the highest amount of revenue reversal, would have the effect of increasing our sales allowance reserves by $0.3 million at June 30, 2018.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses from operations since our inception. and had an accumulated deficit of $647.9 million as of June 30, 201 8, and we expect to incur substantial expenses and further losses in the short term for the research, development and commercialization of our product candidates and approved products. Our future cash flows are dependent on key variables such as level of sales achievement, our success with out-licensing products in our portfolio and our ability to access additional debt capital under our Deerfield Facility or the working capital revolver allowed under the Deerfield Facility.

In May 2018, the Company successfully completed a follow-on offering in which we raised proceeds, net of issuance costs, of $115.3 million, strengthening the financial position of the Company. We plan to further strengthen our cash position by achieving our revenue targets from our lead product, Baxdela as well as the assets we acquired the Infectious Disease assets from Medicines, where we now have four on market products generating revenue. In addition, Melinta has, and will continue to undertake, a robust process to identify partners to which we intend to out-license products in our portfolio outside the United States. We are currently in discussions with several parties to out-license certain products which would increase our license revenues. Also, if needed, we plan to access additional capacity under our existing Deerfield Facility, where we can draw an additional $50.0 million, dependent on the achievement of certain sales milestones. We also plan to put a working capital revolver in place for up to $20.0 million, that would provide additional funding to Melinta under the Deerfield Facility, which is subject to certain conditions.

As an early commercial-stage company, we have not yet demonstrated the ability, as a company, to successfully commercialize and launch a product candidate or market and sell products, and our marketed products have very limited sales history, with Baxdela and Vabomere launching in recent months, and Orbactiv and Minocin launching in 2014 and 2015, respectively. As such, even if we obtain sufficient capital to support our operating plan, it is possible that we may fail to appropriately estimate the timing and amount of our funding requirements and we may need to seek additional funding sooner, and in larger amounts, than we currently anticipate.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Six Months Ended June 30, 2018
	2018	2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$(105,749)	$(14,435)
Investing activities	(169,310)	(2,593)
Financing activities	296,759	28,878
Net increase in cash and equivalents	$21,700	$11,850

Operating Activities. Net cash used in operating activities for the six months ended June 30, 2018 and 2017, was $105.7 million and $14.4 million, respectively. In 2018, the primary use of cash was related to supporting our commercial activities, in addition to development and discovery research activities for our product candidates and support for our general and administrative functions. We used $91.3 million more in operations during 2018 due primarily to higher operating expenses, excluding non-cash and debt extinguishment expenses, of $70.3 million, driven by the IDB acquisition and launch of Baxdela during the year. The increase in cash used in operations year-over-year was driven higher by changes in working capital accounts totaling $21.0 million.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2018, of $169.3 million was related principally to the purchase of the IDB assets of $166.4 million, as well as a $2.0 million installment payment for intellectual property and $0.9 million for purchases of equipment. Net cash used in investing activities for the six months ended June 30, 2017, related to the purchases of equipment.

Financing Activities. Net cash provided by financing activities of $296.8 million for the six months ended June 30, 2018, consisted of:

•	$190.0 million provided by the facility agreement;
•	$6.5 million used for debt issuance costs;
•	$40.0 million used for payment of notes payable, as well as $2.2 million for debt extinguishment; and
•	$155.8 million provided by additional equity funding.

Net cash provided by financing activities of $28.9 million for the six months ended June 30, 2017, consisted principally of proceeds from the issuance of notes payable of $30.0 million, proceeds from the issuance of convertible notes payable of $24.5 million and proceeds from stock option exercises of $0.1 million, partially offset by principal payments on our notes payable of $24.5 million and debt extinguishment costs of $1.2 million.

Funding Requirements

We receive reimbursement from Menarini under our license agreement for a portion of our ongoing Phase 3 CABP clinical trial development expenses, generally within one quarter of the recognition of the expenses. In the three and six months ended June 30, 2018, we engaged in reimbursable activities worth $2.9 million and $5.8 million, respectively; we also received $3.4 million from Menarini early in the second quarter of 2018 for expenses incurred in the fourth quarter of 2017. We recently completed a follow-on public offering in which we raised proceeds, net of issuance costs, of $115.3 million, significantly strengthening the financial position of the company. In addition, we have an incremental $50.0 million of debt financing available under the Facility Agreement with Deerfield (after we meet the conditions set by Deerfield), as well as the option of pursuing a $20.0 million revolving credit agreement.

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

In addition, we are exploring other partnerships and collaborations to assist with the funding of the operations of the Company. In connection with the IDB transaction, we entered into the Facility Agreement. The Facility Agreement provides up to $240.0 million in debt and equity financing, with a term of six years. Under the form of the agreement, Deerfield made an initial disbursement of $147.8 million in loan financing. The lender also purchased 3,127,846 shares of Melinta common stock for $42.2 million under the Facility Agreement, for a total initial financing of $190.0 million. The interest rate on the debt portion of this initial financing is 11.75%. The additional $50.0 million of debt financing is available, at our discretion, after we have achieved certain revenue thresholds, and, if drawn, will bear an interest rate of 14.75%. Pursuant to the Facility Agreement, Deerfield also acquired warrants (held by certain funds managed by Deerfield) for the purchase of 3,792,868 shares of Melinta common stock at a purchase price per share of $16.50. Under the terms of the Facility Agreement, we are able to secure a revolver credit line of up to $20.0 million. Deerfield holds a first lien on all of our assets, including our intellectual property, but would hold a second lien behind a revolver for working capital accounts. The Facility Agreement allows for prepayment beginning in January 2021, with prepayment penalties equal to 2% plus a percentage of annual interest at the time of prepayment ranging between 25% and 75%. The Facility Agreement, while it is outstanding, will limit our ability to raise debt financing in future periods outside of the $20.0 million revolver permitted under the arrangement. The Facility Agreement has a financial maintenance covenant requiring us to maintain a minimum cash balance of $25.0 million and a requirement that we achieve product sales of at least $45.0 million during 2018. (See Note 4 for the accounting treatment of the Facility Agreement.)

We expect to continue to incur significant losses for the foreseeable future, as we continue the development of, and seek regulatory approvals for, our product candidates, continue to advance products generated from our ESKAPE Pathogen Program platform and commercialize our approved products. We are also subject to the risks associated with the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business operations. Additionally, we expect to incur additional costs associated with operating as a public company and may need substantial additional funding in connection with our continuing operations, commercial, discovery and product development activities.

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

With the Cempra and IDB transactions recently completed, we believe we are now well positioned to add both internally- and externally-developed products to our portfolio while adding minimal new costs, given our infrastructure that is now in place. As such, we may selectively pursue the addition of externally-developed products to our portfolio, adding to our existing marketed products and pipeline.

Until we can generate a sufficient amount of revenue from our products, we expect to finance our future cash needs through public or private equity or debt financings, or through other sources such as potential collaboration and license agreements.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with clinical research organizations for clinical trials, contract manufacturers for product and clinical supply manufacturing, and with vendors for marketing activities, pre-clinical research studies, research supplies and other services and products for operating purposes. The majority of these contracts generally provide for termination on notice and therefore we believe that our non-cancelable obligations under these agreements are not material. However, in connection with the IDB acquisition, we assumed manufacturing contracts under which, as of June 30, 2018, we have non-cancelable purchase obligations totaling $89.1 million over the next 5 years, $38.7 million of which is payable in the next 12 months.

In addition, in March 2018, we signed a lease for 21,681 square feet of office space in Morristown, New Jersey. The lease commenced in June 2018 and has an approximately six-year term, with the option to extend the lease for an additional five years. Rent payments will average approximately $0.6 million per year and will commence in early 2019.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Recent Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements for discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the quarter ended June 30, 2018. For additional information regarding market risk, refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2017 Annual Report on Form 10-K.

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

PART II—OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. Certain of these risk factors were updated in our prospectus supplement filed with the SEC on May 25, 2018.

Item 6. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Filed	Exhibit Number	Filed Herewith

10.1	2018 Stock Incentive Plan +	DEF 14A	05/11/18

10.2	Amendment No. 1 to D. Wechsler Employment Agreement, dated May 17, 2018 +				X

10.3	Form of Option Agreement	8-K	06/14/18

10.4	Form of Option Agreement	8-K	06/14/18

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	Financials in XBRL format.				X

+	The exhibit contains a management contract, compensatory plan or arrangement which is required to be identified in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELINTA THERAPEUTICS, INC.

Dated: August 9, 2018	By:	/s/ Daniel M. Wechsler
Daniel M. Wechsler
Chief Executive Officer

Dated: August 9, 2018	By:	/s/ Paul Estrem
Paul Estrem
Chief Financial Officer