Form 10-Q
period 2018-09-30
MELINTA THERAPEUTICS, INC. /NEW/
filed 2018-11-07
CIK 1461993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of November 2, 2018, there were 56,020,254 shares of the registrant’s common stock, $0.001 par value, outstanding.

MELINTA THERAPEUTICS, INC.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
MELINTA THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and equivalents	$83,795	$128,387
Trade receivables	8,073	—
Other receivables	30,831	7,564
Inventory	36,028	10,825
Prepaid expenses and other current assets	6,343	2,988
Total current assets	165,070	149,764
Property and equipment, net	2,312	1,596
In-process research and development	19,859	—
Other intangible assets	217,616	7,500
Goodwill	17,757	—
Other assets	59,688	1,413
Total assets	$482,302	$160,273
Liabilities
Current liabilities
Accounts payable	$16,262	$7,405
Accrued expenses	25,788	24,041
Warrant liability	2,617	—
Deferred purchase price and contingent consideration	46,103	—
Contingent milestone payments	28,500	—
Accrued interest on notes payable	4,389	284
Total current liabilities	123,659	31,730
Long-term liabilities
Notes payable, net of debt discount	108,976	39,555
Deferred revenues	—	10,008
Contingent consideration	12,626
Other long-term liabilities	2,261	6,644
Total long-term liabilities	123,863	56,207
Total liabilities	247,522	87,937
Commitments and contingencies
Shareholders' Equity
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2018, and December 31, 2017, respectively	—	—
Common stock; $.001 par value; 80,000,000 shares authorized; 56,015,254 and 21,998,942 issued and outstanding at September 30, 2018, and December 31, 2017, respectively	56	22
Additional paid-in capital	910,447	644,973
Accumulated deficit	(675,723)	(572,659)
Total shareholders’ equity	234,780	72,336
Total liabilities and shareholders’ equity	$482,302	$160,273

The accompanying notes are an integral part of these condensed consolidated financial statements

MELINTA THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Product sales, net	$11,028	$—	$32,026	$—
Contract research	3,036	3,191	8,901	9,728
License	20,014	—	20,014	19,905
Total revenue	34,078	3,191	60,941	29,633
Operating expenses:
Cost of goods sold	13,393	—	32,068	—
Research and development	13,065	10,884	45,007	37,876
Selling, general and administrative	34,287	10,304	103,857	25,976
Total operating expenses	60,745	21,188	180,932	63,852
Loss from operations	(26,667)	(17,997)	(119,991)	(34,219)
Other income (expense):
Interest income	248	7	521	25
Interest expense	(11,477)	(2,381)	(32,332)	(5,765)
Change in fair value of warrant liability	4,172	701	30,646	335
Loss on extinguishment of debt	—	—	(2,595)	(607)
Other income	62	34	98	95
Reversal of loss contract	5,330	—	5,330	—
Grant income	472	—	5,251	—
Other income (expense), net	(1,193)	(1,639)	6,919	(5,917)
Net loss	$(27,860)	$(19,636)	$(113,072)	$(40,136)
Accretion to redemption value of convertible preferred stock	—	(5,720)	—	(17,161)
Net loss attributable to common shareholders	(27,860)	(25,356)	(113,072)	(57,297)
Basic and diluted net loss per share	$(0.50)	$(857.35)	$(2.66)	$(1,975.69)
Basic and diluted weighted average shares outstanding	56,012,537	29,575	42,501,123	29,001

The accompanying notes are an integral part of these condensed consolidated financial statements

MELINTA THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

The accompanying notes are an integral part of these condensed consolidated financial statements

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(113,072)	$(40,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,887	368
Non-cash interest expense	19,312	4,174
Share-based compensation	4,041	1,628
Change in fair value of warrant liability	(30,646)	(335)
Loss on disposal of assets	—	14
Loss on extinguishment of debt	2,595	607
Reversal of loss contract	(5,330)	—
Provision for inventory obsolescence	7,056	—
Asset impairment	381	—
Changes in operating assets and liabilities
Receivables	(21,463)	(7,071)
Inventory	(10,872)	(5,997)
Prepaid expenses and other current assets	(314)	922
Accounts payable	7,782	7,303
Accrued expenses	(7,012)	4,278
Accrued interest on notes payable	4,105	101
Deferred revenues	—	1,000
Deposits on inventory	(40,622)	—
Other non-current assets and liabilities	462	(459)
Net cash used in operating activities	(170,710)	(33,603)
Investing activities
IDB acquisition	(166,383)	—
Purchases of intangible assets	(2,000)	(3,500)
Purchases of property and equipment	(1,443)	(791)
Net cash used in investing activities	(169,826)	(4,291)
Financing activities
Proceeds from financing (see Note 4):
Proceeds from the issuance of notes payable	111,421	40,000
Costs associated with the issuance of notes payable	(6,455)	—
Proceeds from the issuance of warrants	33,264	—
Proceeds from the issuance of royalty agreement	1,472	—
Purchase of notes payable disbursement option	(7,609)	—
Proceeds from issuance of common stock, net, to lender	51,452	—
Other financing activities:
Proceeds from issuance of common stock, net	155,273	—
Proceeds from the issuance of convertible notes payable	—	24,526
Debt extinguishment	(2,150)	(1,240)
IDB acquisition contingent payments	(727)	—
Proceeds from the exercise of stock options, net of cancellations	3	95
Principal payments on notes payable	(40,000)	(24,503)
Net cash provided by financing activities	295,944	38,878
Net change in cash and equivalents	(44,592)	984
Cash, cash equivalents and restricted cash at beginning of the period	128,587	11,409
Cash, cash equivalents and restricted cash at end of the period	$83,995	$12,393
Supplemental cash flow information:
Cash paid for interest	$13,259	$1,376
Supplemental disclosure of non-cash financing and investing activities:
Accrued payments for intangible assets	$—	$4,000
Accrued purchases of fixed assets	$229	$15
Accrued notes payable issuance costs	$—	$1,156

The accompanying notes are an integral part of these condensed consolidated financial statements

MELINTA THERAPEUTICS, INC.
September 30, 2018
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data or as otherwise noted)
(Unaudited)
NOTE 1 – FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared assuming Melinta Therapeutics, Inc. (the “Company,” “we,” “us,” “our,” or “Melinta”) will continue as a going concern. We are not currently generating revenue from operations that is sufficient to cover our operating expenses and do not anticipate generating revenue sufficient to offset operating costs until at least 2020. We have incurred losses from operations since our inception and had an accumulated deficit of $675,723 as of September 30, 2018, and we expect to incur substantial expenses and further losses in the short term for the development and commercialization of our product candidates and approved products. In addition, we have substantial commitments in connection with our acquisition of the infectious disease business of The Medicines Company ("IDB") that we completed in January 2018, including payments related to deferred purchase price consideration, assumed contingent liabilities and the purchase of inventory.

Our future cash flows are dependent on key variables such as the level of sales achievement of our four marketed products, our ability to access additional debt capital under our Deerfield Facility, and our ability to finance the Company with the issuance of debt or equity financings. Our Deerfield Facility provides for $50,000 in additional capital if we meet certain sales milestones and allows us to secure a working capital revolving line of credit of up to $20,000, the utilization of which would be dependent on our levels of accounts receivable and finished goods inventory. In addition, there are certain financial-related covenants under our Deerfield Facility, including requirements that we (i) file an Annual Report on Form 10-K for the year ending December 31, 2018, with an audit opinion without a going concern qualification, (ii) maintain a minimum cash balance of $25,000, and (iii) achieve net revenue from product sales of at least $45,000 and $75,000, respectively, for the years ending December 31, 2018 and 2019.

Our operating forecasts include assumptions about our projected levels of sales growth, planned operating expenses, and other cash outflows. Revenue projections are inherently uncertain but have a higher degree of uncertainty in an early-stage commercial launch, which we have in Baxdela and Vabomere. Recent sales trends, combined with our current projections, are likely to limit our ability to draw the additional $50,000 from Deerfield until no earlier than the second half of 2019. In addition, after the payment of existing contractual obligations relating to the IDB acquisition and net cash outflows from our operations, our cash balances may not be sufficient to support compliance with our existing debt covenants in the first quarter of 2019. Further, we are unable to conclude that it is probable that managements' plans, discussed below, will be effectively implemented or, if implemented, will be effective in mitigating the risk that our current operating plans, existing cash and cash collections from existing revenue arrangements and product sales may not be sufficient to support compliance with our debt covenants and fund our operations for the next 12 months. As such, we believe there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We are focused on several initiatives to reduce our risk of default under the Deerfield Facility and reduce cash outflows. In November 2018, we put into place a plan under which we expect to significantly reduce future operating expenses (see Note 12), and we entered into a commitment letter with the Company’s largest shareholder - Vatera Healthcare Partners LLC (“Vatera”), pursuant to which Vatera has committed to purchase shares of the Company’s common stock for an aggregate purchase price of up to $75,000.We have the right to request funding of the commitment prior to December 31, 2018 in an amount not less than $50,000, upon at least 10 business days’ written notice to Vatera. The closing under the purchase agreement will be subject to stockholder approval to increase the Company’s authorized share capital and to approve the issuance under applicable Nasdaq rules, as well as other customary conditions. In addition, we are exploring options to modify the terms of certain liabilities to increase our liquidity over the next 12 to 18 months. However, there is no guarantee that we will be successful in executing any or all of these initiatives.

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
Other receivables consist of amounts billed, and amounts earned but unbilled, under our licensing agreements and our contracts with the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (“BARDA”). Receivables for license agreements are recorded as we achieve the requirements of the agreements, and receivables under the BARDA contracts are recorded as qualifying research activities are conducted and invoices from our vendors are paid. Unbilled receivables are also recorded based upon work estimated to have been completed for which we have not paid vendor invoices.
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
A significant portion of our trade receivables is due from three large wholesaler customers for our products, which constitute 35%, 28% and 25%, respectively, of our trade receivable balance at September 30, 2018.
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
Fair Value of Financial Instruments—The carrying amounts of our financial instruments, which include cash and cash equivalents, trade and other receivables, accounts payable, accrued expenses, and notes payable approximated their fair values at September 30, 2018, and December 31, 2017.
Debt Issuance Costs—Debt issuance costs represent legal and other direct costs incurred in connection with our notes payable. These costs were recorded as debt issuance costs in the balance sheets  and amortized as a non-cash component of interest expense using the effective interest method over the term of the notes payable.
Long-Lived Assets—Long-lived assets consist primarily of property and equipment and intangible assets with a definite life. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. If impairment indicators are present, we assess whether the future estimated undiscounted cash flows attributable to the assets in question are greater than their carrying amounts. If these future estimated cash flows are less than carrying value, we then measure an impairment loss for the amount that carrying value exceeds fair value of the assets. We have not recorded any significant impairment charges to date with respect to our long-lived assets; however, in the three and nine months ended September 30, 2018, we recorded expense of $381 related to assets we disposed that we had previously purchased as part of a project to develop additional production capacity, which we decided to terminate in the quarter.
Amortization of intangible assets was $4.2 million and $12.5 million for the three and nine months ended September 30, 2018, respectively. No intangible asset amortization was recorded in 2017. Based on the intangible asset balances as of September 30, 2018, amortization expense is expected to be approximately $4.2 million for the remaining three months of 2018 and $17.0 million in each of the years 2019 through 2022.
Goodwill and Intangible Assets—Intangible assets consist of capitalized milestone payments for the licenses we use to make our products and the fair value of identifiable intangible assets, including in-process research and development (“IPR&D”), acquired in the IDB transaction. Given the uncertainty of forecasts of future revenue for our products, we amortize the cost of intangible assets on a straight-line basis over the estimated economic life of each asset, generally the exclusivity period of each associated product. Amortization for IPR&D does not begin until the associated product has received approval and sales have commenced, at which time the IPR&D is reclassified to intangible assets.
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
The Company tests its goodwill, IPR&D and indefinite-lived assets for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If the Company concludes it is more likely than not that the fair value of the asset under review is less than its carrying amount, a quantitative impairment test is performed. For its quantitative impairment tests, the Company uses both an income and market approach. The income approach involves an estimate of future cash flows based on internal projection models, industry projections and other assumptions deemed reasonable by management. The market approach utilizes analysis of recent sales, offerings, and financial multiples of comparable businesses. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the assets and potentially result in different impacts to the Company's results of operations. Actual results may differ from the company's estimates.
Revenue Recognition—On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-9, Revenue from Contracts with Customers (“Topic 606”), and all related amendments. For further information regarding the adoption of Topic 606, see the “Recently Issued and Adopted Accounting Pronouncements” section of this Note 2.
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
1)identify the contract(s) with a customer;
2)identify the performance obligations in the contract;
3)determine the transaction price;
4)allocate the transaction price to the performance obligations in the contract; and
5)recognize revenue when (or as) the entity satisfies a performance obligation.
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
In addition, as of September 30, 2018, we do not have any contract assets or liabilities and our contracts do not have any significant financing components. And, we have not capitalized contract origination costs.

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
In September 2018, we entered into a license agreement with Menarini, which grants to Menarini the exclusive right to market Vabomere, Orbactiv and Minocin in 68 countries in Europe, Asia-Pacific and the Commonwealth of Independent States. The agreement includes an upfront license fee of €17,000 (which we received in October 2018), a milestone payment of €15,000 upon European marketing approval for Vabomere (for which we expect a decision by the end of 2018), potential regulatory- and sales-based milestones, and sales-based royalties. We determined that Menarini is a customer and we should account for the agreement under Topic 606. We identified one performance obligation under the agreement, the delivery of the licensed rights. In addition, we agreed to supply the products to Menarini at a cost that we concluded did not incorporate a significant incremental discount. We provided Menarini immediate access to the licensed rights and, as such, we allocated the upfront payment entirely to the license and recognized revenue at the point in time when the licensed rights were delivered, in September 2018. We will recognize any future contingent consideration, including milestone payments or royalty revenue, at such time when the milestones or royalties have been achieved.
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

	Balance at December 31, 2017	Adjustments Due to Topic 606	Balance at January 1, 2018
Liabilities:
Deferred revenue	$10,008	$(10,008)	$—
Shareholders’ equity:
Accumulated deficit	$(572,659)	$10,008	$(562,651)

In connection with the adoption of Topic 606, we no longer recognize grant income as revenue (see Grant Income discussion below), but there was no change to the timing of historical recognition. Also, there was no change to the timing of recognition of contract revenue under our licensing agreements. However, unlike Topic 606, we believe that ASC 605 would have precluded revenue recognition for the recent launches of Baxdela and Vabomere™ for the initial stocking of product at wholesalers that had not sold through as of the end of the reporting period. As such, the following reflects what we believe our condensed consolidated balance sheet and condensed consolidated statement of operations would have been under ASC 605 compared to the recognition of revenue under Topic 606 as of, and for the three and nine months ended, September 30, 2018:

	Three Months Ended September 30, 2018
	Revenue Recognized	Adjustments Due to Topic 606	Pro Forma Balance Under ASC 605
Revenue:
Product sales, net	$11,028	$920	$11,948
Cost of goods sold	$13,393	$348	$13,741
Net loss	$(27,860)	$572	$(27,288)
Net loss per share	$(0.50)		$(0.49)

	Nine Months Ended September 30, 2018
	Revenue Recognized	Adjustments Due to Topic 606	Pro Forma Balance Under ASC 605
Revenue:
Product sales, net	$32,026	$(1,740)	$30,286
Cost of goods sold	$32,068	$(1,100)	$30,968
Net loss	$(113,072)	$(640)	$(113,712)
Net loss per share	$(2.66)		$(2.68)

	Balance at September 30, 2018	Adjustments Due to Topic 606	Pro Forma Balance Under ASC 605
Assets:
Prepaid and other current assets	$6,343	$1,100	$7,443
Liabilities:
Deferred revenue	$—	$10,008	$10,008
Shareholders' equity:
Accumulated deficit	$(675,723)	$(640)	$(676,363)

The table above does not reflect the reclassification of Grant income from Other income to Revenue under ASC 605. The reclassification would have no effect on net loss per share.
We have no outstanding performance obligations as of September 30, 2018, related to our licensing arrangements. Although we have agreements in place to supply Baxdela to our partners once they achieve regulatory approval in their respective territories, we concluded that the option to purchase Baxdela from us is not a material right because the product will not be priced at a significant discount. All performance obligations under our licensing arrangements were satisfied historically at a point in time. Variable consideration in the form of regulatory and sales-based milestones, which are payable under the terms of our licensing arrangements, has been constrained because of the risk of significant revenue reversal as in our revenue recognition policy included in this Note 2.
Further, we recognize contract research revenue from Menarini as we incur the reimbursable development costs. We expect to continue these development efforts through early 2019, although we expect the related revenue to decline through that time frame, as the associated development effort winds down.
Product Sales
Historically, substantially all our revenue was related to licensing and contract research arrangements related to our Baxdela product, and we did not sell any products. Beginning in January 2018, as a result of both the acquisition of IDB and the launch of Baxdela, we now distribute Baxdela, Vabomere, Orbactiv®, and Minocin® products commercially in the United States. While we sell some of our products directly to certain hospitals and clinics, the majority of our product sales are made to wholesale customers who subsequently resell our products to hospitals or certain medical centers, as well as specialty pharmacy providers and other retail pharmacies. The wholesaler places orders with us for sufficient quantities of our products to maintain an appropriate level of inventory based on their customers’ historical purchase volumes and demand. We recognize revenue once we have transferred physical possession of the goods and the wholesaler obtains legal title to the product and accepts responsibility for all credit and collection activities with the resale customer. In addition, we enter into arrangements with health care providers that purchase our products from wholesalers—as well as payers and certain other customers—that provide for government mandated and/or privately negotiated rebates, chargebacks and discounts with respect to the purchase of our products. The transaction price that we recognize as revenue reflects the amount we expect to be entitled to in connection with the sale and transfer of control of product to our customers. Variable consideration is only included in the transaction price, to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. At the time that our customers take control of the product, which is when our performance obligation under the sales contracts is complete, we record product revenues net of applicable reserves for various types of variable consideration, most of which are subject to constraint, while also considering the likelihood and the magnitude of any revenue reversal, based on our estimates of channel mix. The types of variable consideration in our product revenue are as follows:

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
Product returns – Generally, our customers have the right to return any unopened product during the 18-month period beginning six months prior to the labeled expiration date and ending 12 months after the labeled expiration date. Where historical rates of return exist, we use history as a basis to establish a returns reserve for product shipped to wholesalers. For our newly launched products, for which we currently do not have history of product returns, we estimate returns based on third-party industry data for comparable products in the market. As we distribute our products and establish historical sales over a longer period of time (i.e., two years), we will be able to place more reliance on historical purchasing and return patterns of our customers when evaluating our reserves for product return.

At the end of each reporting period for any of our products, we may decide to constrain revenue for product returns based on information from various sources, including channel inventory levels and dating and sell-through data, the expiration dates of product currently being shipped, price changes of competitive products and introductions of generic products. In the three and nine months ended September 30, 2018, we increased our returns reserve by $0.5 million and $0.8 million, respectively, due to risk factors that were present in connection with the initial stocking of inventory for the launch of our new products.
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
Fees-for-service – We offer discounts and pay certain wholesalers service fees for sales order management, data, and distribution services which are explicitly stated at contractually determined rates in the customer’s contracts. In assessing if the consideration paid to the customer should be recorded as a reduction of the transaction price, we determine whether the payment is for a distinct good or service or a combination of both. Since our wholesaler fees are not specifically identifiable, we do not consider the fees separate from the wholesaler's purchase of the product. Additionally, wholesaler services generally cannot be provided by a third party. Because of these factors, the consideration paid is considered a reduction of revenue. We estimate our fee-for-service accruals and allowances based on historical sales, wholesaler and distributor inventory levels and the applicable discount rate.
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
At the end of each reporting period, we adjust our allowances for cash discounts, product returns, chargebacks, fees-for-service and other rebates and discounts when believe actual experience may differ from current estimates. The following table provides a summary of activity with respect to our sales allowances and accruals during 2018:

	Cash Discounts	Product Returns	Chargebacks	Fees-for- Service	MelintAssist	Government Rebates	Commercial Rebates	Admin Fee
Balance as of January 1, 2018	$—	$—	$—	$—	$—	$—	$—	$—
Allowances for sales	808	2,149	4,369	2,246	757	554	980	331
Payments & credits issued	(640)	(63)	(3,634)	(1,554)	(301)	(53)	(540)	(215)
Balance as of September 30, 2018	$168	$2,086	$735	$692	$456	$501	$440	$116

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
In addition, in May 2018, we announced that we had entered into a partnership with the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”), under which Melinta will be awarded up to $6,200 to support the development of the company’s investigational pyrrolocytosine compounds. CARB-X was established in 2016 by BARDA, the National Institute of Allergy and Infectious Diseases of the U.S. Department of Health and Human Services and the Wellcome Trust, a global charitable foundation dedicated to improving health, to accelerate pre-clinical product development in the area of antibiotic-resistant infections, one of the world’s greatest health threats. Under the terms of the partnership, we will receive an initial award of up to $2,300 from CARB-X, with the possibility of $3,900 in additional awards based on the achievement of certain project milestones. Our pyrrolocytosine compounds are a novel class of antibiotics from our ESKAPE Pathogen Program, a program based on Melinta’s proprietary drug discovery platform focused on developing breakthrough antibiotics for bacterial “superbugs” by targeting the bacterial ribosome.
Comprehensive Loss—Comprehensive loss is equal to net loss as presented in the accompanying statements of operations.
Business Combinations—We account for acquired businesses using the acquisition method of accounting. This method requires that most assets acquired and liabilities assumed be recognized as of the acquisition date. On January 1, 2018, we adopted ASU 2017-1, Business Combinations (Topic 805) Clarifying the Definition of a Business, which narrows the definition of a business and requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, which would not constitute the acquisition of a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. There is often judgment involved in assessing whether an acquisition transaction is a business combination under Topic 805 or an acquisition of assets. In our IDB acquisition, we evaluated the transaction and concluded that the IDB qualified as a “business” under Topic 805 as it has both inputs and processes with the ability to create outputs. Among IDB’s inputs are developed product rights, in-process research and development and intellectual property across multiple classes of drugs and indications, third-party contract manufacturing agreements and tangible assets from which there is potential to create value and outputs.
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
Changes to contingent consideration obligations can result from adjustments related, but not limited, to changes in discount rates and the number of remaining periods to which the discount rate is applied, updates in the assumed achievement or timing of any development or commercial milestone or changes in the probability of certain clinical events, changes in our forecasted sales of products acquired, the passage of time and changes in the assumed probability associated with regulatory approval. At the end of each reporting period, we revalue these obligations and record increases or decreases in their fair value in selling, general and administrative expenses within the accompanying condensed consolidated statements of operations. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, any change in the assumptions described above, could have a material impact on the amount we may be obligated to pay as well as the results of our unaudited condensed consolidated results of operations in any given reporting period. During the nine months ended September 30, 2018, we did not record any adjustments to the liabilities discussed above.
Advertising Expense—We record advertising expenses when they are incurred. We recognized $1,805 and $2,280, respectively, of advertising expense in the three and nine months ended September 30, 2018, and $267 and $791, respectively, in the three and nine months ended September 30, 2017.
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
Recently Issued and Adopted Accounting Pronouncements:
On January 1, 2018, we adopted ASU 2014-9, Revenue from Contracts with Customers (Topic 606). The standard outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of this new revenue recognition guidance is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.
The Financial Accounting Standards Board (“FASB”) has also issued certain clarifying guidance to Topic 606 that we have considered as follows:

•
ASU No. 2016-8, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), provides guidance for evaluating whether the nature of a company’s promise to the customer is to provide the underlying goods or services (i.e., the entity is the principal in the transaction) or to arrange for a third party to provide the underlying goods or services (i.e., the entity is the agent in the transaction). This update defines a specified good or service and provides guidance to help a company determine whether it controls a specified good or service before the good or service is transferred to the customer. ASU No. 2016-8 removes from the new revenue standard two of the five indicators used in the evaluation of control and reframes the remaining three indicators to help an entity determine when it is acting as a principal rather than as an agent.

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

◦
Allowed companies that elect the modified retrospective transition method to apply the guidance of Topic 606 to either: 1) all contracts, completed or not completed, or 2) only to contracts that were not completed. We elected to apply the new standard to contracts with our customers that were incomplete of January 1, 2018.

◦
Clarified the objective of the entity’s collectability assessment (one of the five criteria of step 1 of the revenue recognition model) and provides new guidance on when an entity would recognize as revenue consideration it receives if the entity concludes that collectability is not probable.

◦	Permitted an entity to present revenue net of sales taxes collected on behalf of governmental authorities (i.e., exclude sales taxes that meet certain criteria, from the transaction price).

◦
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

Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-2, Leases, which requires lessees to recognize assets and liabilities for most leases with terms of more than 12 months on the balance sheet but recognize expense on the income statement in a manner similar to current accounting. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements and is effective for us in the first quarter of 2019. Early adoption of ASU 2016-2 is permitted. We lease certain office equipment and vehicles as well as our office building in Lincolnshire, Illinois, our research and administrative facility in New Haven, Connecticut, our office facilities in Chapel Hill, North Carolina and Morristown, New Jersey. We are evaluating the impact of ASU 2016-2, which we plan to adopt on January 1, 2019, on our consolidated financial statements. To date, we have identified all of our leases, and we anticipate that adoption of ASU 2016-2 will result in the recognition of additional assets and lease liabilities, along with the associated recognition of amortization expense for the right-to-use assets.
In January 2017, the FASB issued ASU 2017-4, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which removes step two from the goodwill impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The new guidance requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, including goodwill. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of adoption of this ASU on our methodology for evaluating goodwill for impairment subsequent to adoption of this standard.
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies or removes certain disclosure requirements in Topic 820, Fair Value Measurements. The standard is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the impact of the adoption of this ASU on our financial statements.
NOTE 3 – BALANCE SHEET COMPONENTS
Cash, Cash Equivalents and Restricted Cash—Cash, cash equivalents and restricted cash, as presented on the Condensed Consolidated Statements of Cash Flows, consisted of the following:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$83,795	$128,387
Restricted cash (included in Other Assets)	200	200
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$83,995	$128,587

Inventory—Inventory consisted of the following:

	September 30, 2018	December 31, 2017
Raw materials	$20,931	$5,545
Work in process	6,924	181
Finished goods	14,520	5,099
Gross value of inventory	42,375	10,825
Less: valuation reserves	(6,347)	—
Total inventory	$36,028	$10,825
We review inventories on hand at least quarterly and record provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. During the three months ended September 30, 2018, we recorded additional reserves for our inventory totaling $3,995.
Other Assets—Other assets consisted of the following:

	September 30, 2018	December 31, 2017
Deerfield disbursement option (see Note 4)	$7,609	$—
Long-term inventory deposits	50,328	—
VAT receivable	827	248
Research study deposit	—	500
Security deposits	724	465
Restricted cash	200	200
Total other assets	$59,688	$1,413

Long-term inventory deposits consist of advances made to contract manufacturers for production of drug products, principally API for Vabomere. These Vabomere advances were related to contractual commitments assumed under long-term contract manufacturing agreements in connection with the IDB acquisition. As deliveries are made, we transfer appropriate amounts from inventory deposits to inventory.
Accrued Expenses—Accrued expenses consisted of the following:

	September 30, 2018	December 31, 2017
Accrued contracted services	$4,870	$5,596
Payroll related expenses	10,754	9,885
Professional fees	1,548	3,621
Accrued royalty payments	637	2,040
Accrued sales allowances	4,292	—
Accrued other	3,687	2,899
Total accrued expenses	$25,788	$24,041

Accrued contracted services are primarily comprised of amounts owed to third-party clinical research organizations for research and development work and contract manufacturers for research and commercial drug product manufacturing performed on behalf of Melinta, and amounts owed to third-party marketing organizations for work performed to support the commercialization and sale of our products.
Accrued payroll related expenses are primarily comprised of accrued employee termination benefits, bonus and vacation.

NOTE 4 – FINANCING ARRANGEMENTS

Melinta’s outstanding debt balances consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Principal balance under loan agreements	$117,560	$40,000
Debt discount and deferred debt issuance costs for loan agreements	(8,584)	(445)
Long-term balance under the loan agreements	$108,976	$39,555
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
In June 2017, we repaid the entire outstanding balance under the 2014 Loan Agreement (see discussion below under “2017 Loan Agreement”). In the three and nine months ended September 30, 2017, we recognized $662 and $1,229 of interest expense related to the 2014 Loan Agreement.
2017 Loan Agreement
On May 2, 2017, we entered into a Loan and Security Agreement with a new lender (the “2017 Loan Agreement”). Under the 2017 Loan Agreement, the lender made available to us up to $80,000 in debt financing and up to $10,000 in equity financing.
The 2017 Loan Agreement bore an annual interest rate equal to the greater of 8.25% or the sum of 8.25% plus the prime rate minus 4.5%. We were also required to pay the lender an end-of-term fee upon the termination of the arrangement. If the outstanding principal was at or below $40,000, the 2017 Loan Agreement required interest-only monthly payments for 18 months from the funding of the first tranche, at which time we would have had the option to pay the principal due or convert the outstanding loan to an interest plus royalty-bearing note.
On June 28, 2017, we drew the first tranche of financing under the 2017 Loan Agreement, the gross proceeds of which were $30,000. We used the proceeds to retire amounts outstanding under the 2014 Loan Agreement. In August 2017, we drew the second tranche of financing, receiving $10,000. We retired the 2017 Loan Agreement in January 2018 (see discussion below).
Facility Agreement
On January 5, 2018 (the “Agreement Date”), in connection with the IDB acquisition, we entered into the Facility Agreement (the “Facility Agreement”) with affiliates of Deerfield Management Company, L.P. (collectively, “Deerfield”). Pursuant to the terms of the Facility Agreement, Deerfield agreed to loan us $147,774 as an initial disbursement (the “Term Loan”). The Facility Agreement also provides us the right to draw from Deerfield additional disbursements up to $50,000 (the “Disbursement Option”), which may be made available upon the satisfaction of certain conditions, such as our having achieved annualized net sales of at least $75,000 during the applicable period. We agreed to pay Deerfield an upfront fee and a yield enhancement fee, both equal to 2% of the principal amount of the funds disbursed pursuant to the Facility Agreement.
The Term Loan bears interest at a rate of 11.75%, while funds distributed pursuant to the Disbursement Option will bear interest at a rate of 14.75%. We are also required to pay Deerfield an exit fee of 2.0% of the amount of any loans on the payment, repayment, redemption or prepayment thereof. The principal of the Term Loan must be paid by January 5, 2024. The Facility Agreement requires the outstanding principal amount of the Term Loan and any loans drawn pursuant to the Disbursement Option to be repaid in equal monthly cash amortization payments between the fourth and the sixth anniversary of the Agreement Date. The Term Loan and any loans drawn pursuant to the Disbursement Option are not permitted to be prepaid prior to January 6, 2021, under the terms of the Facility Agreement and are subject to certain prepayment fees for prepayments occurring on or after such date. In addition, the Facility Agreement permits us to secure a revolving credit line of up to $20,000 from a different lender, subject to working capital balances. Deerfield holds a first lien on all our assets, including our intellectual property, except for working capital accounts, for which they hold a second lien while any revolving credit line with a different lender is in place. The Facility Agreement, while it is outstanding, limits our ability to raise debt financing in future periods outside of the $20.0 million revolver permitted thereunder, to sell any assets, enter into partnerships, enter into any other debt, enter into capital leases, or pay dividends. The Facility Agreement has a financial maintenance covenant requiring us to maintain a minimum cash balance of $25.0 million at all times, a requirement that we achieve product sales of at least $45.0 million during 2018, and other normal covenants, including periodic financial reporting and a restriction on the payment of dividends.
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
For accounting purposes, because there are multiple freestanding instruments within the arrangement to which we are required to assign value under U.S. GAAP, we performed a valuation to determine the allocation of the gross proceeds of $190,000 to the five financial instruments listed above. We first calculated the fair value of the warrants, and then we allocated the remaining proceeds across the other four instruments using the relative fair value approach. The relative fair values of these financial instruments, which approximated their respective fair values as of the Agreement Date, were as follows:

Term Loan	$111,421
Warrants	33,264
Royalty Agreement	1,472
Disbursement Option	(7,609)
Common Stock Consideration	51,452
Total Consideration	$190,000

The terms of these instruments and the methodology and assumptions used to value each of them are discussed below.
Term Loan
The relative fair value of the term loan was estimated to be $111,421 using a discounted cash flow model (Level 3 inputs). We used a risk-adjusted discount rate of 19.8%. In connection with the Facility Agreement, we paid $6,455 of upfront term loan fees and legal debt issuance costs. For accounting purposes, we elected to allocate these upfront fees and costs all to the term loan, leaving a net carrying value of $104,966.
The upfront fees and costs were recorded as debt discount and are being amortized as additional interest expense over the term of the loan. In addition, a 2% exit fee of $2,956 is payable as the loan principal payments are made. Therefore, total required future cash payments are $150,730 (term loan principal of $147,774 plus exit fee of $2,956). The exit fee cost is also being amortized as additional interest expense over the life of the loan. The total cost of all items (cash-based interest payments, upfront fees and costs, and the 2% exit fee) is being expensed as interest expense using an effective interest rate of 21.4%. During the three and nine months ended September 30, 2018, we recorded cash interest expense and term loan accretion expense of $4,389 and $12,974, and $1,513 and $4,010, respectively. All amounts were recorded as interest expense in our statement of operations.
The accretion of the principal of the term loan and the future payments, including the 2% exit fee due at the end of the term, and excluding the 11.75% rate applied to the $147,774 note per the form of the Facility Agreement, are as follows:

	Beginning Balance	Accretion of Interest Expense	Principal Payments and Exit Fee	Ending Balance
January 5 - September 30, 2018	$104,966	$4,009	$—	$108,975
October 1 - December 31, 2018	108,975	1,599	—	110,574
Year Ending December 31, 2019	110,574	7,040	—	117,614
Year Ending December 31, 2020	117,614	8,637	—	126,251
Year Ending December 31, 2021	126,251	10,798	—	137,049
Year Ending December 31, 2022	137,049	9,826	(69,085)	77,790
Year Ending December 31, 2023	77,790	3,846	(75,365)	6,271
Year Ending December 31, 2024	6,271	9	(6,280)	—
Total		$45,764	$(150,730)

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
We used the Black-Scholes option-pricing model to estimate the fair value of the Warrants (Level 3 inputs), which resulted in a fair value of $33,264 on the Agreement Date. To measure the Warrants at January 5, 2018, the assumptions used in the Black-Scholes option-pricing model were: the price of the common stock on January 5, 2018, an expected life of 6.3 years, a risk-free interest rate of 2.4% and an expected volatility of 50.0%.
We classified the Warrants as a liability in our balance sheet and are required to remeasure the carrying value of these Warrants to fair value at each balance sheet date, with adjustments for changes in fair value recorded in Other income or expense in our statements of operations.
To remeasure the Warrants at September 30, 2018, the assumptions used in the Black-Scholes option-pricing model were: the price of our common stock on September 30, 2018, an expected life of 6.3 years, a risk-free interest rate of 3% and an expected volatility of 50.0%. The fair value of the Warrants at September 30, 2018, was $2,617, resulting in a gain during the three and nine months ended September 30, 2018 of $4,172 and $30,646 , respectively.
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
On January 5, 2018, we estimated the fair value of the royalty liability under the Royalty Agreement to be $1,472. Over the seven-year term, we will accrete the royalty liability using an effective interest rate of 42.9% and reduce the liability for any royalty payments made to Deerfield. During the three and nine months ended September 30, 2018, we recorded interest expense of $202 and $534, respectively, increasing the liability to $2,006 at September 30, 2018. At the end of each quarter, we are required to prospectively revise the rate of accretion if there are any significant changes in our long-term sales forecasts. As of September 30, 2018, we did not identify any significant changes in our sales forecasts and, accordingly, did not revise the rate of accretion.
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
We calculated the fair value of the Disbursement Option using a discounted cash flow model (Level 3 inputs), under which estimated cash flows were discounted using a risk-adjusted rate that aligns with the lender’s estimated credit risk to disburse the $50.0 million. We estimated the relative fair value of the Disbursement Option to be $7,609 as of the effective date of the transaction, which we recorded as a long-term asset on our balance sheet to be carried at that value until settlement.
Common Stock Consideration
Pursuant to the terms of the Securities Purchase Agreement, we issued 3,127,846 shares of our common stock to Deerfield at a price of $13.50 on January 5, 2018. Based on our closing stock price on January 5, 2018 (Level 1input), of $16.45, the fair value of this consideration was $51,452, which was recorded as additional paid-in capital in stockholders’ equity.
NOTE 5 – FAIR VALUE MEASUREMENTS
The following table lists our assets and liabilities that are measured at fair value and the level of the lowest significant inputs used to measure their fair value at September 30, 2018, and December 31, 2017. The money market fund is included in cash & cash equivalents on the balance sheet; the other items are in the captioned line of the balance sheet.

	As of September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$42,677	$—	$—	$42,677
Total assets at fair value	$42,677	$—	$—	$42,677

Liabilities:
Royalty liability in deferred purchase price	$—	$—	$(1,152)	$(1,152)
Royalty liability in contingent consideration	—	—	(12,626)	(12,626)
Warrant liability	—	—	(2,617)	(2,617)
Total liabilities at fair value	$—	$—	$(16,395)	$(16,395)

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$76,777	$—	$—	$76,777
Total assets at fair value	$76,777	$—	$—	$76,777
The common stock warrants were valued using a Black-Scholes option-pricing model (Level 3 inputs). The significant inputs include the risk-free interest rate, remaining contractual term, and expected volatility. Significant increases or decreases in any of these inputs in isolation would result in a significantly different fair value measurement. An increase in the risk-free interest rate, and/or an increase in the remaining contractual term or expected volatility, would result in an increase in the fair value of the warrants.

The following table summarizes the changes in fair value of our Level 3 assets and liabilities for the nine months ended September 30, 2018:

Level 3 Liabilities	Fair Value at December 31, 2017	Accretion Recorded in Interest Expense	Change in Unrealized Gains (Losses)	(Issuances) Settlements, Net	Net Transfer (In) Out of Level 3	Fair Value at September 30, 2018
Royalty liability in deferred purchase price	$—	$(696)	$—	$(456)	$—	$(1,152)
Royalty liability in contingent consideration	—	(3,648)	—	(8,978)	—	(12,626)
Warrant liability	—	—	30,646	(33,263)	—	(2,617)
Total liabilities at fair value	$—	$(4,344)	$30,646	$(42,697)	$—	$(16,395)

NOTE 6 – SHAREHOLDERS' EQUITY
Holders of our common stock are not entitled to receive dividends, unless declared by the board of directors. There have been no dividends declared to date. We have reserved and keep available out of our authorized but unissued common stock a sufficient number of shares of common stock to affect the conversion of all issued and outstanding warrants and stock options.
On January 5, 2018, we issued 3,313,702 shares of common stock to Medicines as part of the purchase price of IDB (see Note 11 for further discussion.). We also issued 3,127,846 shares of common stock and warrants to purchase 3,792,868 shares of common stock to Deerfield as part of the Facility Agreement (see Note 4 for further discussion). In conjunction with the IDB transaction, we received $40,000 in additional equity financing from existing and new investors, in exchange for which we issued 2,884,961 shares of common stock. Further, in May 2018, we issued 24,640,000 shares of common stock to new and existing investors in a follow-on public offering for proceeds, net of issuance costs, of $115,273. During the nine months ended September 30, 2018, we issued 39,600 shares of common stock for restricted stock units that vested in the period.

Warrants
We have warrants to purchase our common stock outstanding at September 30, 2018, as follows:

Issued	Warrants Outstanding	Exercise Price	Expiration
February 2012	42	$17,334.07	February 2022
December 2014	33,788	$33.30	December 2024
December 2015	6,757	$33.30	December 2024
January 2018	3,792,868	$16.50	January 2025

NOTE 7 – STOCK-BASED COMPENSATION
2006 Stock Plan—Upon closing the merger with Cempra, Inc. (“Cempra”) on November 3, 2017, Melinta assumed the 2006 Stock Plan, which had been adopted by Cempra in January 2006 (the “2006 Plan”). The 2006 Plan provided for the granting of incentive share options, nonqualified share options and restricted shares to Company employees, representatives and consultants. As of September 30, 2018, there were options for an aggregate of 57,314 shares issued and outstanding under the 2006 Plan. During the period January 1, 2018, to September 30, 2018, 11,050 options were forfeited; there was no other activity during the period.
2011 Equity Incentive Plan—Upon closing the merger with Cempra on November 3, 2017, Melinta assumed the 2011 Equity Incentive Plan, which had been adopted by Cempra in October 2011 (the “2011 Incentive Plan”). On January 1, 2018, under the evergreen feature of the 2011 Incentive Plan, the authorized shares under the 2011 Incentive Plan increased by 879,957 to 2,619,447. In April 2018, we awarded 1,605,967 shares to employees with an exercise price of $7.45 and a grant date fair value of $5.41. On June 12, 2018, the shareholders approved the adoption of the 2018 Stock Incentive Plan (the “2018 Plan”) (see below). With the adoption of the 2018 Stock Incentive Plan (below), the 2011 Incentive Plan was frozen. At September 30, 2018, there were 2,142,799 shares outstanding under the 2011 Incentive Plan and no shares available to award as either options or restricted stock units.
Private Melinta 2011 Equity Incentive Plan—In November 2011, the Melinta board of directors adopted the 2011 Equity Incentive Plan (“Melinta 2011 Plan”). The Melinta 2011 Plan provided for the granting of incentive stock options, nonqualified options, stock grants, and stock-based awards to employees, directors, and consultants of the Company. On November 3, 2017, in conjunction with the merger with Cempra, all outstanding options under the Melinta 2011 Plan converted to 732,499 options to purchase common shares of Cempra (re-named Melinta in the merger), the Melinta 2011 Plan was frozen and authorized shares under the Melinta 2011 Plan were reduced to 732,499. Any grants under the Melinta 2011 Plan that expire or are forfeited will reduce the authorized shares under the plan. As of September 30, 2018, we had 577,908 shares of common stock reserved under the Melinta 2011 Plan for issuance upon exercise of stock options.
Inducement Grants—On November 3, 2017, Melinta granted Daniel Wechsler, our President and Chief Executive Officer, an option to purchase 550,981 shares of common stock, at a strike price of $11.65 per share, and 183,661 restricted stock units, pursuant to the option and restricted stock unit inducement agreements made with Mr. Wechsler. Both grants were to vest over four years, 25% after one year and then ratably monthly over the remaining 36 months. In October 2018, our board of directors appointed John H. Johnson as Interim Chief Executive Officer to succeed Daniel Wechsler, who stepped down from his role as President, CEO and director to pursue other opportunities. In connection therewith, Mr. Wechsler will forfeit all of his inducement grant stock options and all but 45,915 of his restricted stock units, which will vest on December 31, 2018.

On September 21, 2018, Melinta granted Peter Milligan, our recently appointed Chief Financial Officer, an option to purchase 370,000 shares of common stock, at a strike price of $4.50 per share, pursuant to the option inducement agreement made with Mr. Milligan. The grant will vest over four years, 25% after one year and then ratably monthly over the remaining 36 months.
2018 Stock Incentive Plan—On April 20, 2018, we granted stock options to purchase 865,267 shares of common stock under the 2018 Stock Incentive Plan ("2018 Plan") at an exercise price of $7.45 and an average grant date fair value of $5.53. The grants were subject to, and contingent upon, shareholder approval of the 2018 Plan at the annual meeting in June 2018. On June 12, 2018, the shareholders approved the 2018 Plan, which was initially authorized with 2,000,000 shares. Under the evergreen feature of the 2018 Plan, these authorized shares may be increased on January 1 of each year by the lesser of (i) 4% of the outstanding shares of the Company on the last day of the immediately preceding fiscal year, or (ii) such number of shares determined by the compensation committee of the board of directors. The 2018 Plan replaces the 2011 Incentive Plan, and no further equity awards will be granted from the 2011 Incentive Plan, which has been frozen. Any shares that are undelivered as a result of outstanding awards under the 2011 Incentive Plan expiring or being canceled, forfeited or settled in cash without the delivery of the full number of shares to which the award related will become available for grant under the 2018 Plan. As of September 30, 2018, there were 1,253,267 shares available for awards under the 2018 Plan.
In connection with his appointment as interim Chief Executive Officer, Mr. Johnson received an option to purchase 150,000 common shares at a strike price of $2.80 and a grant of 50,000 restricted stock units. The options will vest ratably over 12 months, and the restricted stock units will vest after 12 months.
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
A summary of the combined activity under the 2006 Plan, 2011 Incentive Plan, the Melinta 2011 Plan, the inducement grants and the 2018 Plan is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2018	2,060,809	$33.63
Granted	3,264,034	$7.01
Exercised	(203)	$15.61
Forfeited	(270,673)	$15.75
Expired	(163,498)	$42.52
Outstanding - September 30, 2018	4,890,469	$16.56	8.3	$—
Exercisable - September 30, 2018	1,082,676	$44.88	3.8	$—
Vested and expected to vest at September 30, 2018	4,890,469	$16.56	8.3	$—

During the nine months ended September 30, 2018, 35,600 restricted stock units vested and 19,600 restricted stock units were forfeited. There was no other restricted stock activity in the period. There were 245,461 restricted stock units outstanding under all the plans at September 30, 2018.
Stock-based compensation expense recognized in the three and nine months ended September 30, 2018, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of goods sold	$22	$31	$39	$72
Research and development	231	146	608	375
Selling, general and administrative	1,324	372	3,394	1,181
Total	$1,577	$549	$4,041	$1,628
Stock-based compensation expense for our manufacturing-related employees of $89 and $229 for the three and nine months ended September 30, 2018, is capitalized in inventory as a component of overhead expense and recognized as cost of goods sold based on inventory turns. During the three and nine months ended September 30, 2018, $0 and $218 of accelerated vesting expense related to employee terminations is included in selling, general and administrative expenses. No related tax benefits associated with stock-based compensation expense have been recognized and no related tax benefits have been realized from the exercise of stock options due to our net losses.
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
Based on the Company’s full valuation allowance against the net deferred tax assets, the Company’s effective tax rate for the calendar year is zero, and zero income tax expense was recorded in the three and nine months ended September 30, 2018 and 2017.
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
We have calculated our best estimate of the impact of the Act in our 2017 income tax provision in accordance with our understanding of the Act and guidance available, and, as a result, as of December 31, 2017, have recorded $44,438 as an additional income tax expense offset with $44,438 tax benefit from the change in the valuation allowance in the fourth quarter of 2017, the period in which the legislation was enacted. The adjustments to deferred tax assets and liability are provisional amounts estimated based on information available as of December 31, 2017. We have not updated our estimates as of September 30, 2018, nor have we recorded any additional income tax expense or valuation allowance based on our net loss for the period. As we collect and prepare necessary data and interpret the Act—and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and other standard-setting bodies—we may make adjustments to the provisional amounts. As additional information becomes available, we will recognize any changes to the provisional amounts as we refine our estimates of our cumulative temporary differences related to Cempra’s opening balance sheet from the merger, in accordance with ASC 805.
NOTE 9 –NET LOSS PER SHARE
Basic net loss attributable to common shareholders per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Prior to the merger with Cempra, during periods when we earned net income, we would allocate to participating securities a proportional share of net income determined by dividing total weighted-average participating securities by the sum of the total weighted-average common shares and participating securities (the “two-class method”). Historically, our preferred stock participated in any dividends declared by us and were therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods where we incur net losses, we allocate no loss to participating securities because they have no contractual obligation to share in our losses. We compute diluted loss per common share after giving consideration to the dilutive effect of stock options and warrants that are outstanding during the period, except where such nonparticipating securities would be antidilutive. Because we have reported net losses for the three and nine months ended September 30, 2018 and 2017, diluted net loss per common share is the same as basic net loss per common share for those periods. The weighted-average shares outstanding, reported loss per share and potential dilutive common share equivalents for the three and nine months ended September 30, 2017, have been retrospectively adjusted to reflect historical weighted-average number of common shares outstanding multiplied by the exchange ratio established in the merger with Cempra.
The following potentially dilutive securities (in common stock equivalent shares) have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	Three Months Ended September 30,
	2018	2017
Warrants outstanding	3,833,455	31,702
Stock options outstanding	4,890,469	564,698
Restricted stock units outstanding	245,461	—
Convertible preferred stock outstanding	—	5,800,922
	8,969,385	6,397,322

NOTE 10 – COMMITMENTS AND CONTINGENCIES
As discussed in Note 11, on November 3, 2017, Melinta merged with Cempra, Inc. in a business combination. Prior to the merger, on November 4, 2016, a securities class action lawsuit was commenced in the United States District Court, Middle District of North Carolina, Durham Division, naming Cempra, Inc. (now known as Melinta Therapeutics, Inc.) (for purposes of this Contingencies section, “Cempra”) and certain of Cempra’s officers as defendants. Two substantially similar lawsuits were filed in the United States District Court, Middle District of North Carolina on November 22, 2016, and December 30, 2016, respectively. Pursuant to the Private Securities Litigation Reform Act, on July 6, 2017, the court consolidated the three lawsuits into a single action and appointed a lead plaintiff and co-lead counsel in the consolidated case. On August 16, 2017, the plaintiff filed a consolidated amended complaint. Plaintiff alleged violations of the Securities Exchange Act of 1934 (the “Exchange Act”) in connection with allegedly false and misleading statements made by the defendants between July 7, 2015, and November 4, 2016 (the “Class Period”). Plaintiff sought to represent a class comprised of purchasers of Cempra’s common stock during the Class Period and sought damages, costs and expenses and such other relief as determined by the court. On September 29, 2017, the defendants filed a motion to dismiss the consolidated amended complaint. After the motion to dismiss was fully briefed, the court heard oral arguments on July 24, 2018. On October 26, 2018, the court granted Defendants' motion to dismiss and dismissed plaintiff's consolidated amended complaint in its entirety. It is possible that plaintiff may appeal or otherwise seek to reinstate the lawsuit or that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants, in which case Defendants intend to defend any such lawsuits vigorously.
On December 21, 2016, a shareholder derivative lawsuit was commenced in the North Carolina Durham County Superior Court, naming certain of Cempra’s former and current officers and directors as defendants and Cempra as a nominal defendant, and asserting claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and corporate waste (the “December 2016 Action”). A substantially similar lawsuit was filed in the North Carolina Durham County Superior Court on February 16, 2017 (the “February 2017 Action”). The complaints are based on similar allegations as asserted in the securities lawsuits described above, and seek unspecified damages and attorneys’ fees. Both cases were served and transferred to the North Carolina Business Court as mandatory complex business cases. The Business Court consolidated the February 2017 Action into the December 2016 Action and appointed counsel for the plaintiff in the December 2016 Action as lead counsel. On July 6, 2017, the court stayed the action pending resolution of the putative securities action. That stay has since been lifted. The plaintiff filed an amended complaint on December 29, 2017, and was required to file a further amended complaint by February 6, 2018. On February 6, 2018, the plaintiff filed his second amended complaint. On March 8, 2018, defendants filed their motion to dismiss or, in the alternative, stay plaintiff’s second amended complaint. On April 9, 2018, plaintiff filed his opposition to defendants’ motion. Defendants’ filed their reply on April 26, 2018. On June 27, 2018, the parties filed a joint stipulation and consent order to stay the case until (1) 30 days after a final order dismissing the November 4, 2016 consolidated federal securities action pending in the United States District Court, Middle District of North Carolina, Durham Division with prejudice is entered; or (2)the parties file a joint stipulation to terminate the stay in the event that a plaintiff in a subsequently filed derivative action makes similar allegations and does not agree to stay the proceedings on substantially the same terms. We believe that we have meritorious defenses and we intend to defend the lawsuit vigorously. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.
On January 3, 2018, the plaintiff who commenced the February 2017 Action, which was subsequently consolidated into the December 2016 Action, transmitted to the former Acting Chief Executive Officer of Cempra a litigation demand (the “Demand”). The Demand requested that Cempra’s Board of Directors (the “Board”) “commence an independent investigation into the matters raised” in the complaint filed in the February 2017 Action and the Demand, “take any and all appropriate steps for Cempra to recover, through litigation if necessary, the damages proximately caused by the directors' and officers' alleged breaches of fiduciary duty,” and “implement corporate governance enhancements to prevent recurrence of the alleged wrongdoing.” The Board has not yet formally responded to the Demand. On July 31, 2017, a shareholder derivative lawsuit was commenced in the Court of Chancery of the State of Delaware, naming certain of Cempra’s former and current officers and directors as defendants and Cempra as nominal defendant, and asserting claims for breach of fiduciary duty, unjust enrichment, and corporate waste. The complaint is based on similar allegations as asserted in the putative securities class action described above, and seeks unspecified damages and attorneys’ fees. On October 23, 2017, the defendants filed a motion to dismiss or, in the alternative, stay, the complaint, which was supported by an opening brief filed on November 9, 2017. On January 8, 2018, the plaintiff filed his answering brief in opposition to the defendants’ motion. The defendants filed their reply in support of their motion on February 7, 2018. On June 18, 2018, the parties filed a joint letter (1) indicating they have agreed to stay the case until the pending motion to dismiss in the November 4, 2016 consolidated federal securities action pending in the United States District Court, Middle District of North Carolina, Durham Division is decided; and (2) requesting that the June 22, 2018 oral argument scheduled for defendants’ motion to dismiss be canceled. On June 27, 2018, the parties filed a stipulation and proposed order to stay the case until (1) 30 days after a final order dismissing the November 4, 2016, consolidated federal securities action pending in the United States District Court, Middle District of North Carolina, Durham Division with prejudice is entered; or (2)the parties file a joint stipulation to terminate the stay in the event that a plaintiff in a subsequently filed derivative action makes similar allegations and does not agree to stay the proceedings on substantially the same terms. On June 28, 2018, the court granted the proposed order and stayed the case on such terms. We believe that we have meritorious defenses and we intend to defend the lawsuit vigorously. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.
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
In November 2017, as part of the merger with Cempra, we identified a long-term contract with Toyama Chemical Co., Ltd. (“Toyama”) that was in a loss position as of the merger date and, based on a probability-weighted discounted cash flow analysis, determined the fair value of the liability to be $5,330, which we recorded as a long-term liability. The loss related to the expected cash flows to support the requirement to supply Toyama with solithromycin active drug ingredient ("API") in its licensed territory.
On September 26, 2018, Cempra Pharmaceuticals, Inc. (“CPI”), a wholly-owned subsidiary of Melinta and Toyama entered into the following agreements related to the development of solithromycin : (i) Amendment No. 2 to the Exclusive License and Development Agreement, dated as of May 8, 2013 and amended as of September 26, 2013, by and between CPI and Toyama, (ii) Amendment to the Quality Agreement effective as of February 1, 2017 by and among CPI, Fujifilm Finechemicals Co., Ltd. (“FFFC,” now known as Fujifilm Wako Pure Chemical Corporation (“FFWK”), and Toyama, and (iii) Agreement to Assign the API Manufacturing and Supply Agreement, entered into as of December 16, 2015 by and between CPI and FFFC. In addition, the parties terminated the Supply Agreement between CPI and Toyama dated May 8, 2013, which related to supply of the active pharmaceutical ingredient used in the manufacture of solithromycin (“API”) and clinical supply. These agreements are referred to collectively as the "Amended Toyama Arrangement."
Under the terms of the Amended Toyama Arrangement, CPI is legally relieved of all obligations related to the supply of API or clinical supply to Toyama, which resulted in the extinguishment of the $5,330 long-term liability, representing the fair value of the loss contract upon our merger with Cempra in November 2017. We recognized this gain in other income in the statement of operations. In consideration for this relief, Cempra granted Toyama the right to manufacture and procure such API and clinical supply, and forfeited rights to all future milestone payments related to Toyama’s development of solithromycin in Japan. In addition, Melinta will be entitled to receive royalties on sales of solithromycin by Toyama if and when the product receives regulatory approval in Japan, at a rate generally between 4% and 6% of net sales. The amended terms have been treated as a contract modification, and under the sales- or usage- based royalty exception in Topic 606, we do not estimate variable consideration from future royalties. As such, we will not recognize royalty revenue under this arrangement until the future sales occur and royalties are earned.
On October 22, 2018, the Company received a litigation demand on behalf of putative Cempra shareholder Dr. Alan Cauldwell (the “Demand”), purporting to reinstate Dr. Cauldwell’s previous demand, dated as of January 3, 2018, held in abeyance after further discussion and negotiation with the Company.  The Demand appears premised on the same factual allegations as the shareholder derivative lawsuits previously filed against the Company, as detailed above, and requests, in part, that Cempra’s board of directors commence an investigation of the misconduct alleged therein.  We believe that we have meritorious defenses to Dr. Cauldwell’s claims, and we intend to defend any litigation relating to the Demand vigorously.
In October 2018, Eurofarma Laboratorios S.A. ("Eurofarma"), which is licensed to distribute Baxdela in all of Central and South America, received approval to sell Baxdela in Argentina, and, accordingly, owes us a milestone payment of $0.5 million. The approval also triggers a milestone payment we are required to make to Wakunaga of $1.4 million. Both milestone payments will be made in the fourth quarter of 2018.
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
The acquisition was financed using borrowings under the Facility Agreement and additional equity financing from existing and new investors. See Note 4 for further information regarding these financing arrangements. Expenses related to legal and other services in connection with the IDB acquisition were $172 and $2,238 in the three and nine months ended September 30, 2018, respectively. There were no expenses related to the IDB acquisition in the equivalent 2017 periods. The expenses incurred in the nine months ended September 30, 2018, included $1,260 related to certain transition services that Medicines agreed to provide to us to facilitate transition and integration of the IDB. The transition services included the temporary provision of facilities and equipment for newly hired personnel, assistance with finance functions and support in connection with the transition of the supply, sale and distribution of the products to our third-party logistics provider. The transition services have been substantially completed as of September 30, 2018.
The consideration paid to Medicines consisted of a cash payment of $166,383 and 3,313,702 shares of our common stock, which was calculated by dividing $50,000 by $15.08886, representing 90% of the volume weighted average price of the common stock for the trailing 10 trading day period ending three trading days prior to the closing date. In addition, subject to the terms and conditions of the IDB purchase agreement, we are required to make two additional payments of $25,000 on each of the twelve and eighteen-month anniversaries of the closing date (January and July 2019, respectively), and we will pay royalties to Medicines on certain net sales of the acquired antibiotic products.
The purchase price, including non-cash consideration, for the acquisition of IDB is as follows (except for cash, these items have been treated as non-cash investing activity in the condensed consolidated statement of cash flows):

•	Cash of $166,383, including a net working capital adjustment of $1,383;

•	Common stock of $54,510;

•	Deferred consideration of $38,541, representing the present value of two payments of $25,000 each due in January and July 2019; and

•	Contingent consideration of $10,562, representing the fair value of sales-based royalty payments.
We recorded the contingent consideration related to the sales-based royalty payments at fair value, and we are accreting the amount to the estimated aggregate amounts payable to Medicines, $347,000, based on an effective interest of rate of 49%, which is in line with the effective interest rate, 43%, used to accrete the royalty liability associated with the Facility Agreement. During the three and nine months ended September 30, 2018, we recorded $1,613 and $4,344, respectively, of non-cash interest expense related to the accretion of the fair value of sales-based royalty payments. As of September 30, 2018, $1,128 of the royalty liability is currently due and has been reclassified out of current deferred purchase price and recorded as a credit offset to receivables due from Medicines. At September 30, 2018, the carrying values of the short-term and long-term liabilities were $1,152 and $12,626, respectively.
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
The following table sets forth our initial estimate of the purchase price allocation as of the acquisition date, which was recorded in the three months ended March 31, 2018, and our current estimate, reflecting adjustments recorded in the subsequent six months ended September 30, 2018. The changes in certain values are because we refined our estimates supporting those values, principally the value and timing of future sales and gross margins and the fair value of the acquired inventory.

	March 31, 2018	September 30, 2018
Current assets	$28,299	$33,726
Goodwill	13,059	17,757
Intangible assets	258,000	242,441
Non-current assets	12,278	12,140
Current liabilities	(37,000)	(35,492)
Non-current liabilities	(576)	(576)
Total purchase price	$274,060	$269,996
We believe that the historical values of IDB’s current assets and current liabilities (except for certain inventory items, which we stepped up in value) approximate their fair values based on the short-term nature of such items. The current liabilities include a contingent liability of $24,485, representing the probability-weighted present value of a $30,000 milestone payment payable third parties upon the approval of Vabomere in Europe. During the three and nine months ended September 30, 2018, we recorded $1,447 and $4,015 of non-cash interest expense related to the accretion of this contingent payment. The accretion is based on an effective interest rate of 20.9% which is consistent with the interest rate associated with the Facility Agreement.
We updated our IDB purchase accounting in the second quarter of 2018, which affected the fair value of inventory, intangible assets and the total purchase price, resulting in a change in estimate for intangible asset amortization, the amortization of the inventory basis step up and non-cash interest expense. Updates to the IDB purchase accounting in the third quarter of 2018 were immaterial. The year to date changes in the estimated purchase price accounting allocations and amounts resulted in a net increase to cost of goods sold of $0 and $2,674 (amortization of the inventory step-up value, partially offset by reduced intangible amortization), and a net reduction of year-to-date non-cash interest expense of $0 and $293 in the three and nine months ended September 30, 2018.
We recorded the two, $25,000 deferred payments to Medicines at fair value, and we are accreting them to $50,000 based on an effective interest rate of 21.1%. During the three and nine months ended September 30, 2018, we recorded $2,311 and $6,409 of non-cash interest expense related to the accretion of these deferred payments. At September 30, 2018, the carrying value of the short-term deferred payments was $44,951.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of the acquisition:

	Average useful life	Fair value
Developed product rights	13 to 17 years	$222,582
In-process research and development	Indefinite	19,859
Total intangible assets		$242,441

During the three and nine months ended September 30, 2018, we recorded $4,050 and $11,873 of amortization expense related to the developed product rights. At September 30, 2018, the carrying value of the developed product rights was $210,709. For the three and nine months ended September 30, 2018, IDB added $9,537 and $27,359 of revenue and $(6) and $1,949 of grant income, respectively, to our unaudited consolidated results. It is impracticable to measure the effect IDB had on our net loss for the three and six months ended September 30, 2018, because IDB has been integrated into our existing operations and is not accounted for separately. Since the date of the acquisition, IDB’s results are reflected in our unaudited condensed consolidated financial statements.

Merger with Cempra
Cempra’s results have been reflected in our condensed consolidated financial statements since the date of our merger with them on November 3, 2017. As a result, Cempra's operations contributed $429 and $3,231 of grant income to our unaudited condensed consolidated results of operations in the three and nine months ended September 30, 2018. We incurred $1,284 and $1,605 of acquisition-related expense (excluding severance) in the three and nine months ended September 30, 2017 related to the merger with Cempra. We also incurred an additional $0 and $217 of acquisition-related expense in the three and nine months ended September 30, 2018, related to the Cempra merger.
Pro Forma Financial Information
The following table provides supplemental pro forma information as if the acquisition of IDB and the Cempra merger took place at the beginning of fiscal 2017 and 2016, respectively.

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Pro forma revenue	$12,193	$53,268
Pro forma net loss	$(67,394)	$(197,151)

The unaudited supplemental pro forma consolidated results reflect the historical financial information of Melinta, Medicine’s IDB and Cempra, adjusted to give effect to the IDB acquisition and the Cempra merger as if it had occurred as of the beginning of fiscal 2017 and 2016, respectively, primarily for the following adjustments:

•	Effects of Topic 606.

•	Additional interest expense and accretion related to the financing of the business combinations.

•	Additional accretion expense related to the IDB acquisition.

•	Additional accretion on deferred and contingent payments and additional amortization of intangible assets recognized as part of the business combinations.

•	The fair value gain on the warrant liability (using the $4,172 and $30,646 for the three and nine months ended September 30, 2018, respectively).

•	Elimination of historical nonrecurring transaction costs related to the business combinations.

•	Elimination of the tax valuation allowance reversals recorded by IDB.

In addition, excluded from the supplemental pro forma information was $1,930 and $10,216 of nonrecurring IDB acquisition costs (debt extinguishment costs, inventory fair value step-up amortization, and transaction and severance costs) recorded during the three and nine months ended September 30, 2018, respectively.

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
Most of the affected employees were notified that they would be terminated in connection with the change-in-control event in advance of the merger, and the Company recognized the associated severance costs when the liability became probable, which was after the merger closed. The postemployment benefits for the individuals include continued salary and benefits for a period of time determined by historical length of service to, and role with, the Company (up to six months for non-executives, 18 months for executives, and 24 months for the CEO), outplacement services and contractual or prorated bonuses. While all the affected employees were notified before or immediately after the merger, some of the termination dates were extended into 2018. In addition to the severance costs incurred in connection with the Cempra merger, the Company incurs additional severance costs as part of its on-going operations. A summary of merger and non-merger activity in our severance accrual (included in accrued expenses or long-term liabilities on the condensed consolidated balance sheets) is below.

Balance - December 31, 2017	$6,721
Additional severance accruals (recorded in SG&A)	3,410
Bonus to be paid as severance	223
Severance payments	(6,844)
Balance - September 30, 2018	$3,510

On September 30, 2018, $3,385 was included in accrued expenses and $125 was included in long-term liabilities. We also recognized $0 and $218 of additional stock-based compensation expense related to the acceleration of equity awards for terminated employees under ASC 718 as severance expense during the three and nine months ended September 30, 2018.
In the second quarter of 2018, we vacated a significant portion of our office facilities in Chapel Hill, North Carolina. As a consequence, we recorded an estimated lease exit liability of $556. The lease exit liability was determined by computing the fair value of the remaining lease payments, net of any projected sub-lease rentals. A summary of activity in our lease liability is below.

Balance - December 31, 2017	$—
Fair value of lease liability recognized	556
Less: payments	(234)
Balance - September 30, 2018	$322

In October 2018, our Board of Directors appointed John H. Johnson as Interim Chief Executive Officer to succeed Daniel Wechsler, who stepped down from his role as President, CEO and director to pursue other opportunities. In connection with Mr. Wechsler's termination from the Company, we expect to record severance-related expenses of approximately $1,432, which will be paid over 18 months. He will also receive a pro-rata bonus for 2018, to be paid in the first quarter of 2019.

In November 2018, the Board of Directors approved a plan to reduce our operating expenses, principally through an approximately 20% reduction in headcount. We expect to record a charge of between $6,000 and $7,000 for post-employment benefit costs, primarily in the fourth quarter of 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The unaudited interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2017. As further described in “Note 3 – Merger with Cempra” in our audited financial statements in the Form 10-K, the former private company Melinta was determined to be the accounting acquirer in our November 2017 reverse merger with Cempra and, accordingly, historical financial information for the third quarter of 2017 presented in this Form 10-Q reflects the standalone former private company Melinta and, therefore, period-over-period comparisons may not be meaningful. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1. Business - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.
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
We are not currently generating revenue from operations that is significant relative to its level of operating expenses and do not anticipate generating revenue sufficient to offset operating costs until at least 2020. We have incurred losses from operations since our inception and had an accumulated deficit of $675.7 million as of September 30, 2018, and we expect to incur substantial expenses and further losses in the foreseeable future for the development and commercialization of our product candidates and approved products. In addition, we have substantial financial commitments in connection with our acquisition of the infectious disease business of The Medicines Company that we completed in January 2018, including payments related to deferred purchase price consideration, assumed contingent liabilities and the purchase of inventory. For example, under assumed long-term manufacturing contracts, through September 30, 2018 we've paid $40.6 million in advances for the manufacture of inventory, and we have an additional $19 million in outstanding commitments.

Our future cash flows are dependent on key variables such as the level of sales achievement of our four marketed products, our ability to access additional debt capital under our Deerfield Facility, and our ability to finance the Company with the issuance of debt or equity financings. Our Deerfield Facility provides for $50.0 million in additional capital if we meet certain sales milestones and allows us to secure a working capital revolving line of credit of up to $20.0 million, the utilization of which would be dependent on our levels of accounts receivable and finished goods inventory. In addition, there are certain financial-related covenants under our Deerfield Facility, including requirements that we (i) file an Annual Report on Form 10-K for the year ending December 31, 2018, with an audit opinion without a going concern qualification, (ii) maintain a minimum cash balance of $25.0 million at all times, and (iii) achieve net revenue from product sales of at least $45.0 million and $75.0 million, respectively, for the years ending December 31, 2018 and 2019.

Our operating forecasts include assumptions about our projected levels of sales growth, planned operating expenses, and other cash outflows. Revenue projections are inherently uncertain but have a higher degree of uncertainty in an early-stage commercial launch, which we have in Baxdela and Vabomere. Recent sales trends, combined with our current projections, are likely to limit our ability to draw the additional $50.0 million from Deerfield until no earlier than the second half of 2019. In addition, after the payment of existing contractual obligations relating to the IDB acquisition and net cash outflows from our operations, our cash balances may not be sufficient to support compliance with our existing debt covenants in the first quarter of 2019. Further, we are unable to conclude that it is probable that managements' plans, discussed below, will be effectively implemented or, if implemented, will be effective in mitigating the risk that our current operating plans, existing cash and cash collections from existing revenue arrangements and product sales may not be sufficient to support compliance with our debt covenants and fund our operations for the next 12 months. As such, we believe there is substantial doubt about our ability to continue as a going concern.
We are focused on several initiatives to reduce our risk of default under the Deerfield Facility and reduce cash outflows. In November 2018, we put into place a plan under which we expect to significantly reduce future operating expenses (see Note 12 to the unaudited condensed financial statements), and we secured a commitment for up to $75.0 million of incremental equity from the Company’s largest shareholder - Vatera Healthcare Partners LLC, subject to shareholder approval and customary conditions. In addition, we are currently exploring options to modify the terms of certain liabilities to increase our liquidity over the next 12 to 18 months. However, there is no guarantee that we will be successful in executing any or all of these initiatives.
Should we be unable to adequately finance the Company, the Company’s business, results of operations, liquidity and financial condition would be materially and negatively affected, and we would be unable to continue as a going concern. Additionally, there can be no assurance that we will achieve sufficient revenue or profitable operations to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.
Recent Developments

•
On January 5, 2018, we acquired the IDB from Medicines, including the capital stock of certain subsidiaries of Medicines and certain assets related to its infectious disease business, including Vabomere, Orbactiv and Minocin.

•
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

•	In connection with the acquisition of IDB, Melinta received $40.0 million in additional equity financing from existing and new investors.

•	We raised another $115.3 million, net of issuance costs, in a public equity financing in May 2018.

•
In May 2018, we announced that we had entered into a partnership with the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”), under which Melinta will be awarded up to $6.2 million to support the development of the company’s investigational pyrrolocytosine compounds.

•
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

•
In September 2018, the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) adopted a positive opinion recommending Vabomere™ (meropenem and vaborbactam) for approval as a treatment for adult patients with complicated intra-abdominal (cIAI) and urinary tract infections (cUTI), hospital-acquired pneumonia including ventilator associated pneumonia (HAP/VAP), bacteraemia that occurs in association with any of these infections, and infections due to aerobic Gram-negative organisms where treatment options are limited.

•
In September 2018, we entered into a license agreement with Menarini which grants to Menarini the exclusive right to market Vabomere, Orbactiv and Minocin in 68 countries in Europe, Asia-Pacific and the Commonwealth of Independent States. The total proceeds over the life of the agreement may exceed €100.0 million.

•
In September 2018, our board of directors appointed Peter Milligan as our new Chief Financial Officer to succeed Paul Estrem and in October 2018, the board appointed John H. Johnson as our Interim Chief Executive Officer to succeed Daniel Wechsler, who stepped down from his role as President, CEO and director to pursue other opportunities.

•
In October 2018, Eurofarma Laboratorios S.A. ("Eurofarma"), which is licensed to distribute Baxdela in all of Central and South America, received approval to sell Baxdela in Argentina, and, accordingly, owes us a milestone payment of $0.5 million, which we will recognize as revenue in the fourth quarter of 2018.

•
In October 2018, we announced positive top-line results from our Phase III trial of Baxdela for the treatment of adult patients with community-acquired bacterial pneumonia (CABP). We anticipate filing a sNDA with the FDA for Baxdela for the treatment of adult patients with CABP in the first half of 2019.

•
In November 2018, the Board of Directors approved a plan to reduce our operating expenses, principally through an approximately 20% reduction in headcount. We expect to record a charge of between $6.0 million and $7.0 million for post-employment benefit costs, primarily in the fourth quarter of 2018.

•
In November 2018, we entered into a commitment letter with Vatera Healthcare Partners, LLC (“Vatera”), pursuant to which Vatera has committed to purchase shares of the Company’s common stock for an aggregate purchase price of up to $75 million. We have the right to request funding of the commitment prior to December 31, 2018 in an amount not less than $50 million, upon at least 10 business days’ written notice to Vatera. The closing under the purchase agreement will be subject to stockholder approval to increase the Company’s authorized share capital and to approve the issuance under applicable Nasdaq rules, as well as other customary conditions.

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
Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017
Revenue
We recorded product sales, net of adjustments for returns and other allowances, of $11.0 million and $32.0 million in the three and nine months ended September 30, 2018, respectively.
For the three and nine months ended September 30, 2018, contract research revenue decreased $0.2 million and $0.8 million, respectively, compared to the three and nine months ended September 30, 2017, due to lower expenses in the Baxdela CABP study, which is reimbursed 50% by Menarini. We completed the enrollment for the CABP study in July—which will reduce expenses—and we expect a decision on FDA approval for Baxdela for the CABP indication in 2019. As such, contract research revenue from Menarini will decrease significantly beginning in 2019.

For the three and nine months ended September 30, 2018, license revenue was $20.0 million and $20.0 million, respectively, compared to $0.0 million and $19.9 million, respectively, for the three and nine months ended September 30, 2017. The license revenue in the current period relates to the licensing of Vabomere, Orbactiv and Minocin to Menarini, and the license revenue in 2017 relates to the licensing of Baxdela to Menarini.
Cost of goods sold
Cost of goods sold for the three and nine months ended September 30, 2018, was $13.4 million and $32.1 million, respectively. Cost of goods sold includes the direct manufacturing cost of products sold and allocated manufacturing overhead, including royalties for intellectual property supporting our products. Cost of goods sold in the three and nine months ended September 30, 2018, also includes $4.2 million and $12.5 million, respectively, of amortization of product rights (intangible assets) and $1.8 million and $4.9 million, respectively, for amortization of the step-up basis of inventory resulting from the purchase accounting for the IDB acquisition. Cost of goods sold in the three months ended September 30, 2018, also included $4.7 million and $7.1 million, respectively, for the write-down of inventory, principally Baxdela, which is approaching shelf-life limits.
Research and Development Expense
For the three and nine months ended September 30, 2018, our research and development expense increased $2.2 million and $7.1 million, respectively, compared to the three and nine months ended September 30, 2017.
For the three-month period ended September 30, 2018, these increases were driven primarily by:

•	$1.3 million for development activities, principally clinical studies, supporting Vabomere, Orbactiv and Minocin, as well as development of solithromycin;

•	$0.3 million higher expense for pharmacovigilance and other support expenses for our products;

•	$0.3 million higher expense for our manufacturing management processes; and

•	the write-off of $0.4 million of construction-in-process assets related to a potential second production site for Baxdela vials, as we decided during the period to terminate the project.
For the nine-month period ended September 30, 2018, these increases were driven primarily by:

•
$8.2 million higher expense for development activities, principally clinical studies, supporting the three products acquired from Medicines, Vabomere, Orbactiv and Minocin, as well as winddown expenses for our solithromycin study;

•	$1.3 million higher expense for pharmacovigilance and other support expenses for our products;

•	$0.3 million in early-stage research associated with our ESKAPE Pathogen Program; and

•	the write-off of $0.4 million of construction-in-process assets related to a potential second production site for Baxdela vials, as we decided during the period to terminate the project.
These increases were partially offset by $1.7 million less expense related to the CABP study and $1.4 million less expense for our manufacturing management processes.
We have completed the enrollment for the CABP study, and we anticipate filing a sNDA with the FDA for Baxdela for the treatment of adult patients with CABP in the first half of 2019. In addition, we have terminated our agreement with BARDA for the development of solithromycin, which we expect to wind down during 2018. As such, the research and development expenses for these studies will decrease significantly in 2019. Also, while we have a grant arrangement in place with CARB-X, we do not expect that our research and development expenses will increase significantly as a result. The reimbursement for research and development costs under our license agreements and under our BARDA and CARB-X grant arrangements is classified in “contract research” and “other income” in our Statement of Operations, respectively.
Selling, General and Administrative Expense
For the three and nine months ended September 30, 2018, selling, general and administrative expense increased $24.0 million and $77.9 million, respectively, compared to the three and nine months ended September 30, 2017.
For the three-month period ended September 30, 2018, these increases were driven primarily by:

•	employee costs of $10.8 million due to the planned expansion of our commercial and sales team to support sales of our four products—most of this workforce was not present in the prior year period;

•	commercial support and expenses of $6.0 million related to the support of our four products;

•	medical education of $2.1 million to support our products;

•	administrative expenses of $2.4 million due to the Cempra merger, acquisition of IDB and general growth of the company;

•	consulting and transition services of $1.4 million to support the merger with Cempra and IDB acquisition;

•	severance expense of $1.3 million related to postemployment benefits for departing employees;

•	FDA program fees of $0.4 million; and

•	facility and overhead expenses of $0.2 million due to the addition of Cempra’s facilities and our new office in New Jersey.
These expenses were partially offset by lower legal and patent expenses of $0.6 million.
For the nine-month period ended September 30, 2018, these increases were driven primarily by:

•	employee costs of $30.9 million due to the planned expansion of our commercial and sales team to support sales of our four products—most of this workforce was not present in the prior year period;

•	commercial support and expenses of $18.9 million related to the support of our four products;

•	medical education of $6.3 million to support our products;

•	administrative expenses of $6.2 million due to the Cempra merger, acquisition of IDB and general growth of the company

•	consulting and transition services of $4.7 million to support the Cempra merger and IDB acquisition;

•	legal and patent expenses of $2.4 million, driven by the two transactions and increased number of patents;

•	severance expense of $3.4 million related to postemployment benefits for departing employees;

•	FDA program fees of $1.2 million;

•	facility and overhead expenses of $1.1 million due to the addition of Cempra’s facilities and our new office in New Jersey; and

•	professional services of $2.8 million driven by our transition to a publicly traded company.
Other Income (Expense), Net
Other expense increased by $0.4 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, due principally to higher cash and non-cash interest expense of $11.5 million this year, compared with $2.4 million in the prior year period, due to higher levels of debt and accretion of the liabilities recorded in connection with the Facility Agreement. This was partially offset by a gain of $5.3 million recognized when we extinguished the long-term liability associated with the Toyama long-term supply contract, and higher unrealized fair value gains on the warrant liability of $4.2 million and grant income of $0.5 million. See Note 4 to the Condensed Consolidated Financial Statements for further details on the warrant liability.
Other income increased by $12.8 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, due principally to the $30.6 million change in the fair value of the warrant liability, the $5.3 million gain recognized when we wrote-off the long-term liability associated with the Toyama long-term supply contract, and $5.3 million of grant income during the period. This income was partially offset by a $26.6 million increase in cash and non-cash interest expense due to higher debt levels and accretion of the liabilities recorded in connection with the Facility Agreement, as well as a $2.6 million loss on debt extinguishment in connection with the refinance of our $40.0 million loan that we entered into in June 2017, replaced by the Facility Agreement in January 2018.
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
Changes to contingent consideration obligations can result from adjustments related, but not limited, to changes in discount rates and the number of remaining periods to which the discount rate is applied, updates in the assumed achievement or timing of any development or commercial milestone or changes in the probability of certain clinical events, changes in our forecasted sales of products acquired, the passage of time and changes in the assumed probability associated with regulatory approval. At the end of each reporting period, we revalue these obligations and record increases or decreases in their fair value in selling, general and administrative expenses within the accompanying condensed consolidated statements of operations. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, any change in the assumptions described above, could have a material impact on the amount we may be obligated to pay as well as the results of our unaudited condensed consolidated results of operations in any given reporting period. During the nine months ended September 30, 2018, we did not record any adjustments to the liabilities discussed above.
In-Process Research and Development
The cost of in-process research and development, (“IPR&D”), acquired directly in a transaction other than a business combination, is capitalized if the projects have an alternative future use; otherwise it is expensed. The fair values of IPR&D projects acquired in business combinations are recorded as intangible assets. Several methods may be used to determine the estimated fair value of the IPR&D acquired in a business combination. We utilize the income approach (multi-period excess earnings method) where we forecast future revenue and cash flow for the IPR&D assets, deduct contributory asset charges, and then discount them to present value using an appropriate discount rate. This analysis is performed for each project independently. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. The IPR&D assets are tested for impairment at least annually or when a triggering event occurs that could indicate a potential impairment. If circumstances indicate the IPR&D assets might be impaired, we will re-apply the income analysis to determine if we need to adjust their carrying value.
Inventory Obsolescence
At September 30, 2018, and December 31, 2017, we reported inventory of $36.0 million and $10.8 million, respectively (net of inventory reserves of $6.3 million and $0.0 million, respectively). Each quarter we review for excess and obsolete inventories and assess the net realizable value. There are many factors that management considers in determining whether or not the amount by which a reserve should be established. These factors include the following:

•	expected future usage;

•	expiry dating for finished goods;

•	whether or not a customer is obligated by contract to purchase the inventory;

•	historical consumption experience; and

•	other risks of obsolescence.

After reviewing the factors listed above, we recorded an additional reserve for inventory of $3.9 million in the three months ended September 30, 2018, based on our current sales projections and plans to sell certain dated inventory below our cost to our European partner for use in its clinical studies. If circumstances related to the above factors change, there could be a material impact on the net realizable value of the inventories in future periods.
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
The market approach measures the fair value of a reporting unit through the analysis of recent sales, offerings, and financial multiples (sales or earnings before interest, tax, depreciation and amortization) of comparable businesses. Consideration is given to the financial conditions and operating performance of the reporting unit being valued relative to those publicly-traded companies operating in the same or similar lines of business.
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
Product Returns – In our assessment of the potential for the reversal of significant revenue for product sales, a significant judgment inherent in product sales relates to our estimation of future product returns. Generally, our customers have the right to return any unopened product during the 18-month period beginning six months prior to the labeled expiration date and ending 12 months after the labeled expiration date. Where historical rates of return exist, we use those rates as a basis to establish a returns reserve for product shipped to wholesalers. For our newly launched products, for which we currently do not have history of product returns, we estimate returns based on third-party industry data for comparable products in the market and our other products’ returns history. As we distribute our products and establish historical sales over a longer period of time

(i.e., two years), we will be able to place more reliance on historical purchasing and return patterns of our customers when evaluating our reserves for product return. While we believe that our returns reserve is sufficient to avoid a significant reversal of revenue in future periods, if we were to increase or decrease the rate by 1%, it would have impacted revenue by $0.1 million and $0.3 million in the three and nine months ended September 30, 2018, respectively.
At the end of each reporting period, for any of our products, we may decide to constrain revenue for product returns based on information from various sources, including channel inventory levels, product dating, sell-through data, price changes of competitive products and introductions of generic products. At March 31, 2018, incremental to the historical returns rate, we increased our returns reserve by approximately $0.3 million due to risk factors that were present in connection with the initial stocking of inventory for the launch of our new products. We considered these factors again as of September 30, 2018, and maintained the reserve of $0.3 million.
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
Fees-for-service – We offer discounts and pay certain wholesalers service fees for sales order management, data, and distribution services which are explicitly stated at contractually determined rates in the customer’s contracts. In assessing if the consideration paid to the customer should be recorded as a reduction of the transaction price, we determine whether the payment is for a distinct good or service or a combination of both. Since our wholesaler fees are not specifically identifiable, we do not consider the fees separate from the wholesaler's purchase of the product. Additionally, wholesaler services generally cannot be provided by a third party. Because of these factors, the consideration paid is considered a deduction of revenue. We estimate our fee-for-service accruals and allowances based on historical sales, wholesaler and distributor inventory levels and the applicable discount rate. Our discounts are accrued at the time of sale and are typically settled within 60 days after the end of each respective quarter. There is little judgment involved or variation of outcomes for our fee-for-service accruals.
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
Product Sales Sensitivity Related to Variable Consideration
In assessing whether to constrain revenue for our various discounts, product returns, chargebacks, fees-for-services and other rebate and discount programs, we considered both the likelihood and the magnitude of the revenue reversal, as discussed above. The total transaction price and consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. As a sensitivity measure, the effect of constraining all variable consideration, in a manner that would result in the highest amount of revenue reversal, would have the effect of increasing our sales allowance reserves by $0.6 million at September 30, 2018.
Liquidity and Capital Resources
Sources of Liquidity
We have incurred losses from operations since our inception and had an accumulated deficit of $675.7 million as of September 30, 2018, and we expect to incur substantial expenses and further losses in the short term for the research, development and commercialization of our product candidates and approved products. In addition, we have substantial commitments in connection with our acquisition of the infectious disease business of The Medicines Company that we completed in January 2018, including payments related to deferred purchase price consideration, assumed contingent liabilities and the purchase of inventory.

In connection with the IDB transaction, we raised $40.0 million in equity financing and entered into the Facility Agreement with Deerfield. The Facility Agreement provides up to $240.0 million in debt and equity financing, with a term of six years. Under the form of the agreement, Deerfield made an initial disbursement of $147.8 million in loan financing. The lender also purchased 3,127,846 shares of Melinta common stock for $42.2 million under the Facility Agreement, for a total initial financing of $190.0 million. The interest rate on the debt portion of this initial financing is 11.75%. The additional $50.0 million of debt financing is available, at our discretion, after we have achieved certain revenue thresholds, and, if drawn, will bear an interest rate of 14.75%. Pursuant to the Facility Agreement, Deerfield also acquired warrants (held by certain funds managed by Deerfield) for the purchase of 3,792,868 shares of Melinta common stock at a purchase price per share of $16.50. Under the terms of the Facility Agreement, we are able to secure a revolver credit line of up to $20.0 million. Deerfield holds a first lien on all of our assets, including our intellectual property, but would hold a second lien behind a revolver for working capital accounts. The Facility Agreement allows for prepayment beginning in January 2021, with prepayment penalties equal to 2% plus a percentage of annual interest at the time of prepayment ranging between 25% and 75%. The Facility Agreement, while it is outstanding, will limit our ability to raise debt financing in future periods outside of the $20.0 million revolver permitted under the arrangement. (See Note 4 to the unaudited condensed consolidated financial statements for the accounting treatment of the Facility Agreement.)
In May 2018, the Company completed a follow-on offering in which we raised proceeds, net of issuance costs, of $115.3 million. In September 2018 we entered into a license agreement with Menarini, under which we granted the exclusive rights to market Vabomere, Orbactiv and Minocin in 68 countries in Europe, Asia-Pacific and the Commonwealth of Independent States to Menarini and received an upfront license fee of €17.0 million. In addition, Menarini is required to pay us a milestone of €15.0 million upon European marketing approval for Vabomere, potential regulatory- and sales-based milestones, and sales-based royalties. We expect European marketing approval of Vabomere by the end of 2018.

As discussed above, our Deerfield Facility provides for $50.0 million in additional capital if we meet certain sales milestones and allows us to secure a working capital revolving line of credit of up to $20.0 million, the utilization of which would be dependent on our levels of accounts receivable and finished goods inventory. In addition, there are certain financial-related covenants under our Deerfield Facility, including requirements that we (i) file an Annual Report on Form 10-K for the year ending December 31, 2018, with an audit opinion without a going concern qualification, (ii) maintain a minimum cash balance of $25.0 million, and (iii) achieve net revenue from product sales of at least $45.0 million and $75.0 million, respectively, for the years ending December 31, 2018 and 2019. Recent sales trends, combined with our current projections, are likely to limit our ability to draw the additional $50.0 million from Deerfield until not earlier than the second half of 2019. In addition, our cash balances, after considering our current cash on hand, scheduled cash outflows relating to the IDB acquisition and net cash outflows from our operations, may not be sufficient to support compliance with our existing debt covenants in the first quarter of 2019.

We are focused on several initiatives to reduce our risk of default under the Deerfield Facility and reduce cash outflows. In November 2018, we put into place a plan under which we expect to significantly reduce future operating expenses

(see Note 12 to the unaudited condensed financial statements), and we entered into a commitment letter with the Company’s largest shareholder - Vatera Healthcare Partners, LLC (“Vatera”), pursuant to which Vatera has committed to purchase shares of the Company’s common stock for an aggregate purchase price of up to $75.0 million. We have the right to request funding of the commitment prior to December 31, 2018 in an amount not less than $50 million, upon at least 10 business days’ written notice to Vatera. The closing under the purchase agreement will be subject to stockholder approval to increase the Company’s authorized share capital and to approve the issuance under applicable Nasdaq rules, as well as other customary conditions. In addition, we are currently exploring options to modify the terms of certain liabilities to increase our liquidity over the next 12 to 18 months. However, there is no guarantee that we will be successful in executing any or all of these initiatives.

As discussed in the Overview in Management's Discussion and Analysis, we believe there is substantial doubt about our ability to continue as a going concern. Should we be unable to adequately finance the Company, the Company’s business, result of operations, liquidity and financial condition would be materially and negatively affected, and we would be unable to continue as a going concern. Additionally, there can be no assurance that we will achieve sufficient revenue or profitable operations to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

As an early commercial-stage company, we have not yet demonstrated the ability to successfully commercialize and launch a product candidate or market and sell products, and our marketed products have very limited sales history, with Baxdela and Vabomere launching within the last year, and Orbactiv and Minocin launching in 2014 and 2015, respectively. As such, even if we obtain sufficient capital to support our operating plan, it is possible that we may fail to appropriately estimate the timing and amount of our funding requirements and we may need to seek additional funding sooner, and in larger amounts, than we currently anticipate.
Cash Flows
The following table sets forth the major sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$(170,710)	$(33,603)
Investing activities	(169,826)	(4,291)
Financing activities	295,944	38,878
Net change in cash and equivalents	$(44,592)	$984

Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2018 and 2017, was $170.7 million and $33.6 million, respectively. In 2018, the primary use of cash was related to supporting our commercial activities, in addition to development and discovery research activities for our product candidates and support for our general and administrative functions. We used $137.1 million more in operations during 2018 due primarily to higher operating expenses, excluding non-cash and debt extinguishment expenses, of $69.1 million, driven by the IDB acquisition and launch of Baxdela during the year. The cash used in operations year-over-year was driven higher by changes in working capital accounts totaling $68.0 million. The most significant factors driving this increase in working capital were advance payments of $40.6 million for the future delivery of inventory, which were obligations assumed under long-term manufacturing contracts that we inherited from Medicines in connection with the IDB acquisition, increases in receivables of $21.5 million and purchases of inventory totaling $10.9 million.
Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2018, of $169.8 million was related principally to the purchase of the IDB assets of $166.4 million, as well as a $2.0 million installment payment for intellectual property and $1.4 million for purchases of equipment. Net cash used in investing activities for the nine months ended September 30, 2017, related to the purchases of equipment.
Financing Activities. Net cash provided by financing activities of $295.9 million for the nine months ended September 30, 2018, consisted of:

•	$190.0 million provided by the facility agreement;

•	$6.5 million used for debt issuance costs;

•	$40.0 million used for payment of notes payable, as well as $2.2 million for debt extinguishment;

•	$0.7 million of contingent acquisition payments to Medicines: and

•	$155.3 million provided by additional equity funding.

Net cash provided by financing activities of $38.9 million for the nine months ended September 30, 2017, consisted principally of proceeds from the issuance of notes payable of $30.0 million, proceeds from the issuance of convertible notes payable of $24.5 million and proceeds from stock option exercises of $0.1 million, partially offset by principal payments on our notes payable of $24.5 million and debt extinguishment costs of $1.2 million.
Funding Requirements
We receive reimbursement from Menarini under our license agreement for a portion of our ongoing Phase 3 CABP clinical trial development expenses, generally within one quarter of the recognition of the expenses. In the three and nine months ended September 30, 2018, we engaged in reimbursable activities worth $2.9 million and $5.8 million, respectively; we also received $3.4 million from Menarini early in the second quarter of 2018 for expenses incurred in the fourth quarter of 2017. In May 2018, we completed a follow-on public offering in which we raised proceeds, net of issuance costs, of $115.3 million, and in September 2018, we entered into an agreement with Menarini that provided an up-front licensing fee of t €17.0 million (which we collected in October 2018), with total proceeds of up to €100.0 million over the life of the agreement.
Beginning in the first quarter of 2018, we have generated revenue from the launch of Baxdela as well as from the sale of three acquired products, Vabomere, Minocin and Orbactiv. We do not expect to generate revenue from any other product candidates under development unless and until we successfully commercialize our products or enter into additional collaborative agreements with third parties.
We expect to continue to incur significant losses for the foreseeable future, as we continue the development of, and seek regulatory approvals for, our product candidates and commercialize our approved products. We are also subject to the risks associated with the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business operations. Additionally, we expect to incur additional costs associated with operating as a public company and may need substantial additional funding in connection with our continuing operations, commercial, discovery and product development activities.
As discussed in the Overview and Sources of Liquidity sections of Management's Discussion and Analysis above, we expect our cash needs to continue to increase for the foreseeable future and, as a result, we will need to reduce or delay future cash outflows and raise additional capital. And, while we have additional capacity of $50.0 million under our Deerfield Facility if we meet certain sales milestones and the ability to secure a working capital revolving line of credit up to $20.0 million, we may not be able to draw the additional $50.0 million, and we may not be able to fully utilize $20.0 million under a revolver. However, we are focused on several initiatives to reduce our risk of default under the Deerfield Facility and reduce cash outflows.
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

•	to fund the manufacture our commercial products to meet both commercial and clinical demand; and

•	the remainder for working capital, selling, general and administrative expenses, and development expenses and other general corporate purposes.
With the integration of the IDB acquisition, we believe we are well positioned to add products to our portfolio while adding minimal new costs, given our infrastructure that is now in place. As such, we may selectively pursue the addition of externally-developed products to our portfolio, adding to our existing marketed products and pipeline.
Until we can generate a sufficient amount of revenue from our products, we expect to finance our future cash needs through public or private equity or debt financings, or through other sources such as potential collaboration and license agreements.
Contractual Obligations and Commitments
We enter into contracts in the normal course of business with clinical research organizations for clinical trials, contract manufacturers for product and clinical supply manufacturing, and with vendors for marketing activities, pre-clinical research studies, research supplies and other services and products for operating purposes. The majority of these contracts generally provide for termination on notice and therefore we believe that our non-cancelable obligations under these agreements are not material. However, in connection with the IDB acquisition, we assumed long-term manufacturing contracts. As of September 30, 2018, we have non-cancelable purchase obligations under all of our long-term manufacturing contracts totaling $30.2 million over the next 5 years, $10.8 million of which is payable in the fourth quarter of 2018 and 19.4 million of which is payable in 2019.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have not been any material changes to our exposure to market risk during the quarter ended September 30, 2018. For additional information regarding market risk, refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2017 Annual Report on Form 10-K.
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

Item 6. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Filed	Exhibit Number	Filed Herewith
10.1	Employment Inducement Stock Option Agreement with Peter J. Milligan. +				X
10.2	Employment Agreement with Peter J. Milligan dated September 17, 2018. +				X
10.3	Change in Control and Severance Agreement with Peter J. Milligan dated September 17, 2018. +				X
10.4	License Agreement, dated September 28, 2018, between the Company and A. Menarini Industrie Farmaceutiche Riunite S.r.l. *				X
10.5
Amendment No. 2 to Exclusive License and Development Agreement, dated as of May 8, 2013, and amended as of September 26, 2013, by and between Cempra Pharmaceuticals, inc. and Toyama Chemical Co., ltd., dated as of September 26, 2018. *
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

MELINTA THERAPEUTICS, INC.

Dated: November 7, 2018	By:	/s/ John H. Johnson
John H. Johnson
Interim Chief Executive Officer and Director

Dated: November 7, 2018	By:	/s/ Peter J. Milligan
Peter J. Milligan
Chief Financial Officer