Form 10-K
period 2018-12-31
MELINTA THERAPEUTICS, INC. /NEW/
filed 2019-03-14
CIK 1461993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission File Number:  001-35405
___________________________________
MELINTA THERAPEUTICS, INC.
(Exact name of registrant specified in its charter)

Delaware	2834	45-4440364
f(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)
44 Whippany Road
Morristown, NJ 07963
(Address of Principal Executive Offices)
(908) 617-1309
(Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, $0.001 Par Value	Nasdaq Global Market
Securities Registered Pursuant to Section 12(g) of the Act: None
___________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2018, was approximately $180.3 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Market on June 30, 2018. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of June 30, 2018.
As of February 28, 2019, there were 11,229,897 shares of the registrant’s common stock, $0.001 par value, outstanding.
________________________
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

PART I
Item 1. Business
Summary
We are a commercial-stage pharmaceutical company focused on developing and commercializing differentiated anti-infectives for the hospital and select non-hospital, or community, settings that address the need for effective treatments for infections due to resistant gram-negative and gram-positive bacteria. We currently market four antibiotics to treat a variety of infections caused by these resistant bacteria.
Melinta was formed as a private company in October 2000, and operated using funds from licensing and collaboration agreements, private equity placements and debt until 2017. We received approval for our first drug, Baxdela® (delafloxacin), in June 2017. On November 3, 2017, we completed a reverse merger with Cempra, Inc., the result of which the registrant Cempra, Inc. was re-named Melinta Therapeutics, Inc. and we became a publicly-traded company. On January 5, 2018, we acquired the Infectious Disease Businesses (“IDB”) from The Medicines Company (“Medicines”), including the capital stock of certain subsidiaries of Medicines and certain assets related to its infectious disease business (the “IDB Transaction”), including the pharmaceutical products containing (i) meropenem and vaborbactam as the active pharmaceutical ingredient and distributed under the brand name Vabomere® (“Vabomere”), (ii) oritavancin as the active pharmaceutical ingredient and distributed under the brand name Orbactiv® (“Orbactiv”), and (iii) minocycline as the active pharmaceutical ingredient and distributed under the brand name Minocin® for injection and line extensions of such products (the “MDCO Products” and together with Baxdela, the "Products" or the “Product Portfolio”). See “Corporate History and information” below for further information.
We operate and manage our business as one operating segment and all of our operations are in North America. See Note 2 to the Consolidated Financial Statements for further information.
Market Opportunity
The relentless evolution of bacterial antibiotic resistance, coupled with the dearth of effective new antibiotics, has created an urgent public health threat. The integration of the acquired MDCO Products within our existing portfolio further strengthens our ability to serve the needs of providers treating patients with serious bacterial infections across the healthcare delivery continuum. We believe our combined Product Portfolio, resources and people has created a standalone entity with the ability to help address the significant need for antibiotics to treat serious infections across multiple healthcare channels, while exercising a firm commitment to antibiotic stewardship.
The combined Product Portfolio supports our multi-channel strategy of delivering antibiotics for serious gram-positive and gram-negative infections due to resistant bacteria within the hospital, emergency department, and community settings. We believe that each product has distinct value in the antibiotic marketplace, and that we are uniquely positioned to deliver this value.
Combined Antibiotic Portfolio
Melinta has a pipeline of commercial and clinical antibiotic assets across multiple approved and potential indications, and has a platform for long-term, durable growth and a strategy to expand the anti-infective portfolio over time, providing the opportunity for multiple layers of revenue growth.

Baxdela
Baxdela is a monotherapy treatment of adult patients with acute bacterial skin or skin structure infections (“ABSSSI”) which is available in oral and intravenous (“IV”) formulations. Baxdela is a novel fluoroquinolone that exhibits activity against both gram-positive and gram-negative pathogens, is unique among quinolones in that it is effective against methicillin-resistant staphylococcus aureaus (“MRSA”), and is available to initiate therapy on either the IV or oral formulation. In clinical trials, Baxdela demonstrated a differentiated safety and tolerability profile as compared to vancomycin plus aztreonam. On June 19, 2017, the Food and Drug Administration (“FDA”) approved the use of Baxdela as a treatment of adult patients with ABSSSI. The commercial launch of Baxdela for the adult patient treatment of ABSSSI occurred in the first quarter of 2018.
The FDA also confirmed Baxdela’s status as a Qualified Infectious Disease Product (“QIDP”) under the provisions of the 2012 Generating Antibiotics Incentives Now Act (the “GAIN Act”), and extended by five years the five-year exclusivity granted to Baxdela as a new chemical entity (“NCE”), for a total of ten years in the United States. Consequently, and because we believe Baxdela has utility across many different infection types, we conducted a Phase 3 clinical trial for the treatment of patients with community acquired bacterial pneumonia (“CABP”). We believe Baxdela has the potential to address a variety of bacterial infections in the United States. In addition, we have partnered with leading multinational pharmaceutical firms for distribution of Baxdela in markets outside the United States, including with Menarini IFR SrL ("Menarini") for Europe and Asia-Pacific (excluding Japan) and with Eurofarma Laboratórios S.A. for Central and South America. We may obtain additional funds through the achievement of regulatory, commercial and sales-based milestones, as well as royalties on sales of Baxdela outside the United States.
In October 2018, we announced positive top-line results from the Phase III trial of Baxdela for the treatment of CABP. Baxdela was compared to moxifloxacin in this randomized global trial. Baxdela met all key primary and secondary endpoints in the trial, including the study’s primary FDA endpoint showing Early Clinical Response (ECR) with improvement at 96 hours (± 24 hours) after the first dose in at least two of the following symptoms: chest pain, frequency or severity of cough, amount of productive sputum, and difficulty breathing. In the intent-to-treat population (ITT), IV-to-oral Baxdela met the FDA primary endpoint of statistical non-inferiority (12.5% non-inferiority margin) for the Early Clinical Response at 96 hours (± 24 hours) after initiation of therapy (88.9% ECR in Baxdela patients) compared to IV/oral moxifloxacin (89.0%). The 95% confidence interval for the treatment difference had lower and upper bounds of -4.4% and 4.1%, respectively. Baxdela also met the FDA secondary endpoint of statistical non-inferiority (90.5%) compared to moxifloxacin (89.7%) based on the investigator’s assessment of Success at the Test of Cure visit (5-10 days after last dose) in the ITT population. Lower and upper bounds of the 95% confidence interval for the treatment difference were -3.3% and 4.8%, respectively. Data also showed that IV/oral Baxdela successfully eradicated key respiratory pathogens at rates comparable to moxifloxacin. Both intravenous (IV) and oral Baxdela were well tolerated in the study participants. Overall adverse event rates were similar between treatment arms. The most common treatment-emergent adverse events on Baxdela (≥ 2%) were diarrhea and transaminase increases, which were generally mild and did not lead routinely to treatment discontinuation. We anticipate filing a supplemental New

Drug Approval ("sNDA") with the FDA in the second quarter of 2019 and are developing our commercial plan to address this additional indication.
Vabomere
Vabomere is an IV antibiotic that is a combination of meropenem, the leading carbapenem used in treatment of gram-negative infections, and vaborbactam, a novel beta-lactamase inhibitor that inhibits certain types of resistance mechanisms used by bacteria. Vabomere received FDA approval on August 29, 2017, for the treatment of patients 18 years of age and older with complicated urinary tract infections (“cUTI”), including pyelonephritis, caused by designated susceptible Enterobacteriaceae, and became commercially available in the fourth quarter of 2017. Vabomere was specifically developed to address gram-negative bacteria that produce beta-lactamase enzymes, particularly the Klebsiella pneumoniae carbapenemase (“KPC”) enzyme. KPC-producing bacteria are responsible for a large majority of carbapenem-resistant Enterobacteriaceae in the United States and are classified by the U.S. Centers for Disease Control (“CDC”) to be an urgent antimicrobial resistance threat. With its approval, the FDA also confirmed that Vabomere is eligible for the five-year GAIN Act extension of exclusivity under the provisions of the GAIN Act, though the question of whether Vabomere would be eligible for a five-year NCE exclusivity or three-year exclusivity was referred to the Exclusivity Board of the Center for Drug Evaluation and Research (“CDER”). And, in August 2018, we announced that the Centers for Medicare & Medicaid Services (CMS) granted a new technology add-on payment (NTAP) for Vabomere when administered in the hospital inpatient setting. The NTAP program provides hospitals with a payment, in addition to the standard-of-care Diagnostic Related Group (DRG) reimbursement, of up to 50% of the cost of Vabomere for a period of two to three years, effective in the 2019 fiscal year starting on October 1, 2018. CMS has assigned a maximum payment of $5,544.00 for a Medicare patient treated with Vabomere. Over 80% of Vabomere’s current and projected utilization among all patients is in the hospital inpatient setting.
On November 20, 2018, the European Commission (EC) approved Vabomere for use in adult patients with complicated intra-abdominal (cIAI) and urinary tract infections (cUTI), hospital-acquired pneumonia including ventilator associated pneumonia (HAP/VAP), bacteraemia that occurs in association with any of these infections, and infections due to aerobic gram-negative organisms where treatment options are limited. Marketing authorization was granted in all 28 European Union (EU) member states, as well as Norway, Iceland and Liechtenstein. We have partnered with Menarini to commercialize Vabomere in Europe and Asia-Pacific (excluding Japan).
We have continued the launch of Vabomere with a sales force that interacts primarily with infectious disease and critical care physicians, microbiologists, and hospital and infectious disease clinical pharmacists. We are leveraging our presence in the hospital setting to promote Vabomere, as well as our other products.
We believe Melinta is capable of distinguishing Vabomere’s economic value proposition through a pricing strategy that is in line with currently branded therapies used in the treatment of such serious gram-negative infections and designed to facilitate access within the hospital.
Orbactiv
Orbactiv is a long-acting IV antibiotic of the lipoglycopeptide class that allows for single infusion for the treatment of adult patients with ABSSSI caused or suspected to be caused by susceptible gram-positive bacteria, with no dose adjustment for mild/moderate renal or hepatic impairment or for age, weight, gender, or race. It provides an alternative solution to hospital admission or multiple days of therapy in the outpatient setting. In contrast to the current standard of care (6 to 10 days of IV therapy), single-dose ABSSSI therapy with Orbactiv alternative increases patient convenience, ensures patient adherence with a single dose, and allows for treatment in alternative, lower cost care settings. We are leveraging our hospital and community-based sales force infrastructure to maximize Orbactiv’s potential.
Minocin for injection
Minocin for injection is an IV antibiotic of the tetracycline class with broad-spectrum activity against gram-positive and gram-negative pathogens. A new formulation was launched in 2015, which improved tolerability and convenience in administration, owing to a smaller required infusion volume. Minocin for injection is one of the few agents approved for treatment of Acinetobacter spp. Acinetobacter infections are generally seen in the intensive care unit (“ICU”), particularly in mechanically ventilated and immunocompromised patients. We are leveraging our hospital-based sales force infrastructure to maximize Minocin for injection’s potential.
Key Business Strategies
We are focused on the commercialization of antibiotics that enable patients with serious, life-threatening bacterial infections to be successfully treated. We plan to carefully evaluate our capital allocation strategy to maximize shareholder value around the recent launches of Baxdela and Vabomere, and the marketing of Orbactiv and Minocin for injection. The critical components of our business strategy are:

1.	Commercial Product Sales Growth

a.
Commercialize Baxdela in the United States. We launched Baxdela oral and IV in the first quarter of 2018 for the treatment of ABSSSI and continue our commercialization of the product with an efficient, targeted sales force consisting of approximately 60 sales territories, prioritizing high-value retail and hospital accounts. In addition, sales representatives target other market channels, such as the emergency department and select community settings, in an attempt to realize the full market potential of Baxdela. We are also pursuing an additional indication, CABP, for which we expect to file an sNDA in the first half of 2019.

b.
Commercialize Vabomere for cUTI in the United States. We market Vabomere in the United States with our combined sales force consisting of approximately 70 sales representatives, prioritizing high-value hospital accounts, focusing on infectious disease and critical care physicians and pharmacists.

c.
Optimize commercialization of Orbactiv and Minocin for injection within the United States. Sales representatives target emergency department and community market channels to realize the full market potential of Orbactiv in the treatment of ABSSSI. In addition, we are leveraging our sales force presence within the hospital to appropriately position Minocin for injection for the treatment of serious infections due to Acinetobacter.

2.
Stewardship of financial resources. We are focused on using the existing sources of cash for the Company, including cash on hand, revenue from product sales and licensing arrangements, and capital available under existing and permitted financing facilities, to achieve future profitability. In order to succeed with this strategy, we must successfully execute sales strategies and reduce operating spend from historical levels. We have an experienced management team and sales force to lead the Company's product sales effort. In addition, we have taken steps to reduce operating expenses, including (a) narrowing the scope of future research and development activities, which involved the natural reduction in costs for large clinical studies that are nearing completion and winding down our early-stage research programs, (b) rationalizing costs in the selling, general and administrative areas, many due to the integration of the legacy Cempra, IDB and Melinta businesses post-merger and acquisition, and (c) negotiation with various third-parties to reduce and/or extend payment for certain large commitments.

3.
Optimize partnerships to maximize the value of the Product Portfolio. We have a number of partnerships, including established partnerships for our Product Portfolio in Europe and Asia-Pacific (excluding Japan) with Menarini, and for Baxdela in Central and South America with Eurofarma Laboratórios S.A. We have a development partnership with a contract research organization (“CRO”) for our pipeline asset, radezolid, which is focused on the topical dermatology space. We plan to evaluate the potential of existing and new business development opportunities to further generate non-dilutive capital and enhance shareholder value.

These partnerships have already seen positive momentum. On November 20, 2018, the European Commission granted marketing authorization for Vabomere for use in adult patients with complicated intra-abdominal (cIAI) and urinary tract infections (cUTI), hospital-acquired pneumonia including ventilator associated pneumonia (HAP/VAP), bacteraemia that occurs in association with any of these infections, and infections due to aerobic gram-negative organisms where treatment options are limited. In South America, Eurofarma has received approval to market Baxdela in Argentina and is preparing applications to several other countries.

4.
Leverage the enterprise’s commercial organization to promote complementary internally or externally developed products upon achievement of FDA regulatory approval. With an experienced team and commercial infrastructure in place, we believe we are well positioned to add either internally or externally developed products to our portfolio while adding minimal new costs. We may selectively pursue the addition of externally developed products to our existing marketed products and pipeline, leveraging our commercial infrastructure.

Competition
Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and biotechnology companies, as well as specialty pharmaceutical and generic drug companies.
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
While we pursue patent protection and enforcement of all our products and product candidates, and aspects of our technologies when appropriate, we also rely on trade secrets, know-how and continuing technological advancement to develop and maintain our competitive position. To protect this competitive position, we regularly enter into confidentiality and proprietary information agreements with third parties, including employees, independent contractors and consultants, suppliers and collaborators. Our employment policy requires each new employee to enter into an agreement containing provisions generally prohibiting the disclosure of confidential information to anyone outside of our company and providing that any invention conceived by an employee within the scope of his or her employment duties is our exclusive property. We have a similar policy with respect to independent contractors and consultants, generally requiring independent contractors to enter into agreements containing provisions generally prohibiting the disclosure of confidential information to anyone outside of our company and providing that any invention conceived by an independent contractor or consultant within the scope of his or her services is our exclusive property with the exception of contracts with universities and colleges that may be unable to make such assignments. Furthermore, our know-how that is accessed by third parties through collaborations and research and development contracts and through our relationships with scientific consultants is generally protected through confidentiality agreements with the appropriate parties.
Baxdela
We have a license, both exclusive and nonexclusive, from Wakunaga Pharmaceutical Company, Ltd. to certain patents and patent applications, and to certain patents and patent applications of AbbVie. We have also licensed technology from CyDex Pharmaceuticals, Inc. (now a wholly owned subsidiary of Ligand Pharmaceuticals Incorporated) for the use of Captisol, a sulfobutylether beta-cyclodextrin excipient, in connection with the manufacture of Baxdela vials. We have developed and patented additional technology independently.  The patent portfolio for Baxdela and delafloxacin meglumine, the active pharmaceutical ingredient in Baxdela, is related to compositions of matter, pharmaceutical compositions, manufacturing methods and methods of use. In addition to the licensed and owned issued U.S. patents, the portfolio includes pending U.S. patent applications and corresponding foreign national or regional counterpart patents or applications. We expect that the patents and the patent applications in the portfolio, if issued, will expire between 2025 and 2034.
Vabomere
As a result of our acquisition of IDB, we acquired a portfolio of patents and patent applications relating to Vabomere, including the vaborbactam compound, Vabomere composition, and methods of use. We are currently prosecuting related patent applications relating to Vabomere’s pharmaceutical composition and its use in the United States and in certain foreign countries.  In addition, patent applications are pending for synthesis intermediates, manufacturing flow processes and additional methods of use, which, if issued, would expire between 2035 and 2038.
Orbactiv
As a result of our acquisition of IDB, we obtained an exclusive license from Eli Lilly to patents relating to Orbactiv, its uses, formulations and methods of manufacture. The earliest-filed patent for Orbactiv that we acquired, which relates to the active pharmaceutical ingredient in Orbactiv, will expire in the United States in November 2020. The Medicines Company also developed and patented additional technology.  We acquired from Medicines U.S. patents relating to methods of treatment expiring in 2029 and 2030, as well as a patent co-owned with AbbVie relating to high purity oritavancin that expires in 2035. Numerous foreign counterparts have been filed, including in Europe and Eurasia, for these more recent methods of treatment and compositions. We are also prosecuting a number of patent applications relating compositions, including oritavancin and a cyclodextrin, and their uses in the United States and certain foreign jurisdictions, which, if issued, would expire in 2037.
Minocin for injection
As a result of our acquisition of IDB, we acquired a patent portfolio relating to certain minocycline formulations and certain methods of administering minocycline. We have patents relating to the Minocin for injection intravenous composition and certain methods of administering minocycline, each of which is set to expire in May 2031. We are also prosecuting other patent applications relating to minocycline formulations and methods of treatment in the United States and in certain foreign countries.
Collaborations and Commercial Agreements

See Notes 5 and 10 to the Consolidated Financial Statements for information on certain of our collaboration and commercial agreements.
Manufacturing
We do not own or operate manufacturing facilities for the production of any of the products in our product portfolio nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredients ("API") and finished products, and we employ internal resources and third-party consultants to manage our manufacturing contractors.
We do not have material long-term contracts for the commercial supply of the Products, except for certain contracts for the production of ingredients of vaborbactum.
Government Regulation and Product Approval
Government authorities in the United States—at the federal, state and local level—and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record keeping, promotion, advertising, distribution, and export and import of products such as those we are marketing or developing. All of our approved products are subject to extensive regulation, and our antibiotic product candidates that we develop must be approved by the FDA through the NDA process before they may be legally marketed in the United States.
Securing approval to market a new pharmaceutical product in the United States requires substantial effort and financial resources and takes several years to complete. The applicant must complete preclinical tests and submit protocols to the FDA before commencing clinical trials. Clinical trials are conducted to establish the safety and efficacy of the pharmaceutical product and typically are conducted in sequential phases, although the phases may overlap or be combined. If the required clinical testing is successful, the results are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. The FDA reviews an NDA to determine whether a product is safe and effective for its intended use and whether its manufacturing is compliant with current Good Manufacturing Practices (“cGMP”).
Even if an NDA receives approval, the applicant must comply with post-approval requirements. For example, holders of an approval must report adverse reactions, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional materials and activities. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and certain changes to the manufacturing procedures and finished product must be included in the NDA, and approved by the FDA. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural and record keeping requirements. In addition, as a condition of approval, the FDA may require post-marketing testing and surveillance to further assess and monitor the product's safety or efficacy after commercialization, which may require additional clinical trials or patient registries, or additional work on chemistry, manufacturing and controls. Any post-approval regulatory obligations, and the cost of complying with such obligations, could expand in the future.
The manufacture, sale, promotion and distribution of our products are subject to comprehensive government regulation. Government regulation by various national, regional, federal, state and local agencies, both in the United States and other countries, addresses (among other matters) inspection of, and controls over, research and laboratory procedures, clinical investigations, product approvals and manufacturing, labeling, packaging, marketing and promotion, pricing and reimbursement, sampling, distribution, quality control, post-marketing surveillance, record keeping, storage and disposal practices. In addition, we are subject to laws and regulations pertaining to health care fraud and abuse, including state and federal anti-kickback and false claims laws in the United States. We are also subject to taxes, as well as application, product, user, establishment and other fees.
Compliance with these laws and regulations is costly and materially affects our business. Among other effects, health care regulations substantially increase the time, difficulty and costs incurred in obtaining and maintaining approval to market newly developed and existing products. We expect compliance with these regulations to continue to require significant technical expertise and capital investment to ensure compliance. Failure to comply can delay the release of a new product or result in regulatory and enforcement actions, the seizure or recall of a product, the suspension or revocation of the authority necessary for a product's production and sale and other civil or criminal sanctions, including fines and penalties.
In addition to regulatory initiatives, our business can be affected by ongoing studies of the utilization, safety, efficacy and outcomes of health care products and their components that are regularly conducted by industry participants, government agencies and others. These studies can call into question the utilization, safety and efficacy of previously marketed products. These studies may result in the discontinuance of, or limitations on, marketing of such products domestically or worldwide, and may give rise to claims for damages from persons who believe they have been injured as a result of their use.
Access to human health care products continues to be a subject of investigation and action by governmental agencies, legislative bodies and private organizations in the United States and other countries. A major focus is cost containment. Efforts to reduce health care costs are also being made in the private sector, notably by health care payors and providers, which have instituted various cost reduction and containment measures. We expect insurers and providers to continue attempts to reduce the cost of health care products. Budgetary pressures in the United States—and in other countries—may also heighten the scope and severity of pricing pressures on our products for the foreseeable future.
Specifically, U.S. federal laws require pharmaceutical manufacturers to pay certain statutorily-prescribed rebates to state Medicaid programs on prescription drugs reimbursed under state Medicaid plans, and the efforts by states to seek additional rebates affect our business. Similarly, the Veterans Health Care Act of 1992, as a prerequisite to participation in Medicaid and other federal health care programs, requires that manufacturers extend additional discounts on pharmaceutical products to various federal agencies, including the United States Department of Veterans Affairs, Department of Defense and Public Health Service entities and institutions. In addition, recent legislative changes would require similarly discounted prices to be offered to TRICARE program beneficiaries. The Veterans Health Care Act of 1992 also established the 340B drug discount program, which requires pharmaceutical manufacturers to provide products at reduced prices to various designated health care entities and facilities.
Most states also have generic substitution legislation requiring or permitting a dispensing pharmacist to substitute a different manufacturer's generic version of a pharmaceutical product for the one prescribed. In addition, the federal government follows a diagnosis-related group (“DRG”) payment system for certain institutional services provided under Medicare or Medicaid and has implemented a prospective payment system (“PPS”) for services delivered in hospital outpatient, nursing home and home health settings. DRG and PPS entitle a health care facility to a fixed reimbursement based on the diagnosis and/or procedure rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many health care products. Medicare reimburses Part B drugs based on average sales price plus a certain percentage to account for physician administration costs, which have been reduced in the hospital outpatient setting. Medicare enters into contracts with private plans to negotiate prices for most patient-administered medicine delivered under Part D.
Under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (together, the “Affordable Care Act”), we pay a fee related to its pharmaceuticals sales to government programs. The Affordable Care Act also includes provisions known as the Physician Payments Sunshine Act, which require manufacturers of drugs and biologics covered under Medicare and Medicaid to record any transfers of value to physicians and teaching hospitals and to report this data to the Centers for Medicare and Medicaid Services for subsequent public disclosure. Similar reporting requirements have also been enacted on the state level in the United States. Failure to report appropriate data may result in civil or criminal fines and/or penalties.
Antibiotic Exclusivity
Under the GAIN Act, upon NDA approval, a drug product designated by FDA as a QIDP receives a five-year extension of any five-year NCE exclusivity, three-year exclusivity, or seven-year orphan drug exclusivity.  This exclusivity applies only with respect to drugs that are first approved on or after July 9, 2012.  An efficacy supplement to an approved NDA is not eligible for the five-year exclusivity extension if the application that is being supplemented has previously received the five-year GAIN exclusivity extension.  A QIDP is defined as an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by (1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens, or (2) qualifying pathogens, which are defined as those that have the potential to pose a serious threat to public health and that are included in a list established and maintained by FDA.
A drug sponsor may request that the FDA designate its product as a QIDP at any time prior to NDA submission. The FDA must make a QIDP determination within 60 days of receiving the designation request.  The first NDA for a specific drug product and indication for which QIDP designation was granted will automatically be granted priority review.  A subsequent application from the same sponsor for the same product and indication will receive priority review designation only if it otherwise meets the criteria for priority review.
Foreign Regulation
In addition to regulations in the United States, we are subject to a variety of foreign regulations governing clinical trials and commercial sales, manufacturing and distribution of our products to the extent we choose to sell any products outside of the United States. The approval process varies from country to country, and the time may be longer or shorter than that required to obtain FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement also vary greatly from country to country. Our primary strategy is to find partners that operate in foreign countries and collaborate with them to seek approval for, and market, our products, generating royalty and licensing revenue.
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
In 2003, the U.S. government enacted legislation providing a prescription drug benefit for Medicare recipients, which became effective at the beginning of 2006. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval. However, to obtain payments under this program, we would be required to sell products to Medicare recipients through prescription drug plans operating pursuant to this legislation. These plans will likely negotiate discounted prices for our products. In March 2010, the ACA, as amended, became law, which substantially changed the way healthcare is financed by both governmental and private insurers. We anticipate that this legislation will result in additional downward pressure on prescription drug coverage and may affect our ability to set the prices that we receive for any approved product, either directly if legislation mandates discounts or other reductions, or indirectly if limited coverage results in reduced demand. Federal, state and local governments in the United States continue to consider legislation to limit the growth of health care costs, including the cost of prescription drugs. Future legislation could limit payments for pharmaceuticals such as the drug candidates that we are developing.
Different pricing and reimbursement structures exist in other countries. In the European community, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of our particular drug products to currently available therapies. Other member states allow companies to set their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.
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
Corporate History and Information
On November 3, 2017, Cempra, Inc. merged with privately-held Melinta Therapeutics, Inc. in a reverse merger, wherein the former Melinta Therapeutics, Inc. became a subsidiary of Cempra, Inc. and was re-named Melinta Subsidiary Corp. Immediately after the merger, Cempra, Inc. was renamed Melinta Therapeutics, Inc. Our stock is traded on the Nasdaq Global Market under the symbol MLNT.
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
Our primary executive offices are located at 44 Whippany Road, Morristown, NJ 07963, and our telephone number is (908) 617-1309. Our website address is www.melinta.com. The information contained in, or that can be accessed through, our website is not part of this report.
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
Employees
As of February 28, 2019, we had approximately 290 employees. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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
We are not currently generating revenue from operations that is sufficient to cover our operating expenses and do not anticipate generating revenue sufficient to offset operating costs in the near term. We have incurred losses from operations since our inception and had an accumulated deficit of 719.8 million as of December 31, 2018. These losses have had and will continue to have an adverse effect on shareholders’ equity and working capital.
Our operations have consumed substantial amounts of cash since inception. If our operations do not produce the cash flow expected, our business, financial condition, cash flows and results of operations could be materially and adversely affected.
Our principal sources of liquidity are cash generated from sales of Baxdela, Vabomere, Orbactiv, and Minocin for injection; reimbursement of certain development costs by licensees of Baxdela, principally associated with our CABP Phase 3 clinical trial; fees and milestones earned under the license agreements we have entered into to distribute our products to companies in markets outside the United States, including our license agreement with Menarini; additional debt capital that may be available under our Deerfield Facility (including $50 million available until January 5, 2020 if we meet certain sales milestones by the end of 2019) and the Vatera Loan Agreement (up to $60 million available before July 10, 2019, after the initial draw of $75 million which occurred in February 2019); and the issuance of debt or equity financings, to the extent available. Our principal liquidity requirements are for working capital; our debt service requirements; operational expenses; commercialization and development activities for products and product candidates; potential non-operational payments related to the IDB acquisition and contractual obligations, including inventory and any royalty and milestone payments that will or may become due; and capital expenditures.
As of December 31, 2018, we had cash and cash equivalents of $81.8 million. For the year ended December 31, 2018, we had a net loss of approximately $157.2 million. Our net cash used in our operating activities was $171.5 million during the year ended December 31, 2018. Our ability to become profitable and/or to generate positive cash from operations depends upon, among other things, our ability to generate revenues from sales of our marketed products and prudently manage our expenses. If we do not generate sufficient product revenues, or prudently manage our expenses, our business, financial condition, cash flows and results of operations could be materially and adversely affected and we may be unable to continue as a going concern.
During 2018, we announced and/or implemented a number of cost savings initiatives designed to streamline our business, deliver profitability and extend our cash runway. These cost-savings initiatives are expected to result in between $50 and $70 million in operating expense savings in 2019, driven primarily by lower R&D and G&A expenses when compared to 2018. In addition, we are continuing to explore and evaluate other opportunities to enhance our liquidity, including further cost reductions, strategic licensing and partnership opportunities, potential capital raising activities and options to modify the terms of certain liabilities. There can be no assurances that these other initiatives will be available on reasonable terms, or at all. If we are not successful with respect to the initiatives described above, or if our future operations fail to meet current sales expectations, our projected future liquidity may be limited, which could materially and adversely affect our business, financial condition, cash flows, results of operations and ability to continue as a going concern.
We may need to obtain additional financing to fund our operations and comply with financial-related covenants under the Deerfield Facility, as amended, and the Vatera Loan Agreement, and our ability to obtain such additional financing is limited by the terms of the Deerfield Facility and the Vatera Loan Agreement.
We have substantial cash needs to support our current operating plan, including supporting the ongoing sale and promotion of Baxdela, Vabomere, Minocin for injection and Orbactiv, as well as the development and commercialization of our product candidates and to support sales and marketing activities. Moreover, our fixed expenses such as rent, license payments, interest expense and other contractual commitments are substantial.
Our future cash flows are dependent on key variables such as the level of sales achievement of our four marketed products, our ability to access additional debt capital under the Vatera Loan Agreement and the Deerfield Facility and, potentially, our ability to finance the Company with the issuance of new debt or equity.
Our ability to obtain additional borrowings under the Vatera Loan Agreement (up to $25 million available in a single draw after March 31, 2019, but on or prior to June 30, 2019, and up to $35 million available in a single draw after June 30, 2019, but on or prior to July 10, 2019) is subject to our satisfaction of certain customary funding conditions, such as compliance with the covenants contained in that agreement, including the covenants described below. Our ability to obtain additional borrowings under the Deerfield Facility (including $50 million available until January 5,m 2020, if we meet certain sales milestones by the end of 2019) also is subject to satisfaction of certain customary funding conditions, such as compliance with the covenants contained in that agreement, including the covenants described below. The Deerfield Facility contains certain covenants, including requirements that we (i) deliver audited financial statements for each fiscal year, together with an audit opinion that does not contain a going concern qualification for any fiscal year ending on or after December 31, 2019, (ii) maintain a minimum cash balance of $40 million through March 31, 2020, and $25 million thereafter, and (iii) achieve net revenue from product sales of at least $63.75 million for the year ending December 31, 2019, and $85 million each year thereafter.
Our operating forecasts include assumptions about our projected levels of sales growth, planned operating expenses, and other cash outflows. Revenue projections are inherently uncertain but have a higher degree of uncertainty in an early-stage commercial launch, which we have in Baxdela and Vabomere. In addition, if we are required to pay potential non-operational payments relating to the IDB acquisition, and after giving effect to net cash outflows from our operations, our cash balances may not be sufficient under the minimum cash balance covenants contained in the Deerfield credit agreement and the Vatera credit agreement described above. As a result, we may not be able to borrow additional amounts under our existing credit agreements. In addition, failure to comply with the minimum cash balance covenant would constitute a default under the Deerfield Facility and the Vatera Loan Agreement and, if not cured or waived, would allow our lenders to accelerate the related debt and, in the case of the Deerfield Facility which is secured by substantially all of our assets, would allow the lenders under that agreement to proceed against the collateral granted to them to secure that debt. In particular, recent sales trends, combined with our current projections, are likely to limit our ability to draw the additional $50 million available for borrowing under the Deerfield Facility until at least the second half of 2019 (because such borrowing is subject to our meeting certain net revenue targets by the end of 2019) and if we fail to satisfy the required sales milestones under the Deerfield Facility before January 5, 2020, we will no longer be able to draw the $50 million in additional loans. As such, we may need to raise additional funds to support our ongoing operations and to reduce our risk of default under our credit agreements.
Our future funding requirements will depend on many factors, including, but not limited to:

•	the costs and timing of establishing sales, marketing, reimbursement capabilities, and the acceptance of our products by the marketplace;

•	our ability to forecast demand for our products, thereby enabling our ability to manage working capital effectively;

•	potential non-operational payments relating to the IDB acquisition;

•	payments of milestones and royalties to third parties;

•	the initiation, progress, timing, scope and costs of our clinical trials, including the ability to timely enroll patients in our ongoing, planned and potential future clinical trials;

•	the time and cost necessary to obtain regulatory approvals;

•	the time and cost necessary to respond to technological and market developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms of any collaborative, license and other commercial relationships that Melinta may establish.
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
Further, the terms of the Deerfield Facility and the Vatera Loan Agreement limit our ability to obtain additional financing, and the existence of the convertible loans under those agreements, including the ability to convert the convertible loans under the Vatera Loan Agreement into shares of our preferred stock, which have rights on liquidation senior to the rights of our common stockholders, may further impede our ability to obtain additional financing.

We are subject to certain covenants under the Deerfield Facility and the Vatera Loan Agreement that restrict our ability to incur additional indebtedness, limiting access to additional debt capital to fund our operations. In addition, the Vatera Loan Agreement contains a clear market provision which restricts our ability to sell or otherwise transfer or dispose of, or file a registration statement relating to, any common stock or any securities convertible into common stock, subject to certain exceptions, without the prior written consent of the Required Lenders (as defined in the Vatera Loan Agreement). This provision is effective until 90 days after our final disbursement under the Vatera Loan Agreement, which 90-day period will expire between September 29, 2019, and October 8, 2019, assuming that the final disbursement occurs between July 1, 2019, and July 10, 2019 (unless the facility is terminated prior to such final disbursements, in which case 90 days after such termination). This clear market provision does not restrict or prohibit negotiations or discussions with respect to, or the entering into any agreement for, or the filing of a registration statement with respect to, a merger or consolidation or any other combination of the Company with, or the acquisition of the Company by, another person (including by tender or exchange offer), any sale or other transfer of all or substantially all of the consolidated assets of the Company or any other acquisition or similar transaction.
Accordingly, the ability of the Company to enter into additional forms of financing may be limited and additional funds may not be available when needed on terms that are acceptable, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing shareholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing shareholders.
If we are unable to obtain funding on a timely basis, we may be unable to fund our future operations, including the ongoing sales of our marketed products, as well as the development and commercialization of our product candidates and the support of sales and marketing activities.  As a result, our ability to generate revenues and achieve or sustain profitability may be substantially harmed, and we may be required to significantly curtail some or all of our activities. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to our product candidates or some of our technologies or otherwise agree to terms unfavorable to us.
We have substantial indebtedness.
As of December 31, 2018, we had total indebtedness of $147.8 million and, on February 22, 2019, we incurred additional indebtedness of $80 million under the Vatera Loan Agreement. Subject to the terms and conditions set forth therein, we have the ability to borrow an additional $60 million of convertible loans. We also have the ability to borrow an additional $50 million of loans under the Deerfield Facility (available before January 5, 2020), provided that certain revenue targets are achieved and other funding conditions are satisfied before the end of 2019. Having a substantial amount of leverage may have important consequences, including:

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on indebtedness, thereby reducing our ability to use cash flow from operations to fund operations, capital expenditures, and future business opportunities;

•
limiting our ability to obtain additional financing for working capital, capital expenditures, product and service development, debt service requirements, acquisitions, and general corporate or other purposes, which is vital to our business;

•
increasing the risks of adverse consequences resulting from a breach of any indebtedness agreement, including, for example, a failure to make required payments of principal or interest due to failure of our business to perform as expected;

•	increasing our vulnerability to general economic and industry conditions;

•	restricting our ability to make strategic acquisitions or requiring non-strategic divestitures;

•	subjecting our operations to restrictive covenants that may limit operating flexibility; and

•	placing our operations at a competitive disadvantage compared to competitors that are less highly leveraged.
The Vatera Loan Agreement and the Deerfield Facility contain restrictive covenants that may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions, as well as financial-related covenants.
The Vatera Loan Agreement and Deerfield Facility contain a number of restrictive covenants that impose significant operating and financial restrictions, subject in each case to customary exceptions, on us and may limit our ability to engage in acts that may be in our long term best interest, including restrictions on our ability to: incur additional debt; pay distributions or dividends, redeem subordinated debt, repurchase equity or make other restricted payments; make certain investments; grant or permit certain liens on our assets; enter into certain transactions with affiliates; merge, consolidate or transfer all or substantially all of our assets; and transfer, sell or acquire assets, including capital stock of our subsidiaries. As a result of these restrictions, we may be: limited in how we conduct our business; unable to raise additional debt or equity financing to operate during general economic or business downturns; or unable to compete effectively or take advantage of new business opportunities. These restrictions also may affect our ability to execute our business strategy, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, the Deerfield Facility contains certain financial-related covenants, including requirements that we (i) deliver audited financial statements for each fiscal year, together with an audit opinion that does not contain a going concern qualification for any fiscal year ending on or after December 31, 2019, (ii) maintain a minimum cash balance of $40 million through March 31, 2020, and $25 million thereafter, and (iii) achieve net revenue from product sales of at least $63.75 million for the year ending December 31, 2019, and $85 million each year thereafter.
A breach of the covenants under either of our credit agreements could result in an event of default, may allow our lenders to accelerate the related debt, and may result in the acceleration of any other debt to which a cross acceleration or cross default provision applies. In addition, an event of default would permit the lenders under the applicable credit agreement to terminate all commitments to extend further credit under such agreement. Furthermore, if we were unable to repay the amounts due and payable under the Deerfield Facility, the lenders under that agreement could proceed against the collateral granted to them to secure that debt. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries would not have sufficient assets to repay that debt.
Provisions in the Vatera Loan Agreement and the Deerfield Facility may deter or prevent a business combination that may be favorable to our stockholders.
Certain provisions in the Vatera Loan Agreement and the Deerfield Facility could have an adverse impact on the possibility of a potential acquisition of the Company.

•
If we enter into a transaction that constitutes a “fundamental change” under the Vatera Loan Agreement and a lender elects to convert its convertible loans in connection therewith, we may be required to increase the conversion rate depending on the then applicable stock price. The substantial number of shares that are issuable upon conversion of the convertible loans under the Vatera Loan Agreement may negatively impact the per share price that a third party may be willing to pay for the Company.

•
Furthermore, upon the occurrence of a change of control (as defined in the Vatera Loan Agreement), the lenders under the Vatera Loan Agreement have the right to either convert their convertible loans (including at the fundamental change conversion price if the Change of Control also constitutes a fundamental change) or require payment in full at par plus accrued and unpaid interest. If the lenders, other than the Vatera-related entities, fail to timely deliver notice to us electing to convert their convertible loans under the agreement, we will be required to pay in cash to such lenders the full outstanding amount of the convertible loans held by such lenders. The Vatera-related entities may elect to continue to hold their convertible loans under the agreement instead of converting the loans or requiring payment in cash for such convertible loans, except that we may elect to prepay the convertible loans under the Vatera Loan Agreement held by the Vatera-related entities in connection with a change of control or a fundamental change in which the consideration to be paid to the holders of outstanding common stock (other than shares held by the Vatera-related entities) consists solely of cash at a per share price in excess of the then current conversion price (determined based on the common stock conversion rate).

•
Upon a change of control (as defined in the Deerfield Facility), the lenders under the Deerfield Facility have the right to require payment in full of the outstanding loans under the agreement par plus accrued and unpaid interest.

These and other provisions in the Deerfield Facility and the Vatera Loan Agreement could deter or prevent a third party from acquiring the Company, or adversely impact the price that an acquirer is willing to pay, even when the acquisition may otherwise be favorable to our stockholders.
Our limited operating history exposes us to significant risks.
Prior to our commercial launch of Baxdela and our acquisition of Vabomere, Orbactiv and Minocin for injection from Medicines in the first quarter of 2018, our operations were limited to financing and staffing our company, conducting discovery and product research and development activities, and engaging in commercial launch preparation activities. Given that we have had less than one year of commercial sales through December 31, 2018, the ability to predict our future performance may not be as accurate as it could be if we had a history of successfully developing and commercializing pharmaceutical products. Given our limited operating history and relatively recent product launches, it is difficult for us to predict our future revenues and working capital needs and, to the extent we encounter lower-than-expected sales or unforeseen expenses, difficulties, complications, delays, and other known and unknown factors in achieving our business objectives, we may face difficulties in addressing these issues and our liquidity requirements. Further, given our limited operating history, we may incur significant costs in maintaining our salesforce, which costs may prove unnecessary or excessive if our product sales do not meet our expectations. Our likelihood of success must be evaluated in light of such challenges and variables and we may not be successful in our sales efforts or may incur greater costs than expected, both of which would materially and adversely affect our business, results of operations or financial condition.
If we are not successful with the commercial launches of our products, our business likely would be materially harmed.

In the first quarter of 2018, we launched Baxdela and acquired Vabomere, Orbactiv and Minocin for injection from Medicines. Medicines launched Orbactiv in the United States in the third quarter of 2014, launched the new formulation of Minocin for injection in the United States in 2015 and launched Vabomere in the United States in the fourth quarter of 2017. Commercial launches and continued commercial efforts for this number of products in such a short period of time has and will continue to require significant efforts from Melinta and the devotion of substantial resources as we continue to establish and maintain the infrastructure necessary to continue to commercialize these products, or any product line extensions, or products in development.
Our ability to successfully commercialize our Products will depend on our ability to:

•	train, deploy and manage a qualified sales force to market and sell our Products;

•	secure formulary approvals at our hospital customers;

•	have third parties manufacture and release the products in sufficient quantities;

•	implement and maintain agreements with wholesalers, distributors and group purchasing organizations;

•	receive adequate levels of coverage and reimbursement for these products from governments and third-party payors; and

•	develop and execute effective marketing and sales strategies and programs for the Products.
We expect that the revenues from these products will represent a significant portion of our revenues in the future. As a result, if we are unable to successfully commercialize these products and products in development, our business, results of operations and financial condition likely would be materially harmed.
We are continuing to build our own marketing and sales organization, but have limited experience as a company in marketing drug products. If we are unable to successfully continue to develop our own marketing and sales capabilities, we may not be able to generate product revenues.
In order to successfully commercialize our products, we must develop capabilities (or make arrangements with third parties) for the marketing, sales and distribution of our products.  We have and will need to incur significant additional expenses and commit significant additional resources to continue to grow our marketing and sales capabilities. We may not be able to successfully establish these capabilities despite these additional expenditures.  Further, whether we market and sell products on our own or rely on a third party to do so, our ability to generate revenue will be dependent in part on the effectiveness of the sales force.  We compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel. In the event we are unable to successfully market and sell our products, either through our own marketing and sales capabilities or through collaboration with a third-party, our ability to generate product revenues would be negatively impacted and our business may be harmed.
Recent changes in our executive leadership and any similar changes in the future may serve as a significant distraction for our management and employees.
On October 1, 2018, and October 22, 2018, respectively, our former Chief Financial Officer and our former Chief Executive Officer left Melinta, and Peter J. Milligan was appointed our new CFO and John H. Johnson was appointed as our interim CEO. On February 22, 2019, Mr. Johnson was appointed as our permanent CEO. Such changes, or any other future changes in our executive leadership, may disrupt our operations as we adjust to the reallocation of responsibilities and assimilate new leadership and, potentially, differing perspectives on our strategic direction. If the transition in executive leadership is not smooth, the resulting disruption could negatively affect our operations and impede our ability to execute our strategic plan.
The commercial success of our Products (including any line extension thereof) and any future product of Melinta will depend upon the degree of market acceptance of these products among physicians, patients, health care payors and the medical community.
It cannot be assured that our products (including any additional approved indications) or any of our product candidates that may be approved in the future will gain market acceptance among physicians, patients, health care payors and the medical community. Efforts to educate the medical community and third-party payors on the benefits of our products and product candidates may require significant resources and may not be successful. The degree of market acceptance for our products will depend on a number of factors, including:

•	the effectiveness of such products as compared to other products pertaining to their respective indications;

•	the effectiveness of such products as compared to other products considered standard of care;

•	prevalence and severity of adverse side effects;

•	acceptance by physicians and payors of each product as a safe and effective treatment;

•	limitations or warnings contained in a product’s FDA approved labeling;

•	the market price and patient out-of-pocket costs of the product relative to other treatment options, including any generics;

•	relative convenience and ease of administration;

•	willingness by clinicians to stop using current treatments and adopt a new treatment;

•	restriction on healthcare provider prescribing of, and patient access to, products due to a risk evaluation mitigation strategy;

•	our ability to recruit and retain a sales force, if necessary;

•	the effectiveness of our or any third-party partner’s sales force and marketing efforts;

•	our ability to forecast demand and maintain sufficient supplies of our drug products;

•	our ability to manufacture or obtain commercial quantities of our drug products;

•	the strength of our sales and marketing and distribution support;

•	the ability of our sales organization to reach the necessary prescribers and accounts on a timely basis;

•	the effectiveness of our marketing and advertising campaigns;

•	product availability and our ability to deliver our products on a timely basis;

•	the extent to which bacteria develop resistance to any antibiotic product candidate that we develop, thereby limiting its efficacy in treating or managing infections;

•	our ability to establish and maintain pricing sufficient to realize a meaningful return on our investment;

•	acceptance on hospital formularies (which may limit sales activities in those hospitals);

•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections;

•	the availability of adequate reimbursement by third parties, such as insurance companies and other health care payors, and/or by government health care programs, including Medicare and Medicaid;

•	adverse publicity about a product or favorable publicity about competitive products;

•	potential product recalls: and

•	potential product liability claims.
The successful commercialization of our Products will depend on the prices we receive for our products.
Our ability to successfully commercialize our products will be dependent on whether market conditions or government requirements affect our ability to receive adequate pricing for any particular product. Pricing may be substantially dependent on our ability to obtain reimbursement from third-party payors, both in the United States and in foreign countries. Outside the United States, certain countries, including a number of European Union (“E.U.”) members, set prices and reimbursement for pharmaceutical products, or medicinal products as they are commonly referred to in the E.U., with limited participation from those marketing the products. We cannot be sure that any prices and reimbursement will be acceptable to our strategic commercial partners. If the regulatory authorities in these foreign jurisdictions set prices or reimbursement that are not commercially attractive for our strategic commercial partners, our revenues from milestones and/or sales-based royalties paid by our partners, and the potential profitability of our product candidates, in those countries would be negatively affected. Further, through contractual or other arrangements, the price we may be able to obtain in foreign countries may be dependent on the price we can achieve in the United States.
If we fail to obtain and sustain an adequate level of reimbursement for our products or future approved products by third-party payors, sales would be adversely affected.
There will be no commercially viable market for our products or any future approved products without reimbursement from third-party payors. If payor coverage is restricted or the level of reimbursement is below our expectations, our revenue and gross margins will be adversely affected.
Third-party payors, such as government or private health care insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, drugs. Reimbursement rates from private health insurance companies vary depending on the company, the insurance plan and other factors. A current trend in the U.S. health care industry is toward cost containment. Large public and private payors, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, are questioning the coverage of, and increasingly challenging the prices charged for, medical products and services, and many third-party payors limit coverage of or reimbursement for newly approved health care products. In particular, third-party payors may limit the covered indications. Cost-control initiatives that affect our commercial market could decrease the price we might establish for products, which would result in product revenues being lower than anticipated. If the prices for our products decrease or if governmental and other third-party payors do not provide adequate coverage and reimbursement levels, our revenue and prospects for profitability will suffer. Further, the availability of numerous generic antibiotics at lower prices than branded antibiotics may also substantially reduce the likelihood of reimbursement for such products.
Specifically, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act (“MMA”), changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policies and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.  In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, “ACA”) became law in the United States The goal of ACA is to reduce the cost of health care and substantially change the way health care is financed by both governmental and private insurers. While we cannot predict what ultimate impact on federal reimbursement policies this legislation will have in general or on our business specifically, the ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of future products. Members of the U.S. Congress and some state legislatures had sought to overturn at least portions of the legislation including those on the mandatory purchase of insurance. However, on June 28, 2012, the United States Supreme Court upheld the constitutionality of these provisions. Members of the U.S. Congress have since proposed a number of legislative initiatives, including repeal of all or portions of the ACA. Additionally, the Department of Health and Human Services is considering a number of proposals that, if adopted, could dramatically change the way the government, and eventually private payors, cover and reimburse prescription drugs. We cannot predict the outcome or impact of current proposals or whether new proposals will be made or adopted, when they may be adopted or what impact they may have on us if they are adopted.
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
Our estimates of the market for, and the commercialization potential of, our Products, additional indications or uses for our Products, or for any product candidate, may be inaccurate or vary significantly from the market size ultimately realized.
The potential market opportunities for our Products, additional indications or uses for our Products, and any product candidates are difficult to estimate. Our estimates of the potential market opportunities are predicated on many assumptions, including industry knowledge and publications, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, and are inherently uncertain. If any of the assumptions proves to be inaccurate, the actual markets for our products and candidates could be smaller than our estimates of the potential market opportunities.
In addition, our estimates regarding the timing and amount of acceptance of any product (including any line extension) or product candidate, and the pricing we are able to receive for any product or product candidate may prove incorrect. Further, our plans for commercialization of any product candidate may not materialize in the time or manner we anticipate and may be adversely impacted by any required warnings in the product labeling, any perceived safety or efficacy concerns, competitive products entering or already in the market, or the actions of our competitors. Finally, we may underestimate the demand for a product, which could lead to lack of commercial quantities when needed and result in market backlash against the product. Any of these occurrences could have a material adverse effect on our plans for commercialization of and the generation of any revenue from any product or product candidate.
A failure to maintain optimal inventory levels for any of our Products or any future approved products could have a material adverse effect on our business.
Accurate product planning is necessary to ensure that we maintain optimal inventory levels for any of our products or any future approved products. Significant differences between our estimates and judgments and future actual demand for any of our products or any future approved products and the shelf life of inventory may result in the Company maintaining significant excess inventory. This risk is particularly heightened because our manufacturing lead team varies by product (and for some products this lead time can exceed two years) and we have limited historical sales performance for our products and as such, may not successfully predict our product revenues over the near or long term. See “Our limited operating history exposes us to significant risks.” If the Company maintains excess inventory, this will harm our liquidity and we may be required to recognize significant charges for excess inventories, which could have a material adverse effect on our financial condition and results of operations. Our ability to maintain optimal inventory levels also depends on the performance of third-party contract manufacturers. If our manufacturers are unsuccessful in either obtaining raw materials, if we are unable to release inventory on a timely and consistent basis, if we fail to maintain an adequate level of product inventory, if inventory is destroyed or damaged, or if our inventory reaches its expiration date, we could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
We do not currently have nor do we plan to build the infrastructure or capability internally to manufacture our Products or product candidates. We rely upon and expect to continue to rely upon third-parties, almost all of which are single source, for the manufacture and supply of the active pharmaceutical ingredients (“API”) contained in our products and product candidates, as well as the preparation of finished products and their packaging.
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
We also could experience manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over our products or otherwise do not satisfactorily perform according to the terms of the agreement between us.  If any supplier of API or finished drug product for our products experiences any significant difficulties in its respective manufacturing processes, does not comply with the terms of the agreement between us or does not devote sufficient time, energy and care to providing our manufacturing needs, we could experience significant interruptions in the supply of API, which could prevent or delay our development, commercialization and/or sales activities. Finally, any manufacturing facility is at risk of natural or man-made disaster, which could significantly reduce our clinical and commercial supplies of drug product, particularly given the single-source nature of our manufacturing and supply model.

The timing of the milestone and royalty payments we are required to make to third parties is uncertain and could adversely affect our cash flows and results of operations.
We are party to various agreements pursuant to which we are obligated to make milestone payments or pay royalties in connection with the development and commercialization of our product candidates or sales of our marketed products. The timing of our achievement of these milestones and the corresponding milestone payments, or the amount of our royalty payments, is subject to factors which are difficult to predict and for which many are beyond our control. We may become obligated to make a milestone or other payment at a time when we do not have sufficient funds to make such payment, or at a time that would otherwise require us to use funds needed to continue to operate our business, which could delay our clinical trials, curtail our operations, necessitate a scaling back of our sales and marketing efforts or cause us to seek funds to meet these obligations on terms unfavorable to us. If we are unable to make any payment when due or if we fail to use commercially reasonable efforts to achieve certain development and commercialization milestones within the timeframes required by certain of these agreements, the other party may have the right to terminate the agreement and all of our rights to develop and commercialize product candidates using the applicable technology.
We may not realize the benefits of our 2018 acquisition of IDB from Medicines and may be required to take write-downs or write-offs, restructuring and impairment or other charges related to the acquisition that could have a significant negative effect on our financial condition, results of operations and stock price.
Integrating the acquired operations of the infectious disease business of Medicines successfully or otherwise realizing any of the anticipated benefits of the acquisition and the MDCO Products, including additional revenue opportunities, involves a number of challenges. In addition, although Melinta conducted due diligence on the MDCO Products. there is no assurance that this diligence revealed all material issues that may be present, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of Melinta’s control will not later arise. As a result, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in losses. For example, in the fourth quarter of 2018, we wrote off goodwill associated with the IDB transaction of approximately $25.1 million. Unexpected risks may arise and previously known risks may materialize in a manner not consistent with our original due diligence. Even though these risks may be non-cash items and may not have an immediate impact on our liquidity, the fact that Melinta reports charges of this nature could contribute to negative market perceptions about Melinta or its securities. In addition, charges of this nature may cause Melinta to be unable to obtain future financing on favorable terms or at all.
We may not be successful in establishing and maintaining development and commercialization collaborations, which could adversely affect our financial condition and operating results.
Developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities, marketing approved products, and adhering to post-marketing regulatory requirements and commitments is expensive. To aid in these efforts, we have established significant commercial relationships to market Baxdela outside the United States, including with Eurofarma and Menarini, and we have entered into a commercial agreement for Vabomere, Orbactiv and Minocin for injection in Europe with Menarini. We intend to continue to enter into sales and marketing arrangements with third parties for international sales, and to develop and maintain our own sales force in the United States. We may also establish additional collaborations, licensing agreements, or alternative arrangements for the commercialization of our Products, as well as for the development and commercialization of product candidates and research programs, including funding potentially other products and indications. If we are unable to maintain our existing arrangements or enter into any new such arrangements on acceptable terms, if at all, we may be unable to effectively market and sell our products in our target markets.
If we partner with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. Our collaboration partner may not devote sufficient resources to the commercialization of our product candidates or may otherwise fail in commercialization. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into may be unsuccessful in the development and commercialization of our product candidates. In some cases, we may be responsible for continuing clinical development of a partnered product candidate or research program, and the payment we receive from our collaboration partner may be insufficient to cover the cost of this development.
Clinical trials are a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
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

We face these same risks for our pre-clinical and clinical product candidates, as well as for new indications and uses for our approved products.
In addition, the results of pre-clinical studies and early clinical trials of product candidates may not be predictive of the results of later-stage clinical trials. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in Phase 2 and Phase 3 clinical trials despite achieving successful results in earlier stage trials. The failure to obtain positive results in any of our potential Phase 2 or Phase 3 clinical trials could seriously impair the development prospects, and even prevent regulatory approval of, any of our product candidates or additional indications for our marketed products. Even with positive clinical trial results, there is risk that regulators will not accept the clinical trial findings or will require additional trials or other data. For example, our NDAs for oral and intravenous solithromycin received complete response letters from the FDA, which stated that the FDA could not approve the NDAs in their present form and noted that additional clinical safety information and the satisfactory resolution of manufacturing facility inspection deficiencies were required before the NDAs may be considered for approval. Melinta did not acquire sufficient funding to perform the clinical safety study necessary to support approval of solithromycin in the United States, and therefore, decided not to execute the clinical safety study.
Further, regulatory approvals in foreign countries are subject to risks associated with different regulatory requirements, including clinical trial guidance and varying regulatory schemes.  As a result, clinical trial results and other regulatory processes undertaken by us within the United States may not be accepted in foreign countries, which would add to the cost and time to develop our product candidates in foreign countries.
Melinta cannot be certain that its product candidates will receive regulatory approval, or that its existing products will receive regulatory approval for additional uses, or that it will receive the requested exclusivity periods.
Melinta anticipates filing a sNDA with the FDA for Baxdela for the treatment of adult patients with CABP in the first half of 2019. Beyond the potential label expansion of Baxdela, Melinta may continue to pursue other development opportunities, either itself or through third-party collaborations or alternative arrangements.
Melinta’s business is dependent in part on its ability to complete the development of, obtain regulatory approval for, and successfully commercialize such current and future product line extensions and product candidates in a timely manner. The process to develop, obtain regulatory approval for product candidates and subsequently commercialize such products is long, complex, uncertain and costly.
The development of a product candidate and issues relating to its approval and sale are subject to extensive regulation by the FDA in the United States and regulatory authorities in other countries, with regulations differing from country to country. Melinta is not permitted to commercialize, market or sell Melinta’s product candidates or additional indications or uses for marketed products in the United States until it receives approval of an NDA (or sNDA) from the FDA. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. Melinta is currently dependent on the work conducted by contract organizations for these activities. Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and ultimately may not be obtained. FDA approvals are never guaranteed. If Melinta submits an NDA or sNDA to the FDA, the FDA must decide whether to accept or reject the submission for filing. Melinta cannot be certain that any submissions will be accepted for filing and review by the FDA. Even if a product is approved, the FDA may limit the indications for which the product may be marketed, include extensive warnings on the product labeling or require expensive and time-consuming post-approval clinical trials or reporting as conditions of approval. Foreign regulatory authorities also have requirements for approval of drug candidates with which Melinta's partners must comply prior to marketing. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure that Melinta or our partners will be able to obtain regulatory approval in other countries. In addition, delays in approvals or rejections of marketing applications in the United States or foreign countries may be based upon many factors, including:

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
Under the GAIN Act, the FDA may designate a product as a QIDP.  Upon approval of a drug designated by the FDA as a QIDP, five-year NCE exclusivity, three-year exclusivity, and seven-year orphan drug exclusivity are extended by an additional five years. For Baxdela, regulatory exclusivity based on NCE, plus its 5-year extension as a QIDP under the GAIN Act, extends to 2027; for Orbactiv, regulatory exclusivity under NCE, plus its extension under the GAIN Act, extends to 2024. In December 2013, the FDA designated Vabomere as a QIDP, and in a letter dated August 29, 2017, the FDA stated that the Vabomere application meets the criteria for the five-year GAIN exclusivity extension.  Currently, Vabomere’s application for five-year NCE exclusivity is pending before the CDER Exclusivity Board.  If the FDA does not grant Vabomere the requested NCE exclusivity and instead grants three-year exclusivity, we would still obtain our GAIN exclusivity, but our total exclusivity period would be eight years rather than ten years, which could adversely affect our business related to Vabomere.
Delays in clinical trials are common and have many causes, and any such delays could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales as currently contemplated.
We may experience delays in clinical trials of new uses, dosing, or formulations of our approved products, or potential product candidates. Our planned clinical trials might not begin on time, may be interrupted or delayed once commenced, might need to be redesigned, might not enroll a sufficient number of patients or might not be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including the following:

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
Our approved Products or product candidates may have undesirable side effects which may delay or prevent marketing approval, or if approval is received, require them to be taken off the market, require them to include safety warnings, become subject to FDA required risk evaluation and mitigation strategies or other remediation activities.
If Melinta or another party identifies undesirable or unacceptable side effects caused by our approved products:

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

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed in obtaining, or may ultimately not be able to obtain, regulatory approval for or commercialize line extensions of our Products or any of our product candidates.
We have relied, and plan to continue to rely, on CROs to recruit patients, monitor and manage data for our on-going clinical programs. We control only certain aspects of our CROs’ activities; nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with the FDA’s cGCPs which are regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before deciding whether to approve our product candidates. In addition, to evaluate the safety and effectiveness of any product candidate to a statistically significant degree CROs conducting our clinical trials abroad will require an adequately large number of test subjects. Accordingly, if our CROs fail to comply with these regulations or recruit a sufficient number of patients, we may have to repeat clinical trials, which would delay the regulatory approval process.
In addition, our CROs are not our employees and we cannot control whether or not they devote sufficient time and resources to our clinical programs. Our CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize product candidates that we seek to develop. As a result, our financial results and the commercial prospects for these product candidates that we seek to develop would be harmed, our costs could increase and our ability to generate revenues could be delayed or ended.
Whether our current Products, potential line extensions or product candidates are successful or not, our future growth may depend in part on our ability to identify, develop, acquire or in-license products and if we do not successfully identify develop, acquire or in-license additional products or product candidates or integrate them into our operations, we may have limited growth opportunities.
An important part of our business strategy has been to develop, acquire or in-license products, businesses or technologies that we believe are a strategic fit with our focus developing anti-infectives to treat infectious diseases. However, these business activities may entail numerous operational and financial risks, including:

•	difficulty or inability to secure financing to fund development activities for such development, acquisition or in-licensed products or technologies;

•	incurrence of substantial debt or dilutive issuances of securities to pay for development, acquisition or in-licensing of new products;

•	disruption of our business and diversion of our management’s time and attention;

•	higher than expected development, acquisition or in-license and integration costs;

•	exposure to unknown liabilities; and

•	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel and retaining key personnel.
We may need to grow our organization if we acquire or in-license products or develop and receive approval for additional indications or uses of our Products, and we may experience difficulties in managing this growth, which could disrupt our operations.
As of February 28, 2019, we had approximately 290 employees. As our development and commercialization plans and strategies progress and develop, we may need to expand our employee base for managerial, operational, financial and other resources, including sales and marketing resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from their day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage any future growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth in our organization.
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
We are subject, both directly and indirectly, to the adverse impact of existing and potential future government regulation of our operations and markets. Our Products are, and any future approved product candidates will be, subject to regulation by the FDA and equivalent foreign regulatory authorities. These regulations govern a wide variety of product related activities, from quality management, design and development to labeling, manufacturing, promotion, sales and distribution. If we or any of our suppliers or distributors fail to comply with the FDA and other applicable regulatory requirements, or are perceived to potentially have failed to comply, we may face, among other things, warning letters; adverse publicity affecting both us and our customers; investigations or notices of non-compliance, fines, injunctions, and civil penalties; import or export restrictions; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; increased difficulty in obtaining required FDA clearances or approvals or foreign equivalents; seizures or recalls of its products or those of its customers; or the inability to sell such products. Any such regulatory actions could disrupt our business and operations, lead to significant remedial costs and have a material adverse impact on our financial position and results of operations.
We face extensive regulatory requirements and our products may face future development and regulatory challenges.
The FDA may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. In addition, the FDA and other U.S. and foreign regulatory agencies regulate our products and impose ongoing requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record keeping and reporting of safety and other post-market information. The holder of an approved NDA is subject to obligations to monitor and report adverse events and instances of the failure of a product to meet the specifications in the NDA. Application holders must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Application holders must also submit advertising and other promotional material to the FDA and report on ongoing clinical trials. Legal requirements have also been enacted to require disclosure of clinical trial results on publicly available databases.

Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. In addition, manufacturers must comply with regulations promulgated by the FDA and other regulatory agencies, such as the Consumer Product Safety Commission, that govern packaging, labeling, and country of origin markings. If we or a regulatory agency discovers previously unknown issues or deficiencies with a product, such as adverse events of unanticipated severity or frequency, issues with a product's packaging or labeling, or problems with the facility where a product is manufactured, a regulatory agency may impose penalties, corrective measures, and/or implement restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing, requiring new warnings or other labeling changes to limit use of the drug, requiring that we conduct additional clinical trials, imposing new monitoring requirements, or requiring that we establish risk evaluation and mitigation strategies. Moreover, because our inputs and products cross borders, they are subject to duties, fees, and taxes that can be amended or altered by government actors, affecting the prices of our products in ways that could be material. Action, or inaction, by government authorities at or concerning border points of entry and exit also can cause supply chain delays, including the suspension or detention of goods. And deficiencies or errors by the company or its employees or agents with respect to importing and exporting obligations and declarations, including with respect to the classifications, descriptions, valuations, and origins of goods, can results in additional duties, fees, and penalties. Advertising and promotional materials must comply with FDA and other regulatory agency rules in addition to other applicable federal and state laws and regulations. The distribution of product samples to physicians must comply with the requirements of the Prescription Drug Marketing Act. the packaging of products is subject to regulations, including under the Poison Packaging and Prevention Act. Government pricing and rebate programs must comply with statutory and regulatory requirements. Our products that are made available to authorized users of the Federal Supply Schedule of the General Services Administration are subject to additional requirements, including manufacture of origin. Finally, many of our activities are also potentially subject to federal and state consumer protection, false advertising, and unfair competition laws. If we or our third-party collaborators fail to comply with applicable regulatory requirements, a regulatory agency may:

•	conduct an investigation into our practices and any alleged violation of law;

•	issue warning letters or untitled letters asserting that we are in violation of the law;

•	seek an injunction or impose civil or criminal penalties or monetary fines;

•	suspend or withdraw regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve pending applications or supplements to applications filed by us;

•	suspend or impose restrictions on operations, including costly new manufacturing requirements;

•	seize or detain products or refuse to permit the import or export of products;

•	require us to initiate a product recall; or

•	refuse to allow us to enter into supply contracts, including government contracts.
The occurrence or investigation of any event or penalty described above may force us to expend significant amounts of time and resources, and may significantly inhibit our ability to bring to market or continue to market our products and generate revenues. Similar regulations apply in foreign jurisdictions.
Because we may not be able to obtain necessary regulatory clearances or approvals for some of our products (including any line extensions) or product candidates, we may not generate revenue in the amounts we expect, or in the amounts necessary to continue our business.
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
The time taken to obtain approval varies depending on the nature of the application and may result in the passage of a significant period of time from the date of submission of the application. Delays in the approval or clearance processes increase the risk that we will not succeed in introducing or selling the subject products or product candidates, and we may be required to abandon a proposed product or product candidate after devoting substantial time and resources to its development.
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
As with our current marketed products, any product candidate or new indication, use or formulation of our Products for which we obtain marketing approval, along with manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such new product or use, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate or line extension of a marketed Product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a risk evaluation and mitigation strategy. If any of our product candidates receives marketing approval, the accompanying labeling may limit the approved use of our product, which could limit its sales.
The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA also regulates manufacturers’ communications regarding a product candidate or new use or indication of an approved product prior to FDA approval; if we market our products before such approval, we may be subject to enforcement actions for pre-approval promotion.
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
We are subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, including physicians, pharmacists, and allied healthcare professionals play a primary role in the recommendation and prescription of our Products. Our arrangements with healthcare providers, as well as third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our Products. Restrictions under applicable federal and state healthcare laws and regulations include, but are not limited to, the following:

•
The federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. In addition, the ACA includes various provisions designed to strengthen significantly fraud and abuse enforcement, such as increased funding for enforcement efforts and the lowering of the intent requirement of the federal anti-kickback statute and criminal health care fraud statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it.

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

•
In addition, under the Food Drug and Cosmetic Act (FDCA), the FDA closely regulates the post-approval marketing and promotion of prescription products such as antibiotics to ensure such products are marketed only for the approved indications, uses, and patient population and in accordance with the provisions of the approved labeling. Although, healthcare providers may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, the FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our products for their approved indications and uses, we may be subject to enforcement action for off-label marketing. Violations of the FDCA relating to the promotion of prescription products may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws. Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities permit companies to engage in truthful, non-misleading and non-promotional scientific exchange concerning their products. In addition, recent FDA guidance suggests that there are circumstances in which the FDA would not object to the promotion of certain information that is not included in the approved labeling, provided that this information is consistent with the approved labeling and otherwise complies with applicable regulations.

Ensuring that our business arrangements with third parties and interactions with healthcare providers comply with applicable healthcare laws and regulations requires us to dedicate significant resources. Despite our efforts, it is possible that governmental authorities will conclude that our business practices do not fully comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including activities conducted by our sales team, were found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines and exclusion from government funded healthcare programs, such as Medicare and Medicaid, any of which could result in adverse publicity, substantially disrupt our operations an materially adversely affect our business. Moreover, if any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
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
We are exposed to a variety of risks associated with Products and product candidates that are approved outside of the United States that could materially adversely affect our business.
With respect to our Products or product candidates which are approved outside the United States, we have entered into and will likely enter into additional agreements with third parties to commercialize such product outside the United States. We are, and expect that we will be, subject to additional risks related to entering into or maintaining these international business relationships, including:

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
We are subject to the FCPA, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business and requires companies to maintain accurate books and records and internal controls. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. In addition, we are subject to other anti-bribery laws of the nations in which we conduct business that apply similar prohibitions as the FCPA, including the UK Bribery Act. Our employees, consultants, contractors or agents may engage in prohibited conduct without our knowledge, particularly given the high level of complexity of these laws ,for which we may be held responsible. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could materially damage our reputation and our business, prospects, operating results, and financial condition.

Europe has enacted a new data privacy regulation, the General Data Protection Regulation, with hefty enforcement penalties, a violation of which could subject us to significant fines.
In May 2018, a new privacy regime, the General Data Protection Regulation (“GDPR”), took effect and is binding across all member states of the European Economic Area (“EEA”). The GDPR increases our obligations with respect to clinical trials, the transmission of safety data and other activities conducted in the EEA by expanding the definition of personal data and requiring changes to informed consent practices and more detailed notices. The GDPR also increases our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules.  It also imposes substantial fines for breaches of data protection requirements, which can be up to four percent of global turnover or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects for breaches of data protection requirements. Compliance with these obligations will be a rigorous and time-intensive process that may increase our cost of doing business, and the failure to comply with these laws could subject us to significant fines.
If we or our vendors fail to comply with the GDPR, or if the legal mechanisms we or our vendors rely upon to allow for the transfer of personal data from the EEA or Switzerland to the U.S. (or other countries not considered by the European Commission to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results.  In addition, data protection authorities of the different EU Member States may interpret the GDPR differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU and transfer of such data outside the EEA. In addition, the privacy and data security landscape in the EU Member States continues to remain in flux as the final decision on UK’s withdrawal from the EU may require organizations to revisit the way they transfer personal data from and to the UK from the EU.
Although there are legal mechanisms to allow for the transfer of personal data from the EEA to the US, a decision of the European Court of Justice in the Schrems case (Case C-362/14 Maximillian Schrems v. Data Protection Commissioner) that invalidated the safe harbor framework has increased uncertainty around compliance with EU privacy law requirements. As a result of the decision, it was no longer possible to rely on the safe harbor certification as a legal basis for the transfer of personal data from the EU to entities in the US. On February 29, 2016, however, the European Commission announced an agreement with the United States Department of Commerce (DOC) to replace the invalidated Safe Harbor framework with a new EU-US “Privacy Shield.” On July 12, 2016, the European Commission adopted a decision on the adequacy of the protection provided by the Privacy Shield; however, this decision has been subsequently challenged. If the Privacy Shield is ultimately invalidated, it will no longer be possible to rely on the Privacy Shield certification to support transfer of personal data from the EU to entities in the US. Adherence to the Privacy Shield is not mandatory and US-based companies are permitted to rely either on their adherence to the Privacy Shield or on the other authorized means and procedures to transfer personal data provided by the GDPR. However, a decision rendering the Privacy Shield invalid may give rise to further insecurity concerning appropriate means for US companies to comply with the GDPR and related data privacy obligations in the EU.
Product liability lawsuits could divert our resources, result in substantial liabilities and reduce the commercial potential of our products.
We face an inherent risk of product liability as a result of sales of our marketed products as well from the clinical testing of our product candidates despite obtaining appropriate informed consents from our clinical trial participants. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection laws. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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
Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims.
If we are not successful in retaining or attracting as necessary highly qualified personnel, we may not be able to successfully implement our business strategy.
Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends in large part on our ability to retain or attract as necessary highly qualified managerial, scientific, medical and sales and marketing personnel. Competition for skilled personnel is very intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.  Our current levels of total compensation may be below the level of companies who seek to hire our current employees, impacting our ability to retain members of our team. Despite our efforts to retain valuable employees, members of our management, scientific and medical teams may terminate their employment with us on short notice. The loss of the services of any of our executive officers or other key employees could potentially harm our business, operating results or financial condition. Our success also depends on our ability to continue to attract, retain and motivate highly skilled scientific and medical personnel.
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
Section 404(a) (“Section 404”) of the Sarbanes Oxley Act of 2002 (the “Sarbanes Oxley Act”) requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal control over financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Our management believes our internal controls are effective, and our independent auditors have attested that the operation of our internal controls was effective as of December 31, 2018; however, there can be no assurance that management and our independent auditors will be able to make similar reports in the future.
If in the future we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, we could be subject to sanctions or investigations by The Nasdaq Stock Market LLC, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources and could materially adversely affect our stock price. Additionally, we would be unable to issue securities in the public markets through the use of a shelf registration if we are not in compliance with Section 404. Furthermore, failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and share price and could limit our ability to report our financial results accurately and timely.
Our employees, agents, contractors, and consultants may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could adversely affect our reputation and our business, operating results and financial conditions.
Although have adopted a Code of Conduct, it is not always possible to identify and deter misconduct by our employees, agents, contractors, and consultants, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure comply with applicable laws and regulations, including without limitation, in the areas of healthcare, trade restrictions and sanctions, environmental, competition, intellectual property, privacy, anti-bribery, fraud and abuse, pricing, insider trading and employment. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by our employees, agents, contractors, and consultants could also involve the improper use of information obtained in the course of clinical trials. Misconduct by employees, agents, contractors, and consultants could violate such laws or regulations and any such improper actions could subject us to civil or criminal investigations, and monetary and injunctive penalties, and could adversely impact our ability to conduct business, operating results and our reputation.
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
Although we are not currently party to any legal proceedings asserting infringement of third-party intellectual property, in the future, third parties may file claims asserting that our technologies, processes or products infringe on their intellectual property. We cannot predict whether third parties will assert these claims against us or our partners or against the licensors of technology licensed to us, or whether those claims will harm our business. In addition, the outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. If we or our partners were to face infringement claims or challenges by third parties relating to our product candidates, an adverse outcome could subject us to significant liabilities to such third parties, and force us or our partners to curtail or cease the development of some or all of our products and product candidates, which could adversely affect our business, financial condition, results of operations, and prospects.
We may be required to file lawsuits or take other actions to protect or enforce our patents or the patents of our licensors, which could be expensive and time consuming.
Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may file infringement claims, which can be expensive and time-consuming. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally.

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
We have obtained trademark registrations with the USPTO for our marks, including “MELINTA,” “MELINTA THERAPEUTICS,” “MELINTA THE ANTIBIOTICS COMPANY” and “BAXDELA” for use in connection with our goods and services, and have filed a U.S. application for a BAXDELA logo mark. We also have filed and anticipate filing foreign trademark applications for the same marks for goods and services outside the United States, and have obtained registrations for some trademarks in jurisdictions outside the United States.  The registrations will be subject to use and maintenance requirements. We may not register all of our trademarks in all of our potential markets, and it is also possible that there are names or symbols other than the foregoing that may be protectable marks for which we have not sought registration, and failure to secure those registrations could adversely affect our business. We cannot assure you that opposition or cancellation proceedings will not be filed against our trademarks or that our trademarks would survive such proceedings.
As a result of the IDB Transaction, we have acquired trademarks and trademark applications filed with the USPTO or other jurisdictions for additional marks, including “ORBACTIV,” “TARGANTA,” and “VABOMERE,” for use in connection with our goods and services. We have also acquired a license to the “MINOCIN” mark. The ORBACTIV and VABOMERE marks, and two VABOMERE logo marks, have matured to registration in the United States. We have also filed applications for an ORBACTIV logo mark. We also have filed and anticipate filing foreign trademark applications for the same marks for goods and services outside the United States, and have obtained registrations for some trademarks in jurisdictions outside the United States.  The registrations will be subject to use and maintenance requirements. We may not register all of our trademarks in all of our potential markets, and it is also possible that there are names or symbols other than the foregoing that may be protectable marks for which we have not sought registration, and failure to secure those registrations could adversely affect our business. We cannot assure you that opposition or cancellation proceedings will not be filed against our trademarks or that our trademarks would survive such proceedings.
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
We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets or proprietary information of their former employers.

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
Melinta’s internal computer systems, or those of its CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of company operations.
Despite the implementation of security measures, Melinta’s internal computer systems and those of its CROs and other contractors and consultants are vulnerable to damage or disruption from computer viruses, software bugs, unauthorized access, natural disasters, terrorism, war, and telecommunication, equipment and electrical failures. While Melinta has not, to its knowledge, experienced any significant system failure or accident to date, if such an event were to occur and cause interruptions in its operations, it could result in a material disruption of its programs or operations. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of its product candidates could result in delays in its regulatory approval efforts, expose us to liability under certain data privacy lapses, and significantly increase its costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to its data or applications, or inappropriate disclosure or theft of confidential or proprietary information, Melinta could incur liability and its competitive position could be compromised.
We rely significantly on information technology and services that utilize the cloud computing environment and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.
We rely significantly on our information technology to effectively manage and maintain our clinical records, internal infrastructure systems and internal reports. Any failure, inadequacy or interruption of that infrastructure or security lapse of that technology, including cybersecurity incidents, could harm our ability to operate our business effectively. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of our confidential or otherwise protected information and corruption of data. While our existing insurance for cybersecurity risks will help limit our losses, a breach in security, unauthorized access resulting in misappropriation, theft, or sabotage with respect to our proprietary and confidential information, including research or clinical data, could require significant capital investments to remediate and could adversely affect our business, financial condition and results of operations.
Our agreement with BARDA includes provisions that grant rights and remedies to the U.S. government that, if incurred, may make it costlier and difficult for us to successfully market Vabomere and, in certain circumstances, may allow the government to seek title to the work performed under the BARDA agreement.
In February 2014, our subsidiary, Rempex Pharmaceuticals, Inc., entered into a cost-sharing agreement with BARDA to support the development of Vabomere, which includes provisions that reflect the U.S. government’s substantial rights and remedies, many of which are not typically found in commercial contracts.  These rights and remedies include powers of the government to claim rights to data, including intellectual property rights, developed under such contracts under certain circumstances.  The government may also impose U.S. manufacturing requirements for products that embody inventions conceived or first reduced to practice under such contracts. We may not have the right to prohibit the U.S. government from using certain technologies funded by the government and developed by us related to Vabomere, and we may not be able to prohibit third-party companies, including our competitors, from using those technologies in providing products and services to the U.S. government. The U.S. government generally takes the position that it has the right to royalty-free use of technologies that are developed under U.S. government contracts.  Failure to comply with provisions within the BARDA contract may make it costlier and difficult for us to successfully conduct our business.
Risks Related to Ownership of Our Common Stock
Our largest shareholder owns a significant percentage of our common stock and is able to exert significant control over matters subject to shareholder approval.
As of February 22, 2019, Vatera Capital Management LLC (“VCM”) beneficially owned (as determined in accordance with Rule 13d-3 of the exchange Act) approximately 62% of our outstanding common stock, taking into account the funding of the initial $75 million of convertible loans under the Vatera Loan Agreement on an as-converted basis. In the event that Vatera acquires more than 50% of the outstanding shares of Melinta common stock through conversion of all or a portion of its convertible loans or otherwise, VCM will be able to exert control over matters requiring approval by the stockholders. For example, VCM would be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. In addition, although Vatera and its affiliates can acquire 30% or more of Melinta common stock, upon exercise of the Vatera Convertible Loans or otherwise, without it being a change of control under the Deerfield Facility and the Vatera loan Agreement, in the event that a third party acquires from Vatera or otherwise shares of Melinta common stock and, as a result, beneficially owns 30% or more of the Melinta common stock, a "change of control" would occur under the Deerfield Facility and the Vatera Loan Agreement. As a result, the lenders under the Vatera Loan Agreement would have the right to seek repayment or convert their convertible loans, and the change of control would also constitute an Event of Default under the Deerfield Facility. This may prevent or discourage certain acquisition proposals or offers for our common stock, which could limit the opportunity for Melinta’s stockholders to receive a premium for their shares and could also affect the price that some investors are willing to pay for our common stock. Accordingly, VCM's interests may not always coincide with the interests of other stockholders.
Provisions in the Vatera Loan Agreement and the Deerfield Facility may deter or prevent a business combination that may be favorable to Melinta stockholders.
Certain provisions in the Vatera Loan Agreement and the Deerfield Facility could have an adverse impact on a potential acquisition of the Company:

•
If Melinta enters into a transaction that constitutes a “fundamental change” under the Vatera Loan Agreement and a lender elects to convert the convertible loans thereunder in connection therewith, the Company may be required to increase the conversion rate depending on the then applicable Stock Price (as defined in the Vatera Loan Agreement). The substantial number of shares that are issuable upon conversion of the convertible loans under the Vatera Loan Agreement, in addition to the $74 million principal amount under the Deerfield Facility that is convertible into Melinta common stock, may negatively impact the per share price that a third party may be willing to pay for the Company.

•
Furthermore, upon the occurrence of a Change of Control (as defined in the Vatera Loan Agreement), the lenders thereunder have the right to either convert the convertible loans (including at the “fundamental change” conversion price if the Change of Control also constitutes a “fundamental change”) or require payment in full at par plus accrued and unpaid interest.

•	Upon a Change of Control (as defined in the Deerfield Facility), the lenders thereunder have the right to require payment in full at par plus accrued and unpaid interest.
These and other provisions in the Vatera Loan Agreement and Deerfield Facility could deter or prevent a third party from acquiring the Company, or adversely impact the price that an acquirer is willing to pay, even when the acquisition may be favorable to Melinta stockholders.
Raising additional funds by issuing securities or through licensing or lending arrangements may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.
Because we will need to raise additional capital to fund planned operating expenses, we may in the future sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. These future issuances of common stock or common stock-related securities, together with the exercise of outstanding options, restricted stock units and warrants, may result in further dilution to investors, particularly if our stock price, like that of many other companies in the anti-infectives space in recent periods, remains depressed. Further, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our stockholders or result in downward pressure on the price of our common stock.
We are subject to a putative securities class action and shareholder derivative lawsuits, which may require significant management time and attention and significant legal expenses and may result in unfavorable outcomes, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
As discussed in Note 14 to the consolidated financial statements, on November 3, 2017, Melinta merged with Cempra, Inc. in a business combination. Prior to the merger, on November 4, 2016, a securities class action lawsuit was commenced in the United States District Court, Middle District of North Carolina, Durham Division, naming Cempra, Inc. (now known as Melinta Therapeutics, Inc.) (for purposes of this and the following description of legal proceedings, “Cempra”) and certain of Cempra’s officers as defendants.  Two substantially similar lawsuits were filed in the United States District Court, Middle District of North Carolina on November 22, 2016 and December 30, 2016, respectively. Pursuant to the Private Securities Litigation Reform Act, on July 6, 2017, the court consolidated the three lawsuits into a single action and appointed a lead plaintiff and co-lead counsel in the consolidated case. On August 16, 2017, the plaintiff filed a consolidated amended complaint. Plaintiff alleged violations of the Exchange Act in connection with allegedly false and misleading statements made by the defendants between July 7, 2015, and November 4, 2016 (the “Class Period”). the plaintiff sought to represent a class comprised of purchasers of Cempra’s common stock during the Class Period and sought damages, costs and expenses and such other relief as determined by the court. On September 29, 2017, the defendants filed a motion to dismiss the consolidated amended complaint. After the motion to dismiss was fully briefed, the court heard oral arguments on July 24, 2018. On October 26, 2018, the court granted the defendants' motion to dismiss and dismissed the plaintiff's consolidated amended complaint in its entirety. On November 21, 2018, the plaintiff filed its notice of appeal to the Fourth Circuit. the appellant filed its opening brief and appendix on January 28, 2019, and the appellee filed its response brief on February 27, 2019. The appellant's reply is due on March 20, 2019. We believe that we have meritorious defenses and we intend to defend the lawsuit vigorously.
On December 21, 2016, a shareholder derivative lawsuit was commenced in the North Carolina Durham County Superior Court, naming certain of Cempra’s former and current officers and directors as defendants and Cempra as a nominal defendant, and asserting claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and corporate waste (the “December 2016 Action”).  A substantially similar lawsuit was filed in the North Carolina Durham County Superior Court on February 16, 2017 (the “February 2017 Action”).  The complaints are based on similar allegations as asserted in the securities lawsuits described above, and seek unspecified damages and attorneys’ fees.  Both cases were served and transferred to the North Carolina Business Court as mandatory complex business cases.  The Business Court consolidated the February 2017 Action into the December 2016 Action and appointed counsel for the plaintiff in the December 2016 Action as lead counsel.  On July 6, 2017, the court stayed the action pending resolution of the putative securities class action.  That stay was then lifted. The plaintiff filed an amended complaint on December 29, 2017, and was required to file a further amended complaint by February 6, 2018. On February 6, 2018, the plaintiff filed his second amended complaint. On March 8, 2018, defendants filed their motion to dismiss or, in the alternative, stay plaintiff’s second amended complaint. On April 9, 2018, plaintiff filed his opposition to defendants’ motion. Defendants’ filed their reply on April 26, 2018. On June 27, 2018, the parties filed a joint stipulation and consent order to stay the case until (1) 30 days after a final order dismissing the putative securities class action appeal with prejudice is entered; or (2) the parties file a joint stipulation to terminate the stay in the event that a plaintiff in a subsequently filed derivative action makes similar allegations and does not agree to stay the proceedings on substantially the same terms. On June 29, 2018, the court entered an order staying the case pursuant to the joint stipulation, which expired by its term following entry of the court’s dismissal order in the above putative securities class action. On November 29, 2018, the parties filed a second joint stipulation to continue the stay until (1) 30 days after the putative securities class action appeal and any appeals therefrom have been resolved; or (2) the parties file a joint stipulation to terminate the stay in the event that a plaintiff in a subsequently filed derivative action makes similar allegations and does not agree to a stay of proceedings on substantially the same terms. On November 30, 2018, the court entered an order staying the case pursuant to the second joint stipulation. We believe that we have meritorious defenses and we intend to defend the lawsuit vigorously.
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
On July 31, 2017, a shareholder derivative lawsuit was commenced in the Court of Chancery of the State of Delaware, naming certain of Cempra’s former and current officers and directors as defendants and Cempra as nominal defendant, and asserting claims for breach of fiduciary duty, unjust enrichment, and corporate waste. The complaint is based on similar allegations as asserted in the putative securities class action described above, and seeks unspecified damages and attorneys’ fees. On October 23, 2017, the defendants filed a motion to dismiss or, in the alternative, stay, the complaint, which was supported by an opening brief filed on November 9, 2017. On January 8, 2018, the plaintiff filed his answering brief in opposition to the defendants’ motion.  The defendants filed their reply in support of their motion on February 7, 2018. On June 18, 2018, the parties filed a joint letter (1) indicating they have agreed to stay the case until the pending motion to dismiss in the November 4, 2016 consolidated federal securities action pending in the United States District Court, Middle District of North Carolina, Durham Division is decided; and (2) requesting that the June 22, 2018 oral argument scheduled for defendants’ motion to dismiss be canceled. On June 27, 2018, the parties filed a stipulation and proposed order to stay the case. On June 28, 2018, the court granted the proposed order and stayed the case on such terms, which expired by its term following entry of the court’s dismissal order in the above putative securities class action. On November 28, 2018, the parties filed a second stipulation and proposed order to stay the case, including all discovery, until (1) 30 days after the putative securities class action appeal and any appeals therefrom are resolved, or (2) the parties file a joint stipulation to terminate the stay in the event that a plaintiff in a subsequently filed derivative action makes similar allegations and does not agree to a stay of proceedings on substantially the same terms. On November 30, 2018, the court granted the joint stipulation and proposed order and stayed the case on such terms. We believe that we have meritorious defenses and we intend to defend the lawsuit vigorously.
On September 15, 2017, a shareholder derivative lawsuit was commenced in the United States District Court for the Middle District of North Carolina, Durham Division, naming certain of Cempra’s former and current officers and directors as defendants and Cempra as nominal defendant, and asserting claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste, and violation of Section 14(a) of the Exchange Act. The complaint is based on similar allegations as asserted in the putative securities class action described above, and seeks unspecified damages and attorneys’ fees. On December 1, 2017, the parties filed a joint motion seeking to stay the shareholder derivative lawsuit pending resolution of the putative securities class action, which stipulation was ordered by the court on December 11, 2017. On December 11, 2018, the parties filed a joint status report indicating that they are in agreement that the case should remain stated pending the resolution of the putative securities class action appeal and any appeals therefrom. While we believe that we have meritorious defenses to the claims in these lawsuits and intend to vigorously defend the cases, these lawsuits could divert management’s attention from our ordinary business operations.  Further, the outcome of these proceedings is difficult to predict and quantify, and the defense against the proceedings could be costly. The ultimate resolution of these cases could result in payments of monetary damages or other costs, materially and adversely affect our business, financial condition, results of operations and cash flows, or adversely affect our reputation, and consequently, could negatively impact the trading price of our common stock.
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
If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our stock price and trading volume could decline.
The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.
The market price of our common stock is highly volatile, and you could lose all or part of your investment.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease approximately 21,681 square feet of office space in Morristown, New Jersey for our principal administrative facility, 17,031 square feet of office space in Lincolnshire, Illinois for administrative functions, approximately 27,613 square feet of office and laboratory space in New Haven, Connecticut for our principal research facility, and approximately 24,644 square feet of office space in Chapel Hill, North Carolina (of which, approximately 6,510 square feet are sub-leased). The leases expire in May 2023, June 2022, August 2021, and March 2021, respectively. We are in the process of vacating our leased facilities in New Haven and Chapel Hill.
Item 3. Legal Proceedings
The material set forth in Note 15 of the Notes to Consolidated Financial Statements in Item 10 of this Annual Report on Form 10-K is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Market under the symbol “MLNT” as of November 6, 2017, the first trading date after the merger with Cempra. Between February 3, 2012, and November 6, 2017, our common stock was traded on the Nasdaq Global Market under the symbol “CEMP.”
On February 28, 2019, the closing price for the common stock as reported on the Nasdaq Global Market was $5.33.
As of February 28, 2019, there were 47 shareholders of record, which excludes shareholders whose shares were held in nominee or street name by brokers. We believe that, when our record holders and shareholders whose shares are held in nominee or street name by brokers are combined, we have in excess of 3,200 shareholders.
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
Pursuant to the terms of the Deerfield loan entered into on January 5, 2018, and as amended on January 14, 2019, for as long as the Deerfield loan is outstanding, we may not pay any cash dividends on our common stock. The Deerfield loan is discussed in Note 4 of the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.
Equity Compensation Plans
The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in this report.

Stock Performance Graph
This chart compares the cumulative total return on our common stock with that of the Nasdaq Biotechnology Index and the Nasdaq Composite Index. The chart assumes $100 was invested at the close of market on December 31, 2013, in our common stock (formerly Cempra), and the two indexes and assumes the reinvestment of any dividends. The comparisons shown in the graph and table below are based upon historical data, adjusted for stock splits. We caution that the price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

$100 investment in stock or index	Ticker	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Melinta Therapeutics, Inc.	MLNT	$100.00	$189.75	$251.25	$22.60	$25.50	$1.28
Nasdaq Biotechnology Index	NBI	$100.00	$134.10	$149.41	$117.01	$141.61	$128.45
Nasdaq Composite Index	IXIC	$100.00	$113.40	$119.89	$128.89	$165.29	$158.87

Item 6. Selected Financial Data
The consolidated statement of income data set forth below with respect to the fiscal years ended December 31, 2018, 2017, 2016, and the consolidated balance sheet data at December 31, 2018 and 2017, are derived from the audited consolidated financial statements included in Item 8 of this Annual Report and should be read in conjunction with those financial statements and notes thereto. Share quantities have been adjusted to reflect the exchange ratio applied in the merger with Cempra on November 3, 2017, as well as the one-for-five reverse stock split that was effected on February 22, 2019.

Consolidated Statement of Operations Data
	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except share and per share data)
Revenue:
Total revenue	$96,430	$33,864	$—	$—	$—
Operating expenses:
Cost of goods sold	41,057	—	—	—	—
Research and development	55,409	49,475	49,791	62,788	53,647
Goodwill impairment	25,088	—	—	—	—
Selling, general and administrative	133,312	63,325	19,410	14,159	13,562

Total operating expenses	254,866	112,800	69,201	76,947	67,209

Loss from operations	(158,436)	(78,936)	(69,201)	(76,947)	(67,209)

Other income (expense), net	1,244	20,020	(4,731)	(1,729)	(575)

Net loss	(157,192)	(58,916)	(73,932)	(78,676)	(67,784)
Accretion of redeemable convertible preferred stock dividends	—	(19,259)	(21,117)	(16,248)	(9,859)
Net loss attributable to common shareholders	(157,192)	(78,175)	(95,049)	(94,924)	(77,643)
Basic and diluted loss per share	$(17.12)	$(109.28)	$(20,600.13)	$(130,929.66)	$(246,485.71)
Weighted average shares used in computation of basic and diluted loss per share	9,181,668	715,369	4,614	725	315

Consolidated Balance Sheet Data
	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance sheet data:
Cash and equivalents	$81,808	$128,387	$11,409	$30,158	$10,541
Working capital	$15,876	$118,034	$(8,330)	$13,385	$(10,800)
Total assets	$441,590	$160,273	$16,634	$36,228	$13,702
Total debt, net	$110,476	$39,555	$68,849	$28,226	$17,552
Total shareholders' equity (deficit)	$190,064	$72,336	$(293,451)	$(222,099)	$(145,573)

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
Management Overview
We are a commercial-stage pharmaceutical company focused on developing and commercializing differentiated anti-infectives for the hospital and select non-hospital, or community, settings that address the need for effective treatments for infections due to resistant gram-negative and gram-positive bacteria. We currently market four antibiotics to treat a variety of infections caused by these resistant bacteria.
The following is a highlight of our 2018 activities:

•
On January 5, 2018, we acquired the Infectious Disease Businesses ("IDB") from Medicines, including the capital stock of certain subsidiaries of Medicines and certain assets related to its infectious disease business, including Vabomere, Orbactiv and Minocin for injection.

•
In connection with the acquisition of the IDB, we entered into a new financing agreement, the Deerfield Facility, with an affiliate of Deerfield Management Company, L.P. (together with certain funds managed by Deerfield Management Company, L.P. (“Deerfield”)). The Deerfield Facility provides up to $240.0 million in debt and equity financing, with a term of six years. Deerfield made an initial disbursement of $147.8 million in loan financing. The lender also purchased 3,127,846 shares of Melinta common stock for $42.2 million under the Deerfield Facility, for a total initial financing of $190.0 million.

•	In connection with the acquisition of IDB, Melinta received $40.0 million in additional equity financing from existing and new investors.

•	We raised another $115.3 million, net of issuance costs, in a public equity financing in May 2018.

•
In September 2018, we entered into a license agreement with Menarini which grants to Menarini the exclusive right to market Vabomere, Orbactiv and Minocin for injection in 68 countries in Europe, Asia-Pacific and the Commonwealth of Independent States. The total proceeds over the life of the agreement may exceed €100.0 million.

•
In November 2018, the European Commission approved Vabomere™ (meropenem and vaborbactam) for approval as a treatment for adult patients with complicated intra-abdominal (cIAI) and urinary tract infections (cUTI), hospital-acquired pneumonia including ventilator associated pneumonia (HAP/VAP), bacteraemia that occurs in association with any of these infections, and infections due to aerobic Gram-negative organisms where treatment options are limited.

•
On December 31, 2018, we entered into a Senior Subordinated Convertible Loan Agreement (the “Loan Agreement”) with Vatera Healthcare Partners LLC and Vatera Investment Partners LLC (together, “Vatera”) pursuant to which Vatera committed to provide $135.0 million over a period of five months, subject to the satisfaction of certain conditions (see Note 4 to the consolidated financial statements). This agreement was approved by shareholders at a Special Meeting held on February 19, 2019. We drew $75.0 million under this facility in February 2019, and we expect to draw the remaining $60.0 million by early July 2019.

•
On January 14, 2019, Melinta and Deerfield entered into an amendment to the Deerfield Facility (the “Deerfield Facility Amendment”). The amendments set forth in the Deerfield Facility Amendment adjust certain covenants and provides for the conversion of up to $74.0 million in principal amount of the loans under the Deerfield Facility at Deerfield’s option at any time, subject to the 4.985% Ownership Cap. See Note 4 to the consolidated financial statements for further details.

We are not currently generating revenue from operations that is sufficient to cover our operating expenses and do not anticipate generating revenue sufficient to offset operating costs in the short-term. We have incurred losses from operations since our inception and had an accumulated deficit of $719.8 million as of December 31, 2018, and we expect to incur substantial expenses and further losses in the short term for the development and commercialization of our product candidates and approved products. In addition, we have substantial commitments in connection with our acquisition of the infectious disease business of The Medicines Company that we completed in January 2018, including payments related to deferred purchase price consideration, assumed contingent liabilities and the purchase of inventory. And, there are certain financial-related covenants under our Deerfield Facility, as amended in January 2019, including requirements that we (i) file an Annual Report on Form 10-K for the year ending December 31, 2019, with an audit opinion without a going concern qualification, (ii) maintain a minimum cash balance of $40.0 million through March 2020, and thereafter, a balance of $25.0 million, and (iii) achieve net revenue from product sales of at least $63.75 million for the year ending December 31, 2019. (See Note 4 to the consolidated financial statements for further details.) Our future cash flows are dependent on key variables such as our ability to access additional capital under our Vatera and Deerfield credit facilities, our ability to secure a working capital revolver, which is allowed under the Deerfield Facility and required under the Vatera facility, and most importantly, the level of sales achievement of our four marketed products. Our current operating plans include assumptions about our projected levels of product sales growth in the next 12 months in relation to our planned operating expenses. Revenue projections are inherently uncertain but have a higher degree of uncertainty in an early-stage commercial launch, which we have in Baxdela and Vabomere, where there is not yet a robust sales history. While we have a plan to achieve the current expected sales levels of our products, we are unable to conclude based on applying the requirements of FASB Accounting Standards Codification 205-40, Presentation of Financial Statements - Going Concern (“ASC 205”) that such revenue is “probable” as defined under this accounting standard. In addition, given our forecasted product sales are not deemed probable under ASC 205, our ability to draw the additional $50.0 million of capacity under the Deerfield Facility, which is conditional based on meeting certain sales-based milestones before the end of 2019, is also not considered to be probable under the accounting guidance. As such, we are not able to conclude under ASC 205 that the actions discussed below will be effectively implemented and, therefore, our current operating plans, existing cash and cash collections from existing revenue arrangements and product sales may not be sufficient to fund our operations for the next 12 months. As such, we believe there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.
In the fourth quarter of 2018, the Company took actions to reduce its operating spend, including a reduction to the workforce of approximately 20.0% and a decision to begin to wind down its research and discovery function. To provide additional operating capital, in December 2018, the Company entered into a Senior Subordinated Convertible Loan Agreement (the “Loan Agreement”) with Vatera Healthcare Partners LLC and Vatera Investment Partners LLC (together, “Vatera”) pursuant to which Vatera committed to provide $135.0 million over a period of five months, subject to the satisfaction of certain conditions (see Note 4 to the consolidated financial statements). We drew $75.0 million under this facility in February 2019, and we plan to draw the remaining $60.0 million by early July 2019.
 As of December 31, 2018, the Company had $81.8 million in cash and cash equivalents. In addition to drawing the additional $60.0 million available under the Vatera Facility, in the next several months, we plan to put a working capital revolver in place for up to $20.0 million, which is permitted under the Deerfield Facility (see Note 4) and required under the Vatera Loan Agreement (we must establish a working capital revolver of at least $10.0 million in order to draw the final $35.0 million tranche under the Vatera Loan Agreement in July 2019). We are also exploring options to modify the terms of certain liabilities to increase our liquidity over the next 12 to 18 months. Finally, if our cash collections from revenue arrangements, including product sales, and other financing sources are not sufficient, we plan to control spending and would take further actions to adjust the spending level for operations if required. However, there is no guarantee that we will be successful in executing any or all of these initiatives.
Financial Overview
Revenue
Our product sales, net, consist of sales of Baxdela, Vabomere, Orbactiv, and Minocin for injection, net of adjustments for discounts, chargebacks, rebates and other price adjustments. Contract research consists of reimbursement of development costs by licensees of Baxdela, principally associated with our CABP Phase 3 clinical trial, recognized over time as the underlying expense is incurred. License revenue consists of fees and milestones earned by licensing the right to market and distribute our products in territories outside the United States and is generally recognized at the point in time when the fees or milestones are earned.
Cost of Revenue
Cost of goods sold consists of direct and indirect costs—including royalties for intellectual property supporting our products—to manufacture, store and distribute the product sold, as well as amortization expense related to the intangible assets supporting our products. All of our manufacturing and distribution is performed by third parties.
Research and Development Expenses
Since our inception, we have focused much of our resources on our research and development activities, including conducting pre-clinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates. We recognize our research and development expenses as they are incurred. Our research and development expenses consist primarily of:

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
In addition, in connection with the Deerfield Facility and certain deferred and contingent payments due to The Medicines Company as a result of the IDB acquisition in 2018, we initially recorded certain liabilities at fair value, which we calculated using various models and by applying discount factors. These liabilities include two, $25.0 million payments and royalty obligations (discussed in Note 14 and Note 4 to the consolidated financial statements, respectively). The fair values of these liabilities are accreted to the estimated full-cash values of the obligations through non-cash interest expense.
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
Our significant accounting policies are described in more detail in Note 2 to our audited consolidated financial statements appearing elsewhere in this Annual Report. However, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations:

•	Revenue recognition

•	Stock-based compensation

•	Business combinations

•	In-process research and development

•	Inventory obsolescence

•	Impairment of long-lived assets
Revenue Recognition
On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). For further information regarding the adoption of Topic 606, see Note 2 to the Consolidated Financial Statements included herein.
Beginning in the first quarter of 2018, as a result of both the acquisition of IDB and the launch of Baxdela, we distribute Baxdela, Vabomere, Orbactiv, and Minocin for injection products commercially in the United States. While we sell some of our products directly to certain hospitals and clinics, the majority of our product sales are made to wholesale customers who subsequently resell our products to hospitals or certain medical centers, specialty pharmacy providers and other retail pharmacies. The wholesaler places orders with us for sufficient quantities of our products to maintain an appropriate level of inventory based on their customers’ historical purchase volumes and demand. We recognize revenue once we have transferred physical possession of the goods and the wholesaler obtains legal title to the product and accepts responsibility for all credit and collection activities with the resale customer.
The transaction price for our product sales includes several elements of variable consideration. In addition, we enter into arrangements with certain customers, as well as health care providers and payers that purchase our products from wholesalers, that provide for government mandated and/or privately negotiated rebates, chargebacks and discounts with respect to the purchase of our products. The amount of revenue that we recognize upon the sale to the wholesaler, which is our estimate of the ultimate transaction price, reflects the amount we expect to be entitled to in connection with the sale of product to the end customer. At the time of sale to the wholesaler, which is when we transfer control of the product and our performance obligation under the sales contracts are complete, we record product revenues net of applicable reserves for various types of variable consideration, most of which are subject to constraint, while also considering the likelihood and the magnitude of any revenue reversal, based on our estimates of channel mix. The types of variable consideration in our product revenue are as follows:

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
Variable consideration is only included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved (i.e., constraint). In assessing whether a constraint is necessary, we consider both the likelihood and the magnitude of the revenue reversal. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which will affect net product revenue and earnings in the period such variances become known. The specific considerations we use in our critical estimates and judgments related to variable consideration associated with our products are as follows:
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
Product Returns – In our assessment of the potential for the reversal of significant revenue for product sales, a significant judgment inherent in product sales relates to our estimation of future product returns. Generally, our customers have the right to return any unopened product during the 18-month period beginning six months prior to the labeled expiration date and ending 12 months after the labeled expiration date. Where historical rates of return exist, we use those rates as a basis to establish a returns reserve for product shipped to wholesalers. For our newly launched products, for which we currently do not have history of product returns, we estimate returns based on third-party industry data for comparable products in the market and our other products’ returns history. As we distribute our products and establish historical sales over a longer period of time (i.e., two years), we will be able to place more reliance on historical purchasing and return patterns of our customers when evaluating our reserves for product return. While we believe that our returns reserve is sufficient to avoid a significant reversal of revenue in future periods, if we were to increase or decrease the rate by 1%, it would have impacted revenue by $0.5 million in the year ended December 31, 2018.
At the end of each reporting period, for any of our products, we may decide to constrain revenue for product returns based on information from various sources, including channel inventory levels, product dating, sell-through data, price changes of competitive products and introductions of generic products. At December 31, 2018, after utilization of $0.3 million of the reserve for actual product returns, we maintained a reserve of $1.8 million based on our historical return rate and we increased our returns reserve by approximately $1.2 million due to risk factors that were present in connection with the initial stocking of inventory for the launch of our new products and due to product dating in the channel inventory.
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
Government Rebates– There are three government rebate programs that we participate in: Medicaid, TRICARE and Medicare Part D.
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
We enter into contracts with, and pay Medicaid rebates to, individual states; each state will establish and administer their own Medicaid programs and determine the type, amount, duration, and scope of services within broad federal guidelines. Participation in the program requires complex pricing calculations and stringent reporting and certification procedures. At the time of the sale it is not known what the Medicaid rebate rate will be, but we use historical Medicaid rates to estimate the deduction to revenue and current period accrual.
TRICARE – TRICARE is a benefit established by law as the health care program for uniformed service members, retired service members, and their families. We must pay the Department of Defense (“DOD”) rebates for our products that have entered into the normal commercial chain of transactions and are prescribed to TRICARE beneficiaries and paid for by the DOD. The rebate amount is the portion of the price of the product paid by the DOD that exceeds the federal ceiling price. TRICARE rebates have not been material to date.
Medicare Part D – We maintain contracts with Managed Care Organizations (“MCOs”) that administer prescription benefits for Medicare Part D and under which we pay rebates based on the volume of prescriptions. MCOs either own Pharmacy Benefit Managers (“PBMs”) or contract with several PBMs to fulfill prescriptions for patients enrolled under their plans. As patients obtain their prescriptions, utilization data are reported to the MCOs, who generally submit claims for rebates quarterly. We use historical prescriptions data to estimate the deduction to revenue and current period accrual.
We also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. Our liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received.
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
MelintAssist – We offer patient assistance programs for certain of our products that are intended to provide financial assistance to qualified commercial patients with full or partial prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue but remains in the distribution and pharmacy channel inventories at the end of each reporting period.
Product Sales Sensitivity Related to Variable Consideration–In assessing whether to constrain revenue for our various discounts, product returns, chargebacks, fees-for-services and other rebate and discount programs, we considered both the likelihood and the magnitude of the revenue reversal, as discussed above. The total transaction price and consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. As a sensitivity measure, the effect of constraining all variable consideration, in a manner that would result in the highest amount of revenue reversal, would have the effect of increasing our sales allowance reserves by $1.2 million at December 31, 2018.
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
Under our equity plans, stock options are granted at exercise prices not less than the estimated fair value of Melinta’s common stock at the date of grant. We use the Black-Scholes option-pricing model for determining the estimated fair value of awards. Key inputs and assumptions include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, estimated fair value of our common stock, and exercise price. Many of the assumptions require significant judgment and any changes could have a material impact in the determination of stock-based compensation expense. If a stock-based award is modified, we remeasure the fair value of the award at the modification date using the Black-Scholes model and fresh inputs, then apply that remeasured fair value to the award. We do not estimate forfeitures when recognizing compensation expense; instead, we recognize forfeitures as they occur.
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
The following table summarizes the weighted-average assumptions, other than the estimated fair value of our common stock, used in the Black-Scholes model to value stock option grants for the years ended December 31, 2018, 2017 and 2016.

	2018	2017	2016
Risk-free interest rate	2.6% - 3.1%	1.8% - 2.1%	1.5%
Weighted-average volatility	84.8% - 88.9%	87.5% - 108.1%	67.1%
Expected term - employee awards (in years)	1.0 - 6.1	3.1 - 6.1	6.0
Forfeiture rate	—	—	—
Dividend yield	0%	0%	0%

•
Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the option’s expected term.

•
Weighted-average Volatility—After the merger with Cempra, all outstanding options are to purchase common shares of Cempra (re-named Melinta in the merger). To measure volatility, we used the historical volatility information of our shares in addition to a peer group consisting of the average of reported volatility of selected peer companies in the pharmaceutical and biotechnology industry; the resulting analysis is weighted 90% to the performance of our shares. Prior to the merger, the Company had been privately held since inception. Accordingly, prior to the merger, we determined volatility based on a similar peer group, without the inclusion of our shares.

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
We record contingent consideration and assumed contingent liabilities resulting from a business combination at their respective fair values on the acquisition date. The purchase price of IDB included contingent consideration related to certain tiered royalty payments based on future net sales, as well as pass-through payments related to licensing and other fees that we receive for the acquired products. Assumed contingent liabilities from Medicines at the time of the acquisition include the achievement of future regulatory and sales-based milestones associated with the acquired products. Over time, increases in fair value from the passage of time are accreted and recorded as non-cash interest expense in the consolidated statements of operation.
Changes to contingent consideration obligations, other than the passage of time, may result from adjustments related, but not limited, to changes in discount rates and the number of remaining periods to which the discount rate is applied, updates in the assumed achievement or timing of any development or commercial milestone or changes in the probability of certain clinical events, changes in our forecasted sales of products acquired, and changes in the assumed probability associated with regulatory approval. At the end of each reporting period, we evaluate the need to remeasure the contingent consideration and, if appropriate, we revalue these obligations and record increases or decreases in their fair value in selling, general and administrative expenses within the accompanying consolidated statements of operations. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, any change in the assumptions described above, could have a material impact on the amount we may be obligated to pay as well as the results of our consolidated results of operations in any given reporting period. During the quarter ended December 31, 2018, we recorded a net fair value reduction to the contingent consideration royalty liability payable to Medicines of approximately $10.3 million, which was driven by a reduction to our long-term revenue forecasts for the products on which we pay royalties. We also recorded a net fair value increase of $1.5 million related to our assumed contingent liabilities based on the achievement of a regulatory approval milestone.
In-Process Research and Development

The cost of in-process research and development, (“IPR&D”), acquired directly in a transaction other than a business combination, is capitalized if the projects have an alternative future use; otherwise it is expensed. The fair values of IPR&D projects acquired in business combinations are recorded as intangible assets. Several methods may be used to determine the estimated fair value of the IPR&D acquired in a business combination. We utilize the income approach (multi-period excess earnings method) where we forecast future revenue and cash flow for the IPR&D assets, deduct contributory asset charges, and then discount them to present value using an appropriate discount rate. This analysis is performed for each project independently. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. The IPR&D assets are tested for impairment at least annually or when a triggering event occurs that could indicate a potential impairment. If circumstances indicate the IPR&D assets might be impaired, we will re-apply the income analysis to determine if we need to adjust their carrying value. During the fourth quarter of 2018, we reclassified our IPR&D asset to a definite-lived intangible asset, and we did not recognize any related impairment charges.
Inventory Obsolescence
At December 31, 2018, and December 31, 2017, we reported inventory of $41.3 million and $10.8 million, respectively (net of inventory reserves of $7.1 million and $0.0 million, respectively). Each quarter we review for excess and obsolete inventories and assess the net realizable value. There are many factors that management considers in determining whether or not the amount by which a reserve should be established. These factors include the following:

•	expected future usage;

•	expiry dating for finished goods;

•	whether or not a customer is obligated by contract to purchase the inventory;

•	historical consumption experience; and

•	other risks of obsolescence.
Of these factors, expected future usage and the expiry dating of finished goods are the predominant reasons for our reserves at December 31, 2018.
Impairment of Long-Lived Assets
Our long-lived assets consist of goodwill, definite-lived intangible assets which are primarily related to developed product rights and indefinite-lived assets related to in-process research and development, as well as property and equipment. For long-lived assets other than goodwill, we evaluate the recoverability of the carrying amount of our long-lived assets whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable at the lowest level of identifiable cash flows, which is each product line. If impairment indicators are present, we assess whether the future estimated undiscounted cash flows attributable to the assets in question are greater than their carrying amounts. If these future estimated cash flows are less than carrying value, we then measure an impairment loss for the amount that carrying value exceeds fair value of the assets. During the fourth quarter of 2018, impairment indicators were present for our product rights intangible assets, so we prepared discounted cash flows attributable to each product to assess whether or not the intangible assets were impaired. The impairment indicators related to revised product sales forecasts, which were lower than those initially developed in connection of the acquisition of the assets. While we concluded that the intangible assets were not impaired because the undiscounted cash flows exceeded the carrying value, if revenue forecasts decrease again in the future, there is a risk that we may conclude that one or more of the intangible assets are impaired in a future period. For sensitivity purposes, if we were to reduce our estimates of cash flows by 10% for each of the intangible assets, we still would have concluded that the assets were not impaired.

Under ASC 350, Intangibles - Goodwill and Other (“ASC 350”), goodwill is required to be tested annually for impairment at a level of reporting referred to as a reporting unit. A reporting unit is an operating segment or one level below an operating segment (also known as a component). Melinta has a single operating segment and a single reporting unit. For the annual goodwill test, ASC 350 permits companies to skip the evaluation of potential impairment indicators and move directly to the quantitative analysis. We opted to move directly to the quantitative analysis to calculate the amount (if any) of goodwill impairment as of December 1, 2018, our annual goodwill impairment testing date.

We compared the carrying value of Melinta’s (net assets), including goodwill, at December 1, 2018 with its estimated fair value to conclude whether or not goodwill was impaired. We used the market capitalization, plus a control premium, as the key indicator of fair value of the Company’s net assets as of December 1, 2018. Given Melinta operates as one reporting unit, the market capitalization reflects the value that the public markets attribute to the Company. The market capitalization of Melinta, plus a control premium, was less than the carrying value of Melinta’s net assets at December 1, 2018; therefore, we concluded that goodwill was impaired. And, since the carrying amount of Melinta’s net assets exceeded its fair value in excess of book value goodwill, we wrote off the entire goodwill balance, resulting in impairment charges of $25.1 million in 2018.
Results of Operations (all amounts in tables in thousands)

Comparison of Years Ended December 31, 2018 and December 31, 2017
The results of legacy Cempra have been included in our financial results from the acquisition date, November 3, 2017, and the results of the IDB are included in our results from January 5, 2018. The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,		Increase (Decrease)
	2018	2017	Dollars	Percent
Product sales, net	$46,580	$—	46,580	NA
Contract research	11,677	13,959	(2,282)	(16.3)%
License revenue	38,173	19,905	18,268	91.8%
Total revenue	$96,430	$33,864	62,566	184.8%
Cost of goods sold	$41,057	$—	$41,057	NA
Research and development	$55,409	$49,475	$5,934	12.0%
Goodwill impairment	$25,088	$—	$25,088	NA
Selling, general and administrative	$133,312	$63,325	$69,987	110.5%
Total other income (expense), net	$1,244	$20,020	$(18,776)	(93.8)%
Revenue
We recorded product sales, net of adjustments for returns and other allowances, of $46.6 million in the year ended December 31, 2018.
For the year ended December 31, 2018, contract research revenue decreased $2.3 million, to $11.7 million, compared to the year ended December 31, 2017, due to lower expenses in the Baxdela CABP study, which is reimbursed 50% by Menarini. We completed the enrollment for the CABP study in July 2018—which will reduce expenses in future periods—and we expect a decision on FDA approval for Baxdela for the CABP indication in 2019. As such, contract research revenue from Menarini will decrease significantly beginning in 2019.
For the years ended December 31, 2018 and 2017, license revenue was $38.2 million and $19.9 million, respectively. The license revenue in the current period relates principally to the licensing of Vabomere, Orbactiv and Minocin for injection to Menarini, and the license revenue in 2017 relates to the licensing of Baxdela to Menarini.
Cost of goods sold
For the year ended December 31, 2018, cost of goods sold consisted of the cost of products sold to customers, including both direct and indirect costs, royalty expense related to our products and the amortization of intangible assets. We did not have cost of goods sold in the year ended December 31, 2017.
Research and development expenses
Our research and development expenses for the years ended December 31, 2018 and 2017, were $55.4 million and $49.5 million, respectively. The increase of $5.9 million was driven primarily by $3.4 million in employee-related expenses to support our new products, Vabomere, Orbactiv and Minocin for injection, as well as increases in spending on clinical studies of $2.5 million. Our most significant clinical study, examining the use of Baxdela to treat community-acquired bacterial pneumonia (CABP), concluded field work during the year; we incurred $18.3 million on the study during 2018. We expect to wrap up the study, publish results and apply for an sNDA in the second quarter of 2019.
In 2019, we are winding down our early-stage research programs. Accordingly, along with the winding down of the Baxdela CABP study, we expect research and development expenses to decrease materially from historical levels.
Selling, general and administrative expenses
Selling, general and administrative expenses were $133.3 million and $63.3 million for the years ended December 31, 2018 and 2017, respectively. The increase of $70.0 million was primarily driven by increases in selling and administrative personnel-related expenses of $44.0 million, professional and consulting fees of $8.8 million, marketing expenses of $7.7 million, severance expense of $5.3 million, FDA product-related fees of $1.2 million, increased insurance costs of $1.0 million, facility-related costs of $1.1 million because of the new leased facility in New Jersey, and other administrative costs of $9.7 million. These increases were partially offset by fair market value adjustments (gains) of $8.8 million related to the remeasurement of certain elements of contingent consideration from the IDB acquisition; see Note 14 to the consolidated financial statements for further discussion.

Goodwill impairment
We recorded goodwill of $25,088 as a component of the purchase accounting for the IDB acquisition in January 2018. In December 2018, we performed an impairment review of our goodwill and indefinite-lived assets. Our review indicated the carrying value of Melinta exceeded its fair value. Accordingly, we recorded an impairment adjustment of $25,088 in December 2018 to reduce our goodwill value to zero.
Other expense (income)
For the year ended December 31, 2018, we recognized other income, net, of $1.2 million as compared with the year ended December 31, 2017, when we recognized other expense, net, of $20.0 million, driven by the following:

•
Bargain purchase gain—Under the purchase accounting for the merger with Cempra, in 2017 we recognized a bargain purchase gain of $27.7 million, representing the excess of the value of Cempra’s assets acquired in the merger over the purchase price. See Note 14 to the consolidated financial statements in Item 15 of this Annual Report on Form 10-K for discussion of the merger.

•
Interest expense—Interest expense for the year ended December 31, 2018 and 2017, was $43.2 million and $7.6 million, respectively. Interest expense includes both cash and non-cash components of interest expense. The cash portion of interest expense was $17.5 million in 2018, an increase of $15.0 million from 2017, due to the transition from the 2017 Loan Agreement to the Deerfield Facility, which had a higher loan balance and interest rate. The non-cash portion of interest expense was $25.7 million in 2018, an increase of $20.6 million from 2017. Non-cash interest expense was due to:

◦	Principal accretion and debt cost amortization related to the Deerfield Facility of $6.3 million;

◦	Accretion of deferred purchase price and contingent royalty liabilities from the IDB acquisition of $15.4 million; and

◦	Accretion of a milestone liability from the IDB acquisition of $4.0 million.

•
Change in fair value of warrant liability—We adjusted the carrying value of the warrant liability to the estimated fair value at each reporting period while the warrants are outstanding. Increases or decreases in the fair value of the warrant liability were recorded within other expense (income) in the statement of operations. We recognized gains of $33.2 million and $0.3 million in the years ended December 31, 2018 and 2017, respectively.

•
Loss on extinguishment of debt—We recognized a loss on the extinguishment of our 2017 Loan Agreement in the first quarter of 2018 of $2.6 million. See Note 4 to the consolidated financial statements for further discussion.

•
Gain on loss contract reversal—We recognized a gain of $5.3 million related to the extinguishment of the long-term liability associated with the Toyama long-term supply contract, which we initially recorded in connection with the reverse merger with Cempra in 2017.

•	Other—We recognized $7.7 million of grant income during the period.
Comparison of Years Ended December 31, 2017 and December 31, 2016
The following table summarizes our results of operations for the years ended December 31, 2017 and 2016:

	Year Ended December 31,		Increase (Decrease)
	2017	2016	Dollars	Percent
Revenue	$33,864	$—	$33,864	NA
Research and development	$49,475	$49,791	$(316)	(0.6)%
Selling, general and administrative	$63,325	$19,410	$43,915	226.2%
Total other expense, net	$20,020	$(4,731)	$24,751	(523.2)%
Revenue
During the year ended December 31, 2017, we recognized revenue of $33.9 million. Of this amount, we recognized $33.0 million under the Menarini agreement, of which $19.9 million related to an upfront licensing fee and $13.1 million related to the cost-sharing arrangements for expenses incurred during 2017.
Research and development expenses
Our research and development expenses for the years ended December 31, 2017 and 2016, were $49.5 million and $49.8 million, respectively. We have focused on two primary areas in these periods. The first area of focus and the primary cost driver has been the clinical development and FDA approval of Baxdela, our lead product candidate that was approved by the FDA in June 2017 and launched commercially in January 2018. The second area of focus during the periods has been the pre-clinical activity for the ESKAPE pathogen program as we work to select a lead program candidate with an optimal efficacy and safety profile.
In total, our research and development costs were relatively flat in 2017 over 2016. In 2017, incremental expense for our Phase 3 clinical study of Baxdela for CABP of $16.8 million was partially offset by reduced expense of $5.0 million due to the conclusion of our Phase 3 ABSSSI clinical study and lower expenses related to other development activities and the development of the ESKAPE pathogen program. Development expenses for our Phase 3 CABP clinical trial increased by $16.8 million in 2017 from 2016, driven by rapid patient enrollment during 2017. While the study was active for the entire year of 2016, we did not ramp up study activity until late in 2016 with our first patient enrollment in December 2016. Development expenses for our Phase 3 clinical study for ABSSSI, testing the intravenous and oral forms of Baxdela, decreased in 2017 versus 2016 by $5.0 million. The study was completed in 2016 and no costs were incurred in 2017. We do not expect to incur any additional costs related to this study.
Other development costs decreased in the year ended December 31, 2017, by $10.3 million versus 2016. This decrease was due primarily to the reduction of manufacturing expenses for Baxdela used in drug trials as we converted to production of commercial product, which is capitalized in inventory, and a reduction of costs associated with preparing to file the NDA for Baxdela, which was filed in the fourth quarter of 2016. In addition, we reduced certain research costs by approximately $3.8 million by shifting outsourced activities to lower cost vendors and internal personnel and lower milestone-related costs incurred in 2017.
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

Liquidity and Capital Resources
In connection with the IDB transaction, we raised $40.0 million in equity financing and entered into the Deerfield Facility. The Deerfield Facility, as amended in January 2019, provides up to $240.0 million in debt and equity financing, with a term of six years. Under the form of the agreement, Deerfield made an initial disbursement of $147.8 million in loan financing. The lender also purchased 3,127,846 shares of Melinta common stock for $42.2 million under the Deerfield Facility, for a total initial financing of $190.0 million. The interest rate on the debt portion of this initial financing is 11.75%. An additional $50.0 million of debt financing is available, at our discretion, if we have achieved certain revenue thresholds by the end of 2019, and, if drawn, will bear an interest rate of 14.75%. Pursuant to the Deerfield Facility, Deerfield also acquired warrants (held by certain funds managed by Deerfield) for the purchase of 3,792,868 shares of Melinta common stock at a purchase price per share of $16.50. Under the terms of the Deerfield Facility, we are able to secure a revolver credit line of up to $20.0 million. Deerfield holds a first lien on all of our assets, including our intellectual property, but would hold a second lien behind a revolver for working capital accounts. The Deerfield Facility allows for prepayment beginning in January 2021, with prepayment penalties equal to 2% plus a percentage of annual interest at the time of prepayment ranging between 25% and 75%. The Deerfield Facility, while it is outstanding, will limit our ability to raise debt financing in future periods outside of the $20.0 million revolver and the $135.0 million convertible note facility with Vatera, both of which are permitted under the arrangement.
In January 2019, in association with the Vatera Loan Agreement (discussed below), the Deerfield Facility was amended, reducing certain revenue thresholds, adding a requirement that we maintain a minimum cash balance of $40 million through March 2020, and converting $74.0 million of the original loan to convertible notes. The notes are convertible to convertible preferred shares—which can then be converted to common shares—or directly to common shares, at the discretion of Deerfield.
We raised additional capital in 2018 through public common stock offerings and strategic partnerships. In May 2018, the Company completed a follow-on offering in which we raised proceeds, net of issuance costs, of $115.3 million. In September 2018, we entered into a license agreement with Menarini, under which we granted the exclusive rights to market Vabomere, Orbactiv and Minocin for injection in 68 countries in Europe, Asia-Pacific and the Commonwealth of Independent States to Menarini and received an upfront license fee of €17.0 million. In addition, Menarini paid us a milestone of €15.0 million upon achieving European marketing approval for Vabomere in the fourth quarter of 2018, and it is required to pay us potential regulatory- and sales-based milestones, and sales-based royalties.
We have incurred significant losses and negative cash flows from operating activities since our inception. As of December 31, 2018, we had an accumulated deficit of $719.8 million, and we expect to continue to incur significant losses through at least 2020. In addition, we have substantial commitments in connection with our acquisition of the infectious disease business of The Medicines Company that we completed in January 2018, including payments related to deferred purchase price consideration, assumed contingent liabilities and the purchase of inventory. And, there are certain financial-related covenants under our Deerfield Facility, as amended in January 2019, including requirements that we (i) file an Annual Report on Form 10-K for the year ending December 31, 2019, with an audit opinion without a going concern qualification, (ii) maintain a minimum cash balance of $40.0 million through March 2020, and thereafter, a balance of $25.0 million, and (iii) achieve net revenue from product sales of at least $63.8 million for the year ending December 31, 2019. (See Note 4 to the consolidated financial statements for the accounting treatment of the Deerfield Facility.). In November 2018, the Company took actions to reduce its operating spend, including a reduction to the workforce of approximately 20.0% and a decision to begin to wind down its research and discovery function. To provide additional operating capital, in December 2018, the Company entered into a Senior Subordinated Convertible Loan Agreement (the “Loan Agreement”) with Vatera Healthcare Partners LLC and Vatera Investment Partners LLC (together, “Vatera”) pursuant to which Vatera committed to provide $135.0 million over a period of five months, subject to the satisfaction of certain conditions (see Note 4). We drew $75.0 million under this facility in February 2019, and we plan to draw the remaining $60.0 million by early July 2019. We must establish a working capital revolver of at least $10.0 million in order to draw the final $35.0 million tranche under the Loan Agreement in July 2019.
As of December 31, 2018, we held cash and cash equivalents of $81.8 million to fund operations. We are focused on several initiatives to fund the future operations of the Company and reduce our risk of default under the Deerfield Facility with respect to minimum cash requirements. In addition to drawing the additional $60.0 million available under the Vatera Facility, in the next several months, we plan to put a working capital revolver in place for up to $20.0 million, which is permitted under the Deerfield Facility (see Note 4) and required under the Vatera Loan Agreement. We are also exploring options to modify the terms of certain liabilities to increase our liquidity over the next 12 to 18 months. Finally, if our cash collections from revenue arrangements, including product sales, and other financing sources are not sufficient, we plan to control spending and would take further actions to adjust the spending level for operations if required. However, there is no guarantee that we will be successful in executing any or all of these initiatives.
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
As an early commercial-stage company, we have not yet demonstrated the ability to successfully commercialize and launch a product candidate or market and sell products, and our marketed products have very limited sales history, with Baxdela and Vabomere launching within the last 18 months, and Orbactiv and Minocin for injection launching in 2014 and 2015, respectively. As such, even if we obtain sufficient capital to support our operating plan, it is possible that we may fail to appropriately estimate the timing and amount of our funding requirements and we may need to seek additional funding sooner, and in larger amounts, than we currently anticipate.
The following table provides a summary of our cash position as of each of the period-end dates and the cash flows for each of the periods presented below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash, cash equivalents and restricted cash as of the end of the period	$82,008	$128,587	$11,409
Net cash provided by (used in):
Operating activities	(171,545)	(75,598)	(70,580)
Investing activities	(170,072)	155,061	(463)
Financing activities	295,038	37,715	52,294
Net increase in cash and equivalents	$(46,579)	$117,178	$(18,749)
Comparison of the Years ended December 31, 2018 and 2017
Operating Activities
Net cash used in operating activities for the years ended December 31, 2018 and 2017, was $171.5 million and $75.6 million, respectively. The primary use of cash during 2018 was to support our selling, general and administrative functions and fund our manufacturing and research and development activities for our products and product candidates. The primary use of cash during 2017 was to fund our research and development activities for our product candidates, prepare for the launch of Baxdela in early 2018, and to support our selling, general and administrative functions. We used $95.9 million more in operations during 2018 due primarily to higher inventory-related purchases of $47.5 million, principally from commitments assumed as part of the IDB acquisition, and higher operating expenses, excluding non-cash expenses, of $110.1 million, driven by the launch off Baxdela in 2018, the support of sales activities for Vabomere, Orbactiv and Minocin for injection, and additional headcount and acquisition-related transaction costs. These increases in the use of cash in operating activities were partially offset by an increase of $62.6 million in revenue recognized and by other changes in working capital accounts year over year totaling $0.9 million.
Investing Activities
Net cash used in investing activities was $170.1 million in the year ended December 31, 2018, compared with net cash provided of $155.1 million for the years ended December 31, 2017. The primary driver for the large decrease between years was the merger with Cempra in November 2017, in which we acquired $161.4 million in cash, and the acquisition of IDB in 2018, for which we paid $166.4 million. During the year ended December 31, 2017, we acquired $7.5 million of intangible assets—of which we paid $5.5 million during 2017 and $2.0 million in 2018—by making milestone payments in connection with the FDA approval of Baxdela. Other cash used in investing activities in both of these periods was primarily for capital expenditures for facility improvements, lab equipment, software and office furniture and equipment.
Financing Activities
Net cash provided by financing activities for the years ended December 31, 2018 and 2017, was $295.0 million and $37.7 million, respectively. During the year ended December 31, 2018, cash provided by financing activities related primarily to the Deerfield Facility, which provided $183.5 million through promissory notes, common stock, warrants and the assumption of certain liabilities; and the issuance of common stock for $155.3 million. These were partially offset by cash outflows for the retirement of the 2017 Loan Agreement, including exit fees, of $42.2 million, and deferred IDB payments in the form of sales-based royalties of $1.6 million. During the year ended December 31, 2017, cash provided by financing activities was comprised primarily of the issuance of notes payable of $63.4 million, partially offset by note payments of $25.7 million.
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
Funding Sources and Requirements
Our principal operating source of funds is product sales, although we also generate significant amounts of funds through licensing our products in markets outside the U.S. and thorough grants which reimburse a portion of our research and development activities.
In February 2018, we launched Baxdela in the United States and, in January 2018, we acquired rights to three commercial antibiotics in connection with the acquisition of the Infectious Disease Business from Medicines. We do not expect to generate revenue from any other product candidates under development unless and until we successfully commercialize our products or enter into additional collaborative agreements with third parties.
In addition, we are exploring other partnerships and collaborations to assist with the funding of certain of our early-stage and clinical-stage research and development programs.
In connection with the IDB Transaction, we entered into the Deerfield Facility. The Deerfield Facility, as amended in January 2019, provides up to $240.0 million in debt and equity financing, with a term of six years. Deerfield made an initial disbursement of $147.8 million in loan financing. The lender also purchased 3,127,846 shares of Melinta common stock for $42.2 million under the Deerfield Facility, for a total initial financing of $190.0 million. The interest rate on the debt portion of this initial financing is 11.75%. The additional $50.0 million of debt financing is available if we have achieved certain revenue thresholds by the end of 2019, and, if drawn, will bear an interest rate of 14.75%. Pursuant to the Deerfield Facility, Deerfield also acquired warrants (held by certain funds managed by Deerfield) for the purchase of 3,792,868 shares of Melinta common stock at a purchase price per share of $16.50. Under the terms of the Deerfield Facility, we are able to secure a revolver credit line of up to $20.0 million. Deerfield holds a first lien on all of our assets, including our intellectual property, but would hold a second lien behind a revolver for working capital accounts. The Deerfield Facility allows for prepayment beginning in January 2021, with prepayment penalties equal to 2% plus a percentage of annual interest at the time of prepayment ranging between 25% and 75%. The Deerfield Facility, while it is outstanding, will limit our ability to raise debt financing in future periods outside of the Vatera Loan Agreement for $135 million, which was effective in the first quarter of 2019, and the $20.0 million revolver, both permitted under the arrangement.

To provide additional operating capital, in December 2018, the Company entered into a Senior Subordinated Convertible Loan Agreement (the “Loan Agreement”) with Vatera Healthcare Partners LLC and Vatera Investment Partners LLC (together, “Vatera”) pursuant to which Vatera committed to provide $135.0 million over a period of five months, subject to the satisfaction of certain conditions (see Note 4). We drew $75.0 million under this facility in February 2019, and we plan to draw the remaining $60.0 million by early July 2019. We must establish a working capital revolver of at least $10.0 million in order to draw the final $35.0 million tranche under the Loan Agreement in July 2019.
We expect to continue to incur significant losses into 2020, as we continue the development of, and seek regulatory approvals for, our product candidates, and commercialize our approved products. We are also subject to the risks associated with the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business operations. Additionally, we expect to incur additional costs associated with operating as a public company and may need substantial additional funding in connection with our continuing operations, commercial, discovery and product development activities.
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

•	the remainder for working capital, selling, general and administrative expenses, and other general corporate purposes.
In addition, we may also use a portion of our cash and cash equivalents for the acquisition of, or investment in, companies, technologies, products or assets that complement our business. With the Cempra and IDB transactions recently integrated, we believe we are well positioned to add both internally- and externally-developed products to our portfolio while adding minimal new costs given our infrastructure that is now in place. As such, we may selectively pursue the addition of externally-developed products to our portfolio, adding to our existing marketed products and pipeline.
Until we can generate a sufficient amount of revenue from our products and licensing agreements, we expect to finance our future cash needs through the capital available under the Vatera and Deerfield credit facilities.
Off-Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the applicable rules of the SEC.
Contractual Obligations and Commitments
The following table summarizes our minimum future cash payments due under our contractual obligations as of February 28, 2019, that will affect our future liquidity (in thousands):

Contractual Obligations(1)	2019	2020	2021	2022	2023	2024 & Thereafter	Total
Note payable(2)	$17,508	$17,653	$17,605	$81,391	$78,756	$93,892	$306,805
Purchase commitments(3)	19,145	—	—	—	—	—	19,145
Operating lease obligations(4)	2,348	2,269	1,827	1,238	624	262	8,568
Total contractual cash obligations	$39,001	$19,922	$19,432	$82,629	$79,380	$94,154	$334,518

(1)
Table excludes milestones and other contingent payments that may become due under Melinta’s license and collaboration agreements because they are payable upon the occurrence of certain future events that are not currently probable. It also excludes any amounts that may become payable when we draw additional amounts under the Vatera Loan Agreement.

(2)
Represents amounts payable under the Deerfield Facility, as amended, and the Vatera Loan Agreement, to the extent we have drawn funds under either agreement (see Note 4 to the Consolidated Financial Statements).

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
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during 2018, 2017 or 2016.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
There are limitations inherent in any internal control, such as the possibility of human error and the circumvention or overriding of controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, and may not prevent or detect misstatements. As conditions change over time, so too may the effectiveness of internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the Company’s internal control over financial reporting as of December 31, 2018, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.
Deloitte Touche, LLP, an independent registered public accounting firm, was engaged to audit the effectiveness of our internal control over financial reporting as of December 31, 2018 and has issued an audit report regarding their assessment of the effectiveness of internal control over financial reporting which is included on page F-2 in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
No change to our internal control over financial reporting occurred during the last fiscal quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Directors

Name	Age	Position
Kevin T. Ferro	48	Chairman of the Board of Directors
John H. Johnson	61	Chief Executive Officer and Director
Bruce L. Downey	71	Director
Jay Galeota	53	Director
David Gill	64	Director
Thomas P. Koestler, Ph.D.	67	Director
Garheng Kong, M.D., Ph.D.	43	Director
David Zaccardelli, Pharm.D.	54	Director
Kevin T. Ferro—Mr. Ferro has served as the chairman of the Company’s board of directors since November 2017. He has served as the chief executive officer and managing member of Vatera Capital Management LLC, the manager of Vatera Healthcare Partners LLC, since January 2019. Mr. Ferro serves as chairman of the board of ImmusanT, Inc. Beginning October 2012, Mr. Ferro served as a member of the board of directors for Pearl Therapeutics, Inc., and was chairman from December 2012 until its sale to AstraZeneca in June 2013, and he served as a member of the board of directors of Kos Pharmaceuticals, Inc. from 2004 until its sale to Abbott Laboratories in 2006. Prior to forming Vatera Capital Management, Mr. Ferro served as the chief executive officer, chief investment officer and managing member of Vatera Holdings LLC, the former manager of Vatera Healthcare Partners LLC, from April 2007 through January 1, 2019. Mr. Ferro founded Ferro Capital LLC, an investment advisory firm, in 2001. Prior to that, Mr. Ferro was the Global Head of Alternative Investment Strategies for Commerzbank, one of Germany’s largest listed banks. Prior to Commerzbank, Mr. Ferro was a Vice President at D. E. Shaw & Co. LP. Mr. Ferro received an A.B. in Government from Harvard University.
John H. Johnson—Mr. Johnson has served as our interim Chief Executive Officer since October 2018 and as our chief Executive Officer since February 2019, and has served on the Company’s board of directors since June 2009. He served as president and chief executive officer of Dendreon Corp., a publicly traded biotechnology company (Nasdaq: DNDN), from February 2012, became chairman in July 2013, and served as chairman until June 2014 and president and chief executive officer until August 2014. He served as the chief executive officer and as a director of Savient Pharmaceuticals, Inc., a company that developed and commercialized specialty pharmaceuticals, from 2011 to January 2012. Mr. Johnson was senior vice president of Eli Lilly and Company (NYSE: LLY) and president of Lilly Oncology, Eli Lilly’s oncology business unit, from 2009 to 2011. From 2007 to 2009, Mr. Johnson was chief executive officer of ImClone Systems Incorporated, a biopharmaceutical development company, and was also a member of ImClone’s board of directors until it became a wholly owned subsidiary of Eli Lilly in 2008. From 2005 to 2007, Mr. Johnson served as company group chairman of Johnson & Johnson’s Worldwide Biopharmaceuticals unit. Mr. Johnson served as chairman of the board of Tranzyme, Inc. (Nasdaq: TZYM), a publicly traded biopharmaceutical company, from December 2010 until July 2013. Mr. Johnson serves as the chairman of the board of Strongbridge Biopharma PLC (Nasdaq: SBBP), a global biopharmaceutical company, and also serves as lead independent director of Portola Pharmaceuticals, Inc. (Nasdaq: PTLA), a biopharmaceutical company, and Histogenics Corporation (Nasdaq: HSGX), a regenerative medicine company. Mr. Johnson also serves on the board of directors of Aveo Pharmaceuticals, Inc. (Nasdaq: AVEO), a biopharmaceutical company. Mr. Johnson holds a B.S. in Education from East Stroudsburg University of Pennsylvania.
Bruce L. Downey—Mr. Downey has been a director since October 2018. He has served as a partner at NewSpring Capital, a venture capital firm, since April 2009. Previously, Mr. Downey was chairman and chief executive officer of Barr Pharmaceuticals, Inc., a global specialty pharmaceutical company that operated in more than 30 countries worldwide and was acquired by Teva Pharmaceutical Industries Ltd. in 2008. Mr. Downey is a member of the board of directors of Cardinal Health, Inc. (NYSE: CAH), serving on the audit committee, is Non-Executive Chairman and a member of the board of directors of Momenta Pharmaceuticals, Inc. (Nasdaq: MNTA), serving on the audit and compensation committees, as well as privately held companies. Mr. Downey graduated with honors from Miami University in 1969 and received his law degree, cum laude, from The Ohio State University. Mr. Downey’s qualifications to sit on the board include his significant experience serving as a chief executive officer of a global generic pharmaceutical company that also had a substantial brand business and an active biologics research and development program, his years serving as a lawyer in private practice and his experience serving on other boards of directors in the biopharmaceutical industry.
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
David Gill—Mr. Gill joined the Company’s board of directors in April 2012. Mr. Gill served as chief financial officer of EndoChoice Holdings, Inc. (NYSE: GI), a publicly traded medical device company from August 2014 to November 2016, and as president and chief financial officer from March 2016 to November 2016, when the company was acquired. He served as the chief financial officer of INC Research Holdings Inc., now known as Syneos Health, Inc. (Nasdaq: SYNH), a clinical research organization, from February 2011 to August 2013, after having served as a board member and its audit committee chairman from 2007 to 2010. He currently serves as a director of Histogenics Corporation (Nasdaq: HSGX), a regenerative medicine company, Evolus, Inc. (Nasdaq: EOLS), an aesthetics company, Strata Skin Sciences (SSKN), and YmAbs Therapeutics, an immuno-oncology company. Earlier in his career, Mr. Gill served in a variety of senior executive leadership roles for several medical device and information technology companies, including NxStage Medical, CTI Molecular Imaging, Inc., Interland Inc., Novoste Corporation and Dornier Medical. Mr. Gill holds a B.S. degree, cum laude, in Accounting from Wake Forest University and an M.B.A. degree, with honors, from Emory University, and was formerly a certified public accountant.
Thomas P. Koestler, Ph.D.—Dr. Koestler has served as a member of the Company’s board of directors since November 2017. He has served as a consultant to Vatera Healthcare Partners LLC since January 2019. Dr. Koestler is also a member of the boards of directors of Momenta Pharmaceuticals Inc., ImmusanT, Inc. and was a member of the board of directors of Arisaph Pharmaceuticals, Inc. From March 2011 to April 2016, Dr. Koestler served as a member of the board of directors of Novo Nordisk A/S. Dr. Koestler served as an executive director of Vatera Holdings LLC, the former manager of Vatera Healthcare Partners LLC, from February 2010 through January 1, 2019. From 2006 to 2009, Dr. Koestler served as executive vice president of Schering Corporation and president of Schering-Plough Research Institute, the pharmaceutical research and development arm of Schering-Plough Corporation, and served as executive vice president, global development, of Schering-Plough Research Institute from 2005 to 2006, and executive vice president of Schering-Plough Research Institute from 2003 to 2005. Before joining Schering-Plough, Dr. Koestler served as senior vice president and head of global regulatory affairs for Pharmacia Corporation from 2001 to 2003. Before that, Dr. Koestler was senior vice president and global head, drug regulatory affairs, compliance assurance, clinical safety and epidemiology for Novartis. Dr. Koestler received his B.S. from Daemen College and his Ph.D. in Medicine and Pathology from SUNY Buffalo, Roswell Park Memorial Institute.
Garheng Kong, M.D., Ph.D.—Dr. Kong has served on the Company’s board of directors since September 2006. Dr. Kong has been the managing partner of Sofinnova HealthQuest, a healthcare investment firm, since July 2013. He was a general partner at Sofinnova Ventures, a venture firm focused on life sciences, from September 2010 to December 2013. From 2000 to September 2010, he was at Intersouth Partners, a venture capital firm, most recently as a general partner, where he was a founding investor or board member for various life sciences ventures, several of which were acquired by large pharmaceutical companies. Dr. Kong has also served on the board of directors of Avedro, Inc (Nasdaq: AVDR), a corneal health company, since 2018, Alimera Sciences, Inc. (Nasdaq: ALIM), a biopharmaceutical company, since October 2012, has served on the board of Laboratory Corporation of America Holdings (NYSE: LH), a healthcare company, since December 2013, and has served on the board of StrongBridge BioPharma plc (Nasdaq: SBBP) since September 2015. Dr. Kong holds a B.S. from Stanford University. He holds an M.D., Ph.D. and M.B.A. from Duke University.
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
Executive Officers
As of March 1, 2019, our executive officers are John H. Johnson, our Chief Executive Officer, Sue Cammarata, M.D., our Chief Medical Officer, Peter J. Milligan, our Chief Financial Officer, and Erin Duffy, Ph.D., our Chief Scientific Officer. Information for each is provided below. On February 25, 2019, we announced that Dr. Duffy will leave the company on March 15, 2019.

Name	Age (as of 4/30/18)	Business Experience For Last Five Years
John H. Johnson	61

Mr. Johnson has served as our interim Chief Executive Officer since October 2018 and as our Chief Executive Officer since February 2019, and has served on the Company’s board of directors since June 2009. He became the Company's permanent CEO in February 2019. He served as president and chief executive officer of Dendreon Corp., a publicly traded biotechnology company (Nasdaq: DNDN), from February 2012, became chairman in July 2013, and served as chairman until June 2014 and president and chief executive officer until August 2014. He served as the chief executive officer and as a director of Savient Pharmaceuticals, Inc., a company that developed and commercialized specialty pharmaceuticals, from 2011 to January 2012. Mr. Johnson was senior vice president of Eli Lilly and Company (NYSE: LLY) and president of Lilly Oncology, Eli Lilly’s oncology business unit, from 2009 to 2011. From 2007 to 2009, Mr. Johnson was chief executive officer of ImClone Systems Incorporated, a biopharmaceutical development company, and was also a member of ImClone’s board of directors until it became a wholly owned subsidiary of Eli Lilly in 2008. From 2005 to 2007, Mr. Johnson served as company group chairman of Johnson & Johnson’s Worldwide Biopharmaceuticals unit. Mr. Johnson served as chairman of the board of Tranzyme, Inc. (Nasdaq: TZYM), a publicly traded biopharmaceutical company, from December 2010 until July 2013. Mr. Johnson serves as the chairman of the board of Strongbridge Biopharma PLC (Nasdaq: SBBP), a global biopharmaceutical company, and also serves as lead independent director of Portola Pharmaceuticals, Inc. (Nasdaq: PTLA), a biopharmaceutical company, and Histogenics Corporation (Nasdaq: HSGX), a regenerative medicine company. Mr. Johnson also serves on the board of directors of Aveo Pharmaceuticals, Inc. (Nasdaq: AVEO), a biopharmaceutical company. Mr. Johnson holds a B.S. in Education from East Stroudsburg University of Pennsylvania.

Sue Cammarata, M.D.	62

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

Name	Age (as of 4/30/18)	Business Experience For Last Five Years
Peter J. Milligan	50

Mr. Milligan joined Melinta in 2018 as Chief Financial Officer. He is an accomplished executive and established corporate leader who brings nearly 30 years of financial leadership, with extensive experience in managing all aspects of corporate and operational financial matters, including numerous capital market transactions. Prior to joining Melinta he served as the Chief Financial Officer of G&W Laboratories, a privately held generic pharmaceutical company where he had oversight and leadership of all financial aspects of the company, including financial planning and analysis, accounting, internal control, treasury, and tax. Prior to that he was Senior Vice President and CFO of Exelis, Inc. (NYSE: XLS), a leading global defense and aerospace company effective with its 2011 spin-off from ITT through the sale of the business to Harris Corp in 2015. Prior to that he held various senior finance roles within ITT, Inc. He also spent over 10 years at AT&T in roles of increasing responsibility within their finance function. Peter holds a M.B.A. from New York University with a concentration in Finance and Economics and a B.B.A. in Accounting from Hofstra University.

Erin Duffy, Ph.D.	50

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

Director independence
Our board of directors has undertaken a review of the independence of our directors and has determined that all directors except Mr. Johnson are independent within the meaning of Section 5605(a)(2) of the Nasdaq Marketplace Rules and the related rules applicable to the committees on which each director serves.
Audit Committee
Our board of directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act consisting of Mr. Gill (Chair), Mr. Galeota, and Mr. Downey. Mr. Gill, Mr. Galeota, and Mr. Downey are each independent within the meaning of Section 5605(a)(2) of the Nasdaq Marketplace Rules and meet the additional test for independence for audit committee members imposed by the SEC, regulation and Section 5605(c)(2)(A) of the Nasdaq Marketplace Rules. Our board of directors has determined that Mr. Gill qualifies as a financial expert.
Section 16(a) Beneficial Ownership Reporting Compliance
Under Section 16(a) of the Exchange Act, our directors and executive officers and certain persons holding more than 10% of our outstanding common shares are required to report their initial ownership of common shares and any subsequent changes in that ownership to the SEC. Specific filing dates for these reports have been established by the SEC and we are required to disclose in this proxy statement any failure by such persons to file these reports in a timely manner during 2018. Based upon our review of copies of Forms 3, 4 and 5 furnished to us and the written representations we received from each of our directors and executive officers that no Forms 5 were required, we believe that all Section 16(a) reports were filed timely in 2018.
Item 11. Executive Compensation
The information required by this Item concerning directors and executive compensation is incorporated by reference to information included in our Proxy Statement and/or Form 10-K/A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth the indicated information as of December 31, 2018, with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by our shareholders(3)	628,590	$63.18	813,526
Equity compensation plans not approved by our shareholders(4)	74,000	$22.50	—
Total	702,590		813,526

(1)
Represents the weighted average exercise price of outstanding stock options and is calculated without taking into account the shares of common stock subject to outstanding restricted stock units that become issuable without any cash payment required for such shares.

(2)
Includes only shares remaining available for future issuance under the 2018 Stock Incentive Plan. No shares are reserved for future issuance under the 2011 Equity Incentive Plan, the Private Melinta 2011 Equity Incentive Plan or the 2006 Stock Option and Incentive Plan, other than shares issuable upon exercise of equity awards outstanding under such plans. In addition, the 2018 Stock Incentive Plan contains an “evergreen” provision pursuant to which the number of shares reserved for issuance under that plan automatically increases on January 1 of each year, continuing through January 1, 2021, by 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year (unless our board of directors determines to increase the number of shares subject to the plan by a lesser amount). The number of shares of common stock reported in this column does not include the 175,991 shares of common stock that became available for issuance as of January 1, 2018, pursuant to the evergreen provision of our 2018 Stock Incentive Plan.

(3)
Includes the 2018 Stock Incentive Plan, 2011 Equity Incentive Plan, the 2006 Plan and the Private Melinta 2011 Equity Incentive Plan. Of these 628,590 securities outstanding, there were options to purchase 611,230 shares of common stock and 17,360 restricted stock units.

(4)
Represents the inducement grant to Peter J. Milligan, our Chief Financial Officer, of options to purchase 370,000 shares of common stock at a strike price of $22.50, which were not granted under any of the stock plans.

Principal Shareholders
The table below sets forth information as of February 28, 2019, regarding the beneficial ownership of our common stock by:

•	Each person known by us to beneficially own more than 5% of our outstanding common stock

•	Each of our directors

•	Each of our NEOs; and

•	All of our directors and executive officers as a group

Name of Beneficial Owner	Total Beneficial Ownership	Percentage of Common Stock Beneficially Owned
5% and Greater Stockholders
Vatera Capital Management LLC(1)	12,696,590	61.6%
Executive Officers and Directors
John H. Johnson(2)	23,637	*
Peter J. Milligan	—	—
David Gill(3)	8,686	*
Garheng Kong, M.D., Ph.D.(4)	9,070	*
Sue Cammarata, M.D.(5)	13,464	*
David Zaccardelli, Pharm.D.(6)	19,785	*
Erin Duffy, Ph.D.(7)	13,257	*
Kevin T. Ferro(1)(8)	12,700,076	61.6%
Jay Galeota(9)	3,486	*
Bruce Downey	—	—
Thomas P. Koestler, Ph.D.(1)(10)	6,887	*
Paul Estrem(11)	2,000	*
Daniel Wechsler(12)	16,028	*
All directors and current executive officers as a group (13 persons)	12798,348	61.8%

*	Indicates beneficial ownership of less than 1%.

(1)
Based on the Schedule 13D/A filed with the SEC on February 22, 2019. Vatera Healthcare Partners LLC ("VHP") directly holds, and has voting and dispositive power over, 12,576,446 shares. VHPM Holdings LLC ("VHPM") directly holds, and has voting and dispositive power over, 120,144 shares. Vatera Capital Management LLC ("VCM"), as the manager of VHP and VHPM, has voting and dispositive power over all of the shares. The address for VCM LLC is 400 Royal Palm Way, Suite 212, Palm Beach, FL 33480. Kevin Ferro presently serves on the Company’s board of directors and is Chairman of the board. Mr. Ferro is the Chief Executive Officer and managing member of VCM, the manager of VHP and VHPM, and by virtue of that position, may be deemed to have beneficial ownership of the shares held by VHP and VHPM. Other than for purposes of Rule 13d-3 of the Exchange Act, Mr. Ferro disclaims beneficial ownership of the shares held by VHP and VHPM except to the extent of his pecuniary interest therein. Mr. Koestler is a consultant to VHP.

(2)	Consists of 400 shares owned by Mr. Johnson and 23,237 shares issuable upon the exercise of options exercisable within 60 days of February 28, 2019.

(3)	Consists of 1,200 shares owned by Mr. Gill and shares issuable upon the exercise of 7,486 options exercisable within 60 days of February 28, 2019.

(4)	Consists of 113 shares owned by Dr. Kong and shares issuable upon the exercise of 8,957 options exercisable within 60 days of February 28, 2019.

(5)	Consists of 800 shares owned by Dr. Cammarata and shares issuable upon the exercise of 12,664 options exercisable within 60 days of February 28, 2019.

(6)	Consists of 9,300 shares owned by Dr. Zaccardelli and shares issuable upon the exercise of 10,485 options exercisable within 60 days of February 28, 2019.

(7)	Consists of 800 shares owned by Dr. Duffy and shares issuable upon the exercise of 12,457 options exercisable within 60 days of February 28, 2019.

(8)	Includes shares issuable upon the exercise of 3,486 options exercisable within 60 days of February 28, 2019.

(9)	Consists of shares issuable upon the exercise of 3,486 options exercisable within 60 days of February 28, 2019.

(10)	Consists of shares issuable upon the exercise of 6,887 options exercisable within 60 days of February 28, 2019.

(11)	Consists of 2,000 shares owned by Mr. Estrem.

(12)	Consists of 16,028 shares owned by Mr. Estrem.
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
(3) Exhibits. The following exhibits are included herein or incorporated herein by reference:

Exhibit No.	Description	Form	Dated	Exhibit Number	Filed Herewith
1.1	Sales Agreement, dated May 6, 2016, between Cempra, Inc. and Cowen and Company, LLC	8-K	5/6/2016	1.1
2.1	Form of Plan of Conversion of Cempra Holdings, LLC.	S-1	10/12/2011	2.1
2.2	Agreement and Plan of Merger and Reorganization, dated as of August 8, 2017, among Cempra, Inc., Castle Acquisition Corp. and Melinta Therapeutics, Inc.	8-K	8/10/2017	2.1
2.3	Agreement and Plan of Merger among the Medicines Company, Boxford Subsidiary Corporation, and Targanta Therapeutics Corporation, dated as of January 12, 2009	8-K (Filed by the Medicines Company)	1/14/2009	2.1
2.4	Agreement and Plan of Merger, dated December 3, 2013, by and among the Medicines Company, Rempex Pharmaceuticals, Inc., Ravioli Acquisition Corp. and Fortis Advisors LLC	8-K (Filed by the Medicines Company)	12/6/2014	2.1
2.5	Purchase and Sale Agreement, dated as of November 28, 2017, by and between The Medicines Company and Melinta Therapeutics, Inc.	8-K	12/1/2017	2.1
3.1	Certificate of Incorporation of Melinta Therapeutics, Inc. f/k/a Cempra, Inc.	S-1/A	1/13/2012	3.1
3.2	Amendment to Certificate of Incorporation of Melinta Therapeutics, Inc. f/k/a Cempra, Inc. (Reverse Stock Split)	8-K	11/3/2017	3.1
3.3	Amendment to Certificate of Incorporation of Melinta Therapeutics, Inc. f/k/a Cempra, Inc. (Name Change)	8-K	11/3/2017	3.2

Exhibit No.		Description	Form	Dated	Exhibit Number	Filed Herewith
3.4		Amendment to the Certificate of Incorporation of Melinta Therapeutics, Inc.	8-K	2/21/2019	3.1
3.5		Certificate of Designations of Series A Convertible Preferred Stock of Melinta Therapeutics	8-K	2/25/2019	3.1
3.6		Amended and Restated Bylaws of Melinta Therapeutics, Inc. f/k/a Cempra, Inc.	8-K	11/3/2017	3.3
4.1		Specimen of Common Stock Certificate of Melinta Therapeutics, Inc. (f/k/a Cempra, Inc.)	S-1/A	11/22/2011	4.1
4.2		Registration Rights Agreement, dated as of November 3, 2017, by and among the Company, Vatera and the other stockholders party thereto	8-K	11/3/2017	10.1
4.3		Registration Rights Agreement, dated as of January 5, 2018, between Melinta Therapeutics, Inc. and The Medicines Company	8-K	1/9/2018	4.1
4.4		Registration Rights Agreement, dated as of January 5, 2018, between Melinta Therapeutics, Inc. and Deerfield Private Design Fund IV, L.P., Deerfield Private Design Fund III, L.P., and Deerfield Special Situations Fund, L.P.	8-K	1/9/2018	4.2
4.5		Warrant W-1 to purchase shares of common stock issued to Deerfield Private Design Fund IV, L.P., dated January 5, 2018	8-K	1/9/2018	4.3
4.6		Warrant W-2 to purchase shares of common stock issued to Deerfield Private Design Fund III, L.P., dated January 5, 2018	8-K	1/9/2018	4.4
4.7		Warrant W-3 to purchase shares of common stock issued to Deerfield Special Situations Fund, L.P., dated January 5, 2018	8-K	1/9/2018	4.5
4.8		Warrant Agreement to purchase shares of common stock issued to Hercules Technology Growth Capital, Inc.	8-K	3/14/2018	4.1
4.9		Voting and Lock-up Agreement, dated as of August 8, 2017, by and among the Company, Vatera and the other Company stockholders party thereto	14A	10/5/2017	Annex D-2
10.1	*	License and supply agreement dated November 30, 2010 by and between Melinta Therapeutics, Inc. and CyDex Pharmaceuticals, Inc. (a wholly owned subsidiary of Ligand Pharmaceuticals Incorporated).	8-K	6/8/2018	10.17
10.2		Securities Purchase Agreement, dated January 5, 2018, between Melinta Therapeutics, Inc. and Deerfield Private Design Fund IV, L.P., Deerfield Private Design Fund III, L.P., and Deerfield Special Situations Fund, L.P.	8-K	1/9/2018	10.1

Exhibit No.		Description	Form	Dated	Exhibit Number	Filed Herewith
10.3		Facility Agreement, dated as of January 5, 2018, by and among Melinta Therapeutics, Inc., the other loan parties thereto, and Cortland Capital Market Services LLC, as Agent. (Deerfield Facility Agreement)	8-K	1/9/2018	10.2
10.4		First Amendment to Facility Agreement, dated as of January 14, 2019, by and among Melinta Therapeutics, Inc., Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund III, L.P., Deerfield Private Design Fund IV, L.P. and Cortland Capital Market Services LLC	8-K	1/16/2019	10.2
10.5		Second Amended and restated Senior Subordinated Convertible Loan Agreement, originally dated as of December 31, 2018, and amended and restated as of January 14, 2019, and February 22, 2019, by and among Melinta Therapeutics, Inc., the other loan parties party thereto from time to time, and the lenders party	8-K	2/25/2019	10.1
10.6		Royalty Agreement, dated January 5, 2018, between Melinta Therapeutics, Inc. and Deerfield Private Design Fund IV, L.P., Deerfield Private Design Fund III, L.P., and Deerfield Special Situations Fund, L.P.	8-K	1/9/2018	10.3
10.7	+	Melinta Therapeutics, Inc. 2011 Equity Incentive Plan, as amended.	S-8	11/13/2017	99.1
10.8	+	Form of Stock Option Agreement Granted Under the 2011 Equity Incentive Plan, as amended.	S-8	11/13/2017	99.2
10.9	+	Cempra, Inc. Sixth Amended and Restated 2006 Stock Plan.	S-1/A	1/13/2012	10.2
10.10	+	Cempra, Inc. 2011 Equity Incentive Plan, as amended May 23, 2013.	10-Q	7/31/2013	10.3
10.11	+	Cempra, Inc. 2011 Equity Incentive Plan, as amended May 21, 2015, and Form of Stock Option Agreement thereunder.	S-1/A	1/13/2012	10.3
10.12	+	Amendment No. 1 to the Cempra, Inc. 2011 Equity Incentive Plan, as amended May 21, 2015.	8-K	3/14/2018	10.1
10.13	+	Form of Option Agreement granted under the 2018 Stock Incentive Plan, as amended	8-K	6/14/2018	10.1
10.14	+	Form of Option Agreement granted under the 2018 Stock Incentive Plan, as amended	8-K	6/14/2018	10.2
10.15	+	Form of Amended and Restated 2018 Stock Incentive Plan	8-K	2/25/2019	10.3
10.16	+	Employment Agreement, dated October 22, 2018, by and between Melinta Therapeutics, Inc. and John H. Johnson	8-K	10/24/2018	10.1

Exhibit No.		Description	Form	Dated	Exhibit Number	Filed Herewith
10.17	+	Employment Agreement, dated February 22, 2019, between Melinta Therapeutics, Inc. and John H. Johnson	8-K	2/25/2019	10.2
10.18	+	Employment Agreement, dated October 30, 2017, by and between Melinta Therapeutics, Inc. and Daniel Mark Wechsler.	8-K	11/3/2017	10.5
10.19	+	Employment Inducement Stock Option Agreement with Daniel Mark Wechsler.	S-8	11/13/2017	99.3
10.20	+	Employment Inducement Restricted Stock Unit Agreement with Daniel Mark Wechsler.	S-8	11/13/2017	99.4
10.21	+	Amendment No. 1 to Employment Agreement, dated May 17, 2018, by and between Melinta Therapeutics, Inc. and Daniel Wechsler	10-Q	8/9/2018	10.2
10.22	+	Side Letter Agreement, dated October 23, 2018, by and between Melinta Therapeutics, Inc. and Daniel Wechsler	8-K	10/24/2018	10.2
10.23	+	Employment Inducement Stock Option Agreement, dated September 21, 2018, by and between Melinta Therapeutics, Inc. and Peter J. Milligan	10-Q	11/7/2018	10.1
10.24	+	Employment Agreement, dated September 17, 2018, by and between Melinta Therapeutics, Inc. and Peter J. Milligan	10-Q	11/7/2018	10.2
10.25	+	Change in Control and Severance Agreement, dated September 17, 2018, by and between Melinta Therapeutics, Inc. and Peter J. Milligan	10-Q	11/7/2018	10.3
10.26		Letter Agreement, dated November 8, 2013, as amended, by and between Melinta Therapeutics, Inc. and Paul Estrem, as amended and restated on August 28, 2015.	8-K	3/14/2018	10.2
110.27	+	Amended and Restated Severance Agreement, dated August 29, 2017, by and between Melinta Therapeutics, Inc. and Paul Estrem.	8-K	3/14/2018	10.3
10.28	+	Employee Noncompetition, Nondisclosure and Developments Agreement, dated November 9, 2013, by and between Melinta Therapeutics, Inc. and Paul Estrem.	8-K	3/14/2018	10.4
10.29	+	Separation and Release Agreement, dated September 17, 2018, by and between Melinta Therapeutics, Inc. and Paul Estrem	8-K	10/5/2018	10.1
10.30	+	Letter Agreement, dated November 18, 2013, by and between Melinta Therapeutics, Inc. and Sue Cammarata.	8-K	3/14/2018	10.5

Exhibit No.		Description	Form	Dated	Exhibit Number	Filed Herewith
10.31	+	Amended and Restated Severance Agreement, dated August 29, 2017, by and between Melinta Therapeutics, Inc. and Sue Cammarata.	8-K	3/14/2018	10.6
10.32	+	Employee Noncompetition, Nondisclosure and Developments Agreement, dated November 18, 2013, by and between Melinta Therapeutics, Inc. and Sue Cammarata.	8-K	3/14/2018	10.7
10.33	+	Letter Agreement, dated as of December 2, 2001, by and between Melinta Therapeutics, Inc. and Erin Duffy.	8-K	3/14/2018	10.8
10.34	+	Amended and Restated Severance Agreement, dated August 29, 2017, by and between Melinta Therapeutics, Inc. and Erin Duffy.	8-K	3/14/2018	10.9
10.35	+	Employee Noncompetition, Nondisclosure and Developments Agreement, dated January 9, 2001, by and between Melinta Therapeutics, Inc. and Erin Duffy.	8-K	3/14/2018	10.10
10.36	+	Form of Indemnification Agreement by and between Melinta Therapeutics, Inc. and its directors.	8-K	11/3/2017	10.2
10.37	+	Form of Amended and Restated Indemnification Agreement by and between Melinta Therapeutics, Inc. and its directors	8-K	11/3/2017	10.3
10.38	+	Form of Indemnification Agreement by and between Melinta Therapeutics, Inc. and its directors	8-K	11/3/2017	10.4
10.39		License Agreement, dated December 23, 2005 by and between Targanta Therapeutics Corporation (as successor to InterMune, Inc.) and Eli Lilly and Company	S-1 (Filed by the Medicines Company)	3/11/2007	10.11
10.40		Amendment to the License Agreement, dated as of January 6, 2009, by and between Eli Lilly and Company and Targanta Therapeutics Corporation	8-K	3/14/2018	10.18
10.41		Exclusive License and Development Agreement by and between Cempra Pharmaceuticals, Inc. and Toyama Chemical Co., Ltd., dated May 8, 2013.	10-Q	7/31/2013	10.13
10.42		Supply Agreement by and between Cempra Pharmaceuticals, Inc. and Toyama Chemical Co., Ltd., dated May 8, 2013.	10-Q	7/31/2013	10.14
10.43		Amendment No. 1, effective as of September 26, 2013 to Exclusive License And Development Agreement by and between Cempra Pharmaceuticals, Inc. and Toyama Chemical Co., Ltd, dated May 8, 2013.	10-Q	10/29/2013	10.19

Exhibit No.		Description	Form	Dated	Exhibit Number	Filed Herewith
10.44	*	Amendment No. 2 to Exclusive License and Development Agreement, dated as of May 8, 2013, and amended as of September 26, 2013, by and between Cempra Pharmaceuticals, Inc. and Toyama Chemical Co., Ltd. dated as of September 26, 2018	10-Q	11/7/2018	10.50
10.45		API Manufacturing and Supply Agreement, entered into January 18, 2016, by and between Cempra, Inc. and FUJIFILM Finechemicals Co., Ltd.	10-K	2/25/2016	10.35
10.46	*	Amended and Restated License Agreement, dated May 1, 2017, between the Company and Wakunaga Pharmaceutical Co. Ltd.	8-K/A	6/8/2018	10.14
10.47		Patheon Master Manufacturing Services Agreement, dated July 20, 2016, by and between the Company and Patheon UK Limited.	8-K	3/14/2018	10.15
10.48		Contract by and between Cempra, Inc. and the Biomedical Advanced Research and Development Authority, dated May 24, 2013.	10-Q	7/31/2013	10.15
10.49		Development and Supply Agreement by and between Cempra Pharmaceuticals, Inc. and Hospira Worldwide, Inc. effective as of July 1, 2013.	10-Q/A	11/8/2013	10.18
10.50		Amendment, dated November 13, 2014, to Contract by and between Cempra Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Agency, dated May 24, 2013.	10-K	2/29/2015	10.27
10.51		Amendment, dated February 29, 2016, to Contract by and between Cempra Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Agency, dated May 24, 2013, as amended.	10-Q	5/2/2016	10.36
10.52		Amendment, dated September 26, 2016, to contract by and between Cempra Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Agency, dated May 24, 2013, as amended.	10-Q	10/27/2016	10.1
10.53		Manufacturing Services Agreement, dated March 30, 2011, between registrant and Patheon International A.G.	10-Q (Filed by the Medicines Company)	11/9/2011	10.1
10.54		Contingent Payment Rights Agreement dated February 25, 2009 between the Medicines Company and American Stock Transfer & Trust Company	8-K (filed by the Medicines Company)	3/2/2009	99.1
10.55	*	License Agreement, dated September 28, 2018, by and between Melinta Therapeutics, Inc. and A. Menarini Industrie Farmaceutiche Riunite S.r.l.	10-Q	11/7/2018	10.4

Exhibit No.	Description	Form	Dated	Exhibit Number	Filed Herewith
21.1	List of subsidiaries of Melinta Therapeutics, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
The following financial statements and notes from the Melinta Therapeutics, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 13, 2019, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Shareholders Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.
X

*
The Company has received confidential treatment with respect to portions of this exhibit. Those portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

+	The exhibit contains a management contract, compensatory plan or arrangement which is required to be identified in this report.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MELINTA THERAPEUTICS, INC.

By:	/s/ John H. Johnson
John H. Johnson Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant and on the dates indicated.

Signature	Title	Date
/s/ John H. Johnson	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2019
John H. Johnson
/s/ Peter J. Milligan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2019
Peter J. Milligan
/s/ Kevin T. Ferro	Chairman of the Board	March 13, 2019
Kevin T. Ferro
/s/ James J. Galeota, Jr.	Director	March 13, 2019
James J. Galeota, Jr.
/s/ Bruce Downey	Director	March 13, 2019
Bruce Downey
/s/ David N. Gill	Director	March 13, 2019
David N. Gill
/s/ Thomas P. Koestler	Director	March 13, 2019
Thomas P. Koestler
/s/ Garheng Kong	Director	March 13, 2019
Garheng Kong
/s/ David Zaccardelli	Director	March 13, 2019
David Zaccardelli

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS
MELINTA THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Melinta Therapeutics, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Melinta Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
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
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 13, 2019

We have served as the Company's auditor since 2014.

MELINTA THERAPEUTICS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2018	December 31, 2017
Assets
Cash and equivalents	$81,808	$128,387
Receivables (See Note 3)	22,485	7,564
Inventory	41,341	10,825
Prepaid expenses and other current assets	3,848	2,988
Total current assets	149,482	149,764
Property and equipment, net	1,586	1,596
Intangible assets, net	229,196	7,500
Other assets (including restricted cash of $200 in both periods)	61,326	1,413
Total assets	$441,590	$160,273
Liabilities
Current liabilities
Accounts payable	$16,765	$7,405
Accrued expenses (See Note 3)	33,924	24,041
Deferred purchase price and other liabilities (See Note 14)	78,394	—
Accrued interest on notes payable	4,485	284
Warrant liability	38	—
Total current liabilities	133,606	31,730
Long-term liabilities
Notes payable, net of debt discount	110,476	39,555
Deferred revenue	—	10,008
Other long-term liabilities	7,444	6,644
Total long-term liabilities	117,920	56,207
Total liabilities	$251,526	$87,937
Commitments and Contingencies (Note 10)

Shareholders' Equity
Preferred stock; $.001 par value; 5,000,000 shares and none authorized; no shares issued or outstanding at December 31, 2018 and December 31, 2017	—	—
Common stock; $.001 par value; 80,000,000 shares authorized; 11,204,050 and 4,399,788 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	11	4
Additional paid-in capital	909,896	644,991
Accumulated deficit	(719,843)	(572,659)
Total shareholders’ equity	$190,064	$72,336
Total liabilities and shareholders’ equity	$441,590	$160,273
The accompanying notes are an integral part of these consolidated financial statements

MELINTA THERAPEUTICS, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years Ended December 31,
	2018	2017	2016
Revenue
Product sales, net	$46,580	$—	$—
Contract research	11,677	13,959	—
License	38,173	19,905	—
Total revenue	96,430	33,864	—
Operating expenses
Cost of goods sold	41,057	—	—
Research and development	55,409	49,475	49,791
Goodwill impairment	25,088	—	—
Selling, general and administrative	133,312	63,325	19,410
Total operating expenses	254,866	112,800	69,201
Loss from operations	(158,436)	(78,936)	(69,201)
Other income (expenses)
Interest income	730	155	30
Interest expense	(43,179)	(3,608)	(3,390)
Interest expense on convertible promissory notes (See Note 4)	—	(4,016)	(1,016)
Change in fair value of tranche assets and liabilities	—	—	(1,313)
Change in fair value of warrant liability	33,226	335	781
Loss on extinguishment of debt	(2,595)	(607)	—
Grant income	5,828	—	—
Other income and expense	1,904	98	177
Gain on loss contract reversal	5,330	—	—
Bargain purchase gain	—	27,663	—
Total other income (expense), net	1,244	20,020	(4,731)
Net loss	$(157,192)	$(58,916)	$(73,932)
Accretion of convertible preferred stock dividends	—	(19,259)	(21,117)
Net loss available to common shareholders	$(157,192)	$(78,175)	$(95,049)
Basic and diluted net loss per share	$(17.12)	$(109.28)	$(20,600.13)
Basic and diluted weighted average shares outstanding	9,181,668	715,369	4,614

 The accompanying notes are an integral part of these consolidated financial statements

MELINTA THERAPEUTICS, INC.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)

	Ordinary Shares		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	4,595	$—	—	$—	$217,712	$(439,811)	$(222,099)
Share-based compensation	—	—	—	—	2,515	—	2,515
Common stock forfeitures	(1)	—	—	—	—	—	—
Stock option exercises	725	—	—	—	65	—	65
Net loss	—	—	—	—	—	(73,932)	(73,932)
Balance as of December 31, 2016	5,319	$—	—	$—	$220,292	$(513,743)	$(293,451)
Share-based compensation	—	—	—	—	6,450	—	6,450
Stock repurchase	(8)	—	—	—	1,123	—	1,123
Stock option exercises	—	—	172	—	88	—	88
Vesting of restricted stock grants	—	—	12,400	—	—	—	—
Conversion of convertible preferred stock, debt & warrants into common stock	—	—	2,286,722	2	291,226	—	291,228
Acquisition of Cempra, Inc.	(5,311)	—	2,100,494	2	125,812	—	125,814
Net loss						(58,916)	(58,916)
Balance as of December 31, 2017	—	$—	4,399,788	$4	$644,991	$(572,659)	$72,336
Deferred revenue adjustment upon adoption of accounting standard (See Note 2)	—	—	—	—	—	10,008	10,008
Share-based compensation, including amount capitalized as inventory	—	—	—	—	3,674	—	3,674
Issuance of common shares upon exercise of options	—	—	40	—	3	—	3
Vesting of restricted stock grants	—	—	10,920	—	—	—	—
Acquisition of IDB and related financing	—	—	1,865,301	2	145,961	—	145,963
Issuance of common shares	—	—	4,928,000	5	115,267	—	115,272
Net loss	—	—	—	—	—	(157,192)	(157,192)
Balance as of December 31, 2018	—	$—	11,204,049	$11	$909,896	$(719,843)	$190,064

The accompanying notes are an integral part of these consolidated financial statements

MELINTA THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(157,192)	$(58,916)	$(73,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,901	451	497
Bargain purchase gain	—	(27,663)	—
Change in fair value of tranche assets and liabilities	—	—	1,313
Non-cash interest expense	25,673	5,091	2,010
Share-based compensation	3,465	6,450	2,515
Change in fair value of warrant liability	(33,226)	(335)	(781)
Change in fair value for IDB contingent liabilities	(8,817)	—	—
Loss on extinguishment of debt	2,595	607	—
Reversal of loss contract	(5,330)	—	—
Provision for inventory obsolescence	8,042	—	—
Write off of deferred equity finance costs	—	—	969
Asset impairment	26,076	—	—
Other	—	70	—
Changes in operating assets and liabilities:
Receivables	(5,044)	(3,140)	43
Inventory	(17,541)	(10,825)	—
Prepaid expenses and other current assets	2,180	600	(1,461)
Accounts payable	8,285	(1,269)	(21)
Accrued expenses	1,445	12,014	(1,840)
Accrued interest on notes payable	4,202	110	(14)
Deferred revenues	—	1,000	—
Deposits on future inventory purchases	(40,773)	—	—
Other non-current assets and liabilities	(2,486)	157	122
Net cash used in operating activities	(171,545)	(75,598)	(70,580)
Investing activities
Cash acquired in merger with Cempra, Inc.	—	161,410	—
IDB acquisition	(166,382)	—	—
Purchases of intangible assets	(2,000)	(5,500)	—
Purchases of property and equipment	(1,690)	(849)	(463)
Net cash provided by (used in) investing activities	(170,072)	155,061	(463)
Financing activities
Proceeds from financing (see Note 4):
Proceeds from the issuance of notes payable	111,421	38,844	44,111
Costs associated with the issuance of notes payable	(6,455)	—	—
Proceeds from the issuance of warrants	33,264	—	—
Proceeds from the issuance of royalty agreement	1,472	—	—
Purchase of notes payable disbursement option	(7,609)	—	—
Proceeds from issuance of common stock, net, to lender	51,452	—	—
Other financing activities:
Proceeds from issuance of common stock, net	155,273	—	—
Proceeds from the issuance of convertible promissory notes	—	24,526	—

Payment of debt extinguishment fees	(2,150)	(1,240)	—
IDB acquisition deferred payments	(1,633)	—	—
Proceeds from the exercise of stock options, net of cancellations	3	88	65
Proceeds from the issuance of convertible preferred stock	—	—	13,625
Payment of preferred stock issuance costs	—	—	(9)
Repayment of notes payable	(40,000)	(24,503)	(5,498)
Net cash provided by financing activities	295,038	37,715	52,294
Net change in cash and equivalents	(46,579)	117,178	(18,749)
Cash, cash equivalents and restricted cash at beginning of the period	128,587	11,409	30,158
Cash, cash equivalents and restricted cash at end of the period (See Note 4)	$82,008	$128,587	$11,409
Supplemental cash flow information
Cash paid for interest	$13,259	$2,326	$2,411
Cash received from exchange of state tax credits, net	$—	$283	$207
Non-cash investing and financing activities
Accrued purchases of fixed assets	$10	$2,155	$12
Accrued notes payable issuance costs	$—	$—	$475
The accompanying notes are an integral part of these consolidated financial statements

MELINTA THERAPEUTICS, INC.
December 31, 2018
Notes to Consolidated Financial Statements
(In thousands, except share and per share data)

NOTE 1 – NATURE OF THE BUSINESS
Melinta Therapeutics, Inc. (the “Company,” “we,” “us,” “our,” or “Melinta,” the registrant previously known as Cempra, Inc.) is a commercial-stage pharmaceutical company focused on discovering, developing and commercializing differentiated anti-infectives for the acute care and community settings to meet critical medical needs in the treatment of bacterial infectious diseases. Melinta is headquartered in New Haven, Connecticut, with locations in Lincolnshire, Illinois, Morristown, New Jersey and Chapel Hill, North Carolina. We have four products: (i) delafloxacin as the active pharmaceutical ingredient and distributed under the brand name Baxdela™, (ii) meropenem and vaborbactam as the active pharmaceutical ingredients and distributed under the brand name Vabomere™ (“Vabomere”), (iii) oritavancin as the active pharmaceutical ingredient and distributed under the brand name Orbactiv®  (“Orbactiv”) and (iiii) minocycline as the active pharmaceutical ingredient and distributed under the brand name Minocin® for injection and line extensions of such products.
Our stock is traded on the Nasdaq market under the symbol “MLNT.”
The accompanying consolidated financial statements have been prepared assuming Melinta Therapeutics, Inc. (the “Company,” “we,” “us,” “our,” or “Melinta”) will continue as a going concern. We are not currently generating revenue from operations that is sufficient to cover our operating expenses and do not anticipate generating revenue sufficient to offset operating costs in the short-term. We have incurred losses from operations since our inception and had an accumulated deficit of $719,843 as of December 31, 2018, and we expect to incur substantial expenses and further losses in the short term for the development and commercialization of our product candidates and approved products. In addition, we have substantial commitments in connection with our acquisition of the infectious disease business of The Medicines Company ("Medicines") that we completed in January 2018, including payments related to deferred purchase price consideration, assumed contingent liabilities and the purchase of inventory. And, there are certain financial-related covenants under our Deerfield Facility, as amended in January 2019, including requirements that we (i) file an Annual Report on Form 10-K for the year ending December 31, 2019, with an audit opinion without a going concern qualification, (ii) maintain a minimum cash balance of $40,000 through March 2020, and thereafter, a balance of $25,000, and (iii) achieve net revenue from product sales of at least $63,750 for the year ending December 31, 2019. (See Note 4 to the consolidated financial statements for further details on the Deerfield Facility.)
Our future cash flows are dependent on key variables such as our ability to access additional capital under our Vatera and Deerfield credit facilities, our ability to secure a working capital revolver, which is allowed under the Deerfield Facility and required under the Vatera facility, and most importantly, the level of sales achievement of our four marketed products. Our current operating plans include assumptions about our projected levels of product sales growth in the next 12 months in relation to our planned operating expenses. Revenue projections are inherently uncertain but have a higher degree of uncertainty in an early-stage commercial launch, which we have in Baxdela and Vabomere, where there is not yet a robust sales history. While we have a plan to achieve the current expected sales levels of our products, we are unable to conclude based on applying the requirements of FASB Accounting Standards Codification 205-40, Presentation of Financial Statements - Going Concern (“ASC 205”) that such revenue is “probable” (as defined under this accounting standard). In addition, given our forecasted product sales are not deemed probable under ASC 205, our ability to draw the additional $50,000 of capacity under the Deerfield Facility, which is conditional based on meeting certain sales-based milestones before the end of 2019, is also not considered to be probable under the accounting guidance. As such, we are not able to conclude under ASC 205 that the actions discussed below will be effectively implemented and, therefore, our current operating plans, existing cash and cash collections from existing revenue arrangements and product sales may not be sufficient to fund our operations for the next 12 months. As such, we believe there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.
In the fourth quarter of 2018, the Company took actions to reduce its operating spend, including a reduction to the workforce of approximately 20.0% and a decision to begin to wind down its research and discovery function. To provide additional operating capital, in December 2018, the Company entered into a Senior Subordinated Convertible Loan Agreement (the “Loan Agreement”) with Vatera Healthcare Partners LLC and Vatera Investment Partners LLC (together, “Vatera”) pursuant to which Vatera committed to provide $135,000 over a period of five months, subject to the satisfaction of certain conditions (see Note 4). We drew $75,000 under this facility in February 2019, and we plan to draw the remaining $60,000 by early July 2019.

 As of December 31, 2018, the Company had $81,808 in cash and cash equivalents. In addition to drawing the additional $60,000 available under the Vatera Facility, in the next several months, we plan to put a working capital revolver in place for up to $20,000, which is permitted under the Deerfield Facility (see Note 4) and required under the Vatera Loan Agreement (we must establish a working capital revolver of at least $10,000 in order to draw the final $35,000 tranche under the Vatera Loan Agreement in July 2019). We are also exploring options to modify the terms of certain liabilities to increase our liquidity over the next 12 to 18 months. Finally, if our cash collections from revenue arrangements, including product sales, and other financing sources are not sufficient, we plan to control spending and would take further actions to adjust the spending level for operations if required. However, there is no guarantee that we will be successful in executing any or all of these initiatives.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts and results of operations of Melinta and its wholly-owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation. We have changed the presentation of income from our contract with the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (“BARDA”) (see Grant Income discussion below) to conform to the 2018 presentation of revenue under Topic 606. Accordingly, grant income reported in 2018 has been moved from "Contract research" in Revenue to "Grant income" in Other income (expense). As we adopted Topic 606 using the modified retrospective method, we did not change the presentation of 2017 grant income. In addition, on February 20, 2019, the board approved a 1-for-5 reverse split of our common stock, which was effective February 22, 2019. All share, share price and per share amounts presented have been adjusted to reflect these values as if the reverse split had occurred at the beginning of the earliest period presented.
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
Other receivables consist of amounts billed, and amounts earned but unbilled, under our licensing agreements and our contracts with BARDA. Receivables for license agreements are recorded as we achieve the requirements of the agreements, and receivables under the BARDA contracts are recorded as qualifying research activities are conducted and invoices from our vendors are paid. Unbilled receivables are also recorded based upon work estimated to have been completed for which we have not paid vendor invoices.
We carry our receivables net of an allowance for doubtful accounts. On a periodic basis, we evaluate our receivables for collectability. We have recorded an allowance for doubtful accounts of $26 for specifically identified receivables that may not be fully collectible.
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
A significant portion of our trade receivables is due from three large wholesaler customers for our products, which constitute 46%, 32% and 15%, respectively, of our trade receivable balance at December 31, 2018.
Inventory—Inventory is stated at the lower of cost or estimated net realizable value. Inventory is valued on a first-in, first-out basis and consists primarily of material costs, third-party manufacturing costs, overhead—principally the cost of managing our manufacturers—and related transportation costs. We capitalize inventory upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed. Costs of drug product to be consumed in any current or future clinical trials will continue to be recognized as research and development expense. We review inventories on hand at least quarterly and record provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. As of December 31, 2018, we had recorded $7,070 reserves for our inventory. Activity in our inventory reserve account is summarized below:

Beginning Balance as of January 1, 2018	Charges to Cost of Goods Sold	Inventory Discards	Ending Balance as of December 31, 218
$—	$8,042	$(972)	$7,070
Fair Value of Financial Instruments—The carrying amounts of our financial instruments, which include cash and cash equivalents, tax credit and other receivables, accounts payable, accrued expenses, notes payable, and preferred stock warrants, approximated their fair values at December 31, 2018 and 2017.
Debt Issuance Costs—Debt issuance costs represent legal and other direct costs incurred in connection with our notes payable. These costs were recorded as a contra-liability included in the notes payable line item and amortized as a non-cash component of interest expense using the effective interest method over the term of the note.
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
Goodwill and Intangible Assets—Intangible assets consist of capitalized milestone payments for the licenses we use to make our products and the fair value of identifiable intangible assets, including in-process research and development (“IPR&D”), acquired in the IDB transaction. Given the uncertainty of forecasts of future revenue for our products, we amortize the cost of intangible assets on a straight-line basis over the estimated economic life of each asset, generally the exclusivity period of each associated product. IPR&D is reclassified to intangible assets (developed product rights) once the associated product has received approval by the appropriate regulatory agency. Amortization for these developed product rights does not begin until both the associated product has received approval and sales have commenced. We will recognize amortization for our intangible assets over periods of approximately 10 to 17 years, commencing with the launch of the products.
 As of December 31, 2017, product right intangible assets were $7,500.  Amortization had not yet commenced as product launch occurred in early 2018. As of December 31, 2018, gross product right intangible assets and the related accumulated amortization were $245,529 and $16,332.
Amortization of intangible assets, which is included in cost of goods sold, was $16,332 for the year ended December 31, 2018. No intangible asset amortization was recorded in 2017. For each of the years ending December 31, 2019, through December 31, 2023, we expect to recognize amortization expense of $16,603, with approximately $125,113 to be recognized thereafter. In addition, there is $21,069 of developed product rights primarily related to Vabomere that will begin amortization over approximately 10 years when the launch of Vabomere in Europe has occurred.
Goodwill and indefinite-lived assets, including IPR&D, are not amortized, but are subject to an impairment review annually and more frequently when indicators of impairment exist. An impairment of goodwill could occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. An impairment of indefinite-lived intangible assets would occur if the fair value of the intangible asset is less than the carrying value. Prior to reclassifying an IPR&D asset to a definite-lived intangible asset, we perform an impairment analysis.
We test goodwill, IPR&D and indefinite-lived assets for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If we conclude it is more likely than not that the fair value of the asset under review is less than its carrying amount, a quantitative impairment test is performed.
In December 2018, we performed our annual impairment test for goodwill. As a result, we concluded that the implied value of goodwill was negative, and we recorded an impairment adjustment of $25,088 in December 2018 to reduce our goodwill value to zero. This was driven primarily by the sustained decrease in the Melinta's stock price over the course of the previous year, and since we operate as one single operating unit, the market capitalization of the Company is a strong indicator of fair value.
Impairment of Long-Lived Assets—Long-lived assets consist primarily of property and equipment and intangible assets with a definite life. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable at the lowest level of identifiable cash flows, which is each product line. If impairment indicators are present, we assess whether the future estimated undiscounted cash flows attributable to the assets in question are greater than their carrying amounts. If these future estimated cash flows are less than carrying value, we then measure an impairment loss for the amount that carrying value exceeds fair value of the assets. In the year ended December 31, 2018, we recorded expense of $988 in research and development expenses related to the write-off of in-process validation costs for manufacturing projects that we abandoned during the year. We did not have a corresponding impairment expense in 2017 or 2016.
During the fourth quarter of 2018, impairment indicators were present for our product rights intangible assets, so we prepared undiscounted cash flows attributable to each product to assess whether or not the intangible assets were impaired. The impairment indicators related to revised product sales forecasts, which were lower than those initially developed in connection of the acquisition of the assets. While we concluded that the intangible assets were not impaired because the undiscounted cash flows exceeded the carrying value, if revenue forecasts decrease again in the future, there is a risk that we may conclude that one or more of the intangible assets are impaired in a future period.
Revenue Recognition—On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-9, Revenue from Contracts with Customers (“Topic 606”), and all related amendments. For further information regarding the adoption of Topic 606, see the “Adoption of Topic 606” section of this Note 2.
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

1.	identify the contract(s) with a customer;

2.	identify the performance obligations in the contract;

3.	determine the transaction price;

4.	allocate the transaction price to the performance obligations in the contract; and

5.	recognize revenue when (or as) the entity satisfies a performance obligation.
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

In addition, as of December 31, 2018, we do not have any contract assets or liabilities and our contracts do not have any significant financing components. And, we have not capitalized contract origination costs.
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
Our license agreements may include contingent or variable consideration based upon the achievement of regulatory- and sales-based milestones and future royalties based on a percentage of the partner’s net product sales. Our performance obligations to deliver distinct licenses are recognized at a point in time. Milestone payments from licensees that are contingent and/or variable upon future regulatory events and product sales are not considered probable of being achieved until the milestones are earned and, therefore, the contingent revenue is subject to significant risk of reversal. As such, we constrain this variable consideration and do not include it in the transaction price (or recognize the revenue related to these milestones) until such time that the contingencies are resolved and generally recognized at a point in time. In addition, under the sales- or usage- based royalty exception in Topic 606, we do not estimate, at the onset of the arrangement, the variable consideration from future royalties or sales-based milestones. Instead, we wait to recognize royalty revenue until the future sales occur.
In September 2018, we entered into a license agreement with Menarini, which grants to Menarini the exclusive right to market Vabomere, Orbactiv and Minocin for injection in 68 countries in Europe, Asia-Pacific and the Commonwealth of Independent States. The agreement includes an upfront license fee of €17,000 (which we received in October 2018), a milestone payment of €15,000 upon European marketing approval for Vabomere, potential regulatory- and sales-based milestones, and sales-based royalties. Menarini received European marketing approval in November 2018, and we received the €15,000 milestone payment in the fourth quarter of 2018. We determined that Menarini is a customer and we should account for the agreement under Topic 606. We identified one performance obligation under the agreement, the delivery of the licensed rights. In addition, we agreed to supply the products to Menarini in the future at a cost that is consistent with our other similar licensing arrangements. We provided Menarini immediate access to the licensed rights and, as such, we allocated the upfront payment entirely to the license and recognized revenue at the point in time when the licensed rights were delivered, in September 2018. We will recognize any future contingent consideration, including regulatory and sales-based milestone payments and royalty revenue, at such time when the milestones or royalties have been achieved. Menarini received European marketing approval in November 2018, so we recognized the €15,000 milestone payment as revenue in the fourth quarter of 2018.
Adoption of Topic 606
We adopted Topic 606 on January 1, 2018, using the modified retrospective method applied to those contracts which were not complete as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with legacy U.S. GAAP under ASC 605. In our adoption of Topic 606, we did not use practical expedients. In addition, we have considered the nature, amount and timing of our different revenue sources. Accordingly, the disaggregation of revenue from contracts with customers is reflected in different captions within the consolidated statement of operations. For our Eurofarma distribution arrangements under which revenue was previously deferred, revenue is now recognized at the point in time when the license is granted and has benefit to Eurofarma. These deferred revenues were originally expected to be recognized in future periods over the period of time over which we supplied Baxdela under the supply arrangement, which could have lasted up to 10 years or longer. The cumulative effect of the adoption was recognized as a decrease to opening accumulated deficit and a decrease to deferred revenue of $10,008 on January 1, 2018. The effect of the adoption of Topic 606 on our consolidated balance sheet is as follows:

	Balance at December 31, 2017	Adjustments Due to Topic 606	Balance at January 1, 2018
Liabilities:
Deferred revenue	$10,008	$(10,008)	$—
Shareholders’ equity:
Accumulated deficit	$(572,659)	$10,008	$(562,651)

In connection with the adoption of Topic 606, we no longer recognize grant income as revenue (see Grant Income discussion below), but there was no change to the timing of historical recognition. Also, there was no change to the timing of recognition of contract revenue under our licensing agreements. For product sales, recognition of revenue under Topic 605 would have been the same as under Topic 606 for the year ended December 31, 2018, as we have established sufficient sales history to analyze trends in revenue constraints. In addition, the initial stocking of product in connection with product launches in the first quarter of 2018 was sold through to end customers before the end of 2018, establishing a fixed transaction price for these sales to wholesalers.
We have no outstanding performance obligations as of December 31, 2018, related to our licensing arrangements. Although we have agreements in place to supply our drug products to our partners once they achieve regulatory approval in their respective territories, we concluded that the option to purchase our products from us is not a material right. All performance obligations under our licensing arrangements were satisfied historically at a point in time. Variable consideration in the form of regulatory and sales-based milestones, which are payable under the terms of our licensing arrangements, has been constrained because of the risk of significant revenue reversal as in our revenue recognition policy included in this Note 2. Further, we recognize contract research revenue from Menarini as we incur the reimbursable development costs.
Product Sales

Product	Year Ended December 31, 2018
Baxdela	$6,485
Vabomere	7,416
Orbactiv	22,951
Minocin for injection	9,728
Total product sales, net	$46,580
Beginning in January 2018, as a result of both the acquisition of IDB and the launch of Baxdela, we distribute Baxdela, Vabomere, Orbactiv, and Minocin for injection products commercially in the United States. While we sell some of our products directly to certain hospitals and clinics, the majority of our product sales are made to wholesale customers who subsequently resell our products to hospitals or certain medical centers, as well as specialty pharmacy providers and other retail pharmacies. The wholesaler places orders with us for sufficient quantities of our products to maintain an appropriate level of inventory based on their customers’ historical purchase volumes and demand. We recognize revenue once we have transferred physical possession of the goods and the wholesaler obtains legal title to the product and accepts responsibility for all credit and collection activities with the resale customer. In addition, we enter into arrangements with health care providers that purchase our products from wholesalers—as well as payers and certain other customers—that provide for government mandated and/or privately negotiated rebates, chargebacks and discounts with respect to the purchase of our products. The transaction price that we recognize as revenue reflects the amount we expect to be entitled to in connection with the sale and transfer of control of product to our customers. Variable consideration is only included in the transaction price, to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. At the time that our customers take control of the product, which is when our performance obligation under the sales contracts is complete, we record product revenues net of applicable reserves for various types of variable consideration based on our estimates of channel mix. The types of variable consideration in our product revenue are as follows:

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
At the end of each reporting period for any of our products, we may decide to constrain revenue for product returns based on information from various sources, including channel inventory levels and dating and sell-through data, the expiration dates of product currently being shipped, price changes of competitive products and introductions of generic products. In the year ended December 31, 2018, we increased our returns reserve by $1,700 due to risk factors that were present primarily in connection with the initial stocking of inventory for the launch of our new products.
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
Fees-for-service – We offer discounts and pay certain wholesalers service fees for sales order management, data, and distribution services which are explicitly stated at contractually determined rates in the customer’s contracts. In assessing if the consideration paid to the customer should be recorded as a reduction of the transaction price, we determine whether the payment is for a distinct good or service or a combination of both. Since our wholesaler fees are not specifically identifiable, we do not consider the fees separate from the wholesaler's purchase of the product. Additionally, wholesaler services generally cannot be provided by a third party. Because of these factors, the consideration paid is considered a reduction of revenue. We estimate our fee-for-service accruals and allowances based on wholesalers' purchases, demand pull-through, wholesaler inventory levels and the applicable discount rate.
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
At the end of each reporting period, we adjust our allowances for cash discounts, product returns, chargebacks, fees-for-service and other rebates and discounts when believe actual experience may differ from current estimates. The following table provides a summary of activity with respect to our sales allowances and accruals during 2018:

	Cash Discounts	Product Returns	Chargebacks	Fees-for- Service	MelintAssist	Government Rebates	Commercial Rebates	Admin Fee
Balance as of January 1, 2018	$—	$—	$—	$—	$—	$—	$—	$—
Allowances for sales	1,184	3,664	5,792	3,240	1,224	864	1,491	476
Payments & credits issued	(939)	(694)	(5,030)	(2,422)	(812)	(171)	(892)	(338)
Balance as of December 31, 2018	$245	$2,970	$762	$818	$412	$693	$599	$138

The allowances for cash discounts, bad debt, and chargebacks are recorded as contra-assets in trade receivables; the other balances are recorded in other accrued expenses.
Grant Income
We have several agreements with BARDA related to certain development costs for solithromycin and Vabomere. We concluded that BARDA is not a customer under Topic 606 because it does not engage with us in reciprocal transactions but, rather, provides contributions to our development efforts to encourage the development of more antibiotics for the welfare of society. As such, we view the income as a contribution and classify it within other income and expense, net, rather than in revenue. We recognize grant income under the BARDA contracts over time as qualifying research activities are conducted. In the first quarter of 2018, we and BARDA agreed to terminate the solithromycin BARDA contract and wind down the study, which was substantially complete as of December 31, 2018.
In addition, in May 2018, we announced that we had entered into a partnership with the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”), under which Melinta was awarded up to $6,200 to support the development of the company’s investigational pyrrolocytosine compounds. CARB-X was established in 2016 by BARDA, the National Institute of Allergy and Infectious Diseases of the U.S. Department of Health and Human Services and the Wellcome Trust, a global charitable foundation dedicated to improving health, to accelerate pre-clinical product development in the area of antibiotic-resistant infections, one of the world’s greatest health threats.
In November 2018, we decided to suspend the development of our pyrrolocytosine compounds and have accordingly suspended our partnership with CARB-X. In fiscal year 2018, we recognized $425 in grant income related to awards from CARB-X; we do not anticipate receiving any further award under this contract.
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
Changes to contingent consideration obligations can result from adjustments related, but not limited, to changes in discount rates and the number of remaining periods to which the discount rate is applied, updates in the assumed achievement or timing of any development or commercial milestone or changes in the probability of certain clinical events, changes in our forecasted sales of products acquired, the passage of time and changes in the assumed probability associated with regulatory approval. At the end of each reporting period, we revalue these obligations and record increases or decreases in their relative fair values in selling, general and administrative expenses within the accompanying consolidated statements of operations. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, any change in the assumptions described above could have a material impact on the amount we may be obligated to pay as well as the results of our consolidated results of operations in any given reporting period. During the year ended December 31, 2018, we recorded adjustments to the liabilities discussed above, as discussed in Note 14.
Advertising Expense—We record advertising expenses when they are incurred. We recognized advertising expense of $3,878, $1,234 and $1,066, in the years ended December 31, 2018, 2017, and 2016, respectively.

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

•
fees paid to consultants and clinical research organizations (“CROs”) in connection with our pre-clinical and clinical trials, and other related clinical trial costs, such as investigator grants, patient screening, laboratory work and statistical compilation and analysis;

•
costs related to acquiring and manufacturing clinical trial materials and costs for developing additional manufacturing sources for, and the manufacture of pre-approval inventory of, our drugs under development;

•	costs related to compliance with regulatory requirements;

•	consulting fees paid to third parties related to non-clinical research and development;

•	research and laboratory supplies and facility costs; and

•	license, research and milestone payments related to licensed technologies while the related drug is in development in the respective territory.
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
We have four active stock-based compensation plans, known as the Sixth Amended and Restated 2006 Stock Plan (the “2006 Plan”), the 2011 Equity Incentive Plan (the “2011 Incentive Plan”), the Melinta 2011 Equity Incentive Plan (the “Melinta 2011 Plan”) and the 2018 Stock Incentive Plan (the "2018 Plan"). Under these plans, restricted stock units, stock options and other stock-related awards may be granted to our directors, officers, employees and consultants. Stock options are granted at exercise prices not less than the estimated or actual fair market value of our common stock at the date of grant.
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
In accordance with the provisions of ASC 740, we would accrue for the estimated amount of taxes for uncertain tax positions if it is more likely than not that we would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has a less than 50% likelihood of being sustained. Our policy is to recognize any interest and penalties related to income taxes in income tax expense. As of December 31, 2018 and 2017, we had no uncertain tax positions.
Recently Issued and Adopted Accounting Pronouncements:
In March 2016, the FASB issued ASU 2016-6, Contingent Put and Call Options in Debt Instruments, which clarifies that in assessing whether an embedded contingent put or call option is clearly and closely related to the debt host, an entity is required to perform only the four-step decision sequence in ASC 815-15-25-42 (as amended by ASU 2016-6), but it does not have to separately assess whether the event that triggers its ability to exercise the contingent option is itself indexed only to interest rates or credit risk. ASU 2016-6 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018 and requires the use of a modified retrospective transition approach. We adopted this guidance on January 1, 2018; the adoption had no material impact on our financial position, operations and cash flows.
In January 2017, the FASB issued ASU 2017-1, Business Combinations (Topic 805) Clarifying the Definition of a Business, which narrows the definition of a business and requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, which would not constitute the acquisition of a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We adopted this guidance as of January 1, 2018. The adoption did not have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-4, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which removes step two from the goodwill impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The new guidance requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, including goodwill. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We early adopted this standard in connection with our annual goodwill impairment test on December 1, 2018.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-2, Leases, which requires lessees to recognize assets and liabilities for most leases with terms of more than 12 months on the balance sheet but recognize expense on the income statement in a manner similar to current accounting. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements and is effective for us in the first quarter of 2019. In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements - Leases (Topic 842). This update provides an optional transition method that allows entities to elect to apply the standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the prior comparative period’s financials will remain the same as those previously presented. We have elected to apply the guidance at the beginning of the period of adoption and not restate comparative periods.
We lease fleet vehicles as well as our research and administrative facility in New Haven, Connecticut, and our office facilities in Lincolnshire, Illinois, Chapel Hill, North Carolina and Morristown, New Jersey. We are evaluating the impact of ASU 2016-2, which we plan to adopt on January 1, 2019, on our consolidated financial statements. To date, we have identified all of our leases, we have evaluated practical expedients, and we are still evaluating our discount rates to apply to the leases. We anticipate that adoption of ASU 2016-2 will result in the recognition of additional right-to-use assets and lease liabilities of between $6,500 and $8,500.
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies or removes certain disclosure requirements in Topic 820, Fair Value Measurements. The update is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the impact of the adoption of this ASU on our financial statements.
In August 2018, the FASB issued ASU 2018-15, Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which provides guidance on implementation costs incurred in a cloud computing arrangement that is a service contract. The ASU amends Topic 350, Intangibles—Goodwill and Other, to include these implementation costs in its scope and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized. The update is effective for public entities for fiscal years beginning after December 15, 2019. we are currently evaluating the impact the adoption of this ASU will have on our financial statements.
In November 2018, the FASB issued ASU 2018-18, Clarifying the Interaction between Topic 808 and Topic 606, which amends ASC 808 to clarify when transactions between participants in a collaborative arrangement under ASC 808 are within the scope of ASC 606, Revenue from Contracts with Customers. The ASU provides clarity in both ASC 606 and 808 regarding when transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606. The update is effective for public entities for fiscal years beginning after December 15, 2019. we are currently evaluating the impact the adoption of this ASU will have on our financial statements.
NOTE 3 – BALANCE SHEET COMPONENTS
Cash, Cash Equivalents and Restricted Cash—Cash, cash equivalents and restricted cash, as presented on the Consolidated Statements of Cash Flows, consisted of the following:

	As of December 31,
	2018	2017
Cash and cash equivalents	$81,808	$128,387
Restricted cash (included in Other assets)	200	200
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$82,008	$128,587

Accounts receivable—Accounts receivable consisted of the following:

	As of December 31,
	2018	2017
Trade receivables	$11,509	$—
Contracted services	10,293	7,202
Other receivables	683	362
Total receivables	$22,485	$7,564
Inventory—Inventory consisted of the following:

	As of December 31,
	2018	2017
Raw materials	$24,507	$5,545
Work in process	$11,700	$181
Finished goods	12,204	5,099
Gross value of inventory	$48,411	$10,825
Less: valuation reserves	$(7,070)	$—
Total inventory	$41,341	$10,825

We review inventories on hand at least quarterly and record provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. As of December 31, 2018, we had established reserves for our inventory totaling $7,070.
Property and Equipment, Net—Property and equipment, net consisted of the following:

	As of December 31,
	2018	2017
Laboratory equipment	$3,387	$3,339
Manufacturing equipment	178	65
Office equipment	1,062	604
Purchased software	860	860
Furniture and fixtures	390	390
Leasehold improvements	4,943	4,869
Assets in development	301	437
Property and equipment, gross	11,121	10,564
Less-accumulated depreciation	(9,535)	(8,968)
Property and equipment, net	$1,586	$1,596

Depreciation expense relating to property and equipment was $570 and $451 in each of the years ended December 31, 2018 and 2017, respectively.
Other Assets—Other assets consisted of the following:

	As of December 31,
	2018	2017
Deerfield disbursement option (see Note 4)	$7,608	$—
Long-term inventory deposits	51,127	—
Other assets	2,391	1,213
Restricted cash	200	200
Total other assets	$61,326	$1,413
The long-term inventory deposits relate primarily to prepayments we are required to make under long-term contracts for the manufacture and delivery of Vabomere inventory, which requires extended lead-times.
Accrued Expenses—Accrued expenses consisted of the following:

	As of December 31,
	2018	2017
Accrued contracted services	$2,909	$5,596
Payroll-related expenses	15,585	9,885
Professional fees	3,598	3,621
Accrued royalty payments	2,052	2,040
Accrued sales allowances	5,630	—
Accrued other	4,150	2,899
Total accrued expenses	$33,924	$24,041

Accrued contracted services are primarily comprised of amounts owed to third-party clinical research organizations and contract manufacturers for research and development work performed on behalf of Melinta, and amounts owed to third-party marketing organizations for work performed to support the commercialization of our four products.
Accrued payroll-related expenses are primarily comprised of accrued employee termination benefits, bonuses and vacation.
NOTE 4 – FINANCING ARRANGEMENTS
Melinta’s outstanding debt balances consisted of the following as of December 31, 2018 and 2017:

	As of December 31,
	2018	2017
Principal balance under loan agreements	$118,752	$40,000
Debt discount and deferred financing costs for loan agreements	(8,276)	(445)
Total long-term debt, net of current maturities	$110,476	$39,555
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

In June 2017, we repaid the entire outstanding balance under the 2014 Loan Agreement (see discussion below under “2017 Loan Agreement”). In the years ended December 30, 2018 and 2017, we recognized $0 and $1,229 of interest expense, respectively, related to the 2014 Loan Agreement.
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
Deerfield Facility
On January 5, 2018 (the “Agreement Date”), in connection with the IDB acquisition, we entered into the Deerfield Facility (the “Deerfield Facility”) with affiliates of Deerfield Management Company, L.P. (collectively, “Deerfield”). Pursuant to the terms of the Deerfield Facility, which was later amended in January 2019 (see discussion below), Deerfield agreed to loan us $147,774 as an initial disbursement (the “Term Loan”). The Deerfield Facility also provides us the right to draw from Deerfield additional disbursements up to $50,000 (the “Disbursement Option”), which may be made available upon the satisfaction of certain conditions, such as our having achieved annualized net sales of at least $75,000 before the end of 2019. The option to draw the additional $50 million expires on January 4, 2020. We agreed to pay Deerfield an upfront fee and a yield enhancement fee, both equal to 2.0% of the principal amount of the funds disbursed pursuant to the Deerfield Facility.
The Term Loan bears interest at a rate of 11.75%, while funds distributed pursuant to the Disbursement Option will bear interest at a rate of 14.75%. We are also required to pay Deerfield an exit fee of 2.0% of the amount of any loans on the payment, repayment, redemption or prepayment thereof (later amended to 4%, as discussed below under Deerfield Facility Amendment). The principal of the Term Loan must be paid by January 5, 2024. The Deerfield Facility requires the outstanding principal amount of the Term Loan and any loans drawn pursuant to the Disbursement Option to be repaid in equal monthly cash amortization payments between the fourth and the sixth anniversary of the Agreement Date. The Term Loan and any loans drawn pursuant to the Disbursement Option are not permitted to be prepaid prior to January 6, 2021, under the terms of the Deerfield Facility and are subject to certain prepayment fees for prepayments occurring on or after such date. In addition, the Deerfield Facility permits us to secure a revolving credit line of up to $20,000 from a different lender, subject to working capital balances. Deerfield holds a first lien on all our assets, including our intellectual property, except for working capital accounts, for which they hold a second lien while any revolving credit line with a different lender is in place. The Deerfield Facility, while it is outstanding, limits our ability to raise debt financing in future periods outside of the $20,000 revolver permitted thereunder, to sell any assets, enter into partnerships, enter into any other debt, enter into capital leases, or pay dividends (however, as amended, it permits the execution of the Vatera Loan Agreement, discussed below). The Deerfield Facility, as amended, has a financial maintenance covenant requiring us to maintain a minimum cash balance of $40,000 through March 2020, and thereafter of $25,000, at all times, a requirement that we achieve net product sales of at least $63,750 during 2019, and other normal covenants, including periodic financial reporting and a restriction on the payment of dividends.
In connection with the Deerfield Facility, we issued 625,569 shares of our common stock to Deerfield at a price of $67.50 on January 5, 2018, pursuant to a Securities Purchase Agreement. We received proceeds of $42,226 from this issuance of common stock. We received total proceeds of $190,000 from the Term Loan and the issuance of common stock together.
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
In connection with the Deerfield Facility and the Securities Purchase Agreement, we entered into the following freestanding instruments, with Deerfield as a counterparty, on January 5, 2018:

•	Term Loan with stated principal of $147,774 with a 11.75% interest rate;

•	Disbursement Option for additional draw of up to $50,000;

•	625,569 shares of our common stock;

•	Warrants to purchase 758,573 shares of our common stock with a purchase price of $82.50 and expiration date of January 5, 2025 (the “Warrants”); and

•	Rights to royalty payments equal to between 2.0% and 3.0% of certain U.S. sales of Vabomere for a period of 7 years, ending on December 31, 2024, as further described below (the “Royalty Agreement”).
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

Liabilities / (Assets)
Term Loan	$111,421
Warrants	33,263
Royalty Agreement	1,472
Disbursement Option	(7,608)
Common Stock Consideration	51,452
Total Consideration	$190,000

The terms of these instruments and the methodology and assumptions used to value each of them are discussed below.
Term Loan
The relative fair value of the term loan was estimated to be $111,421 using a discounted cash flow model (Level 3 inputs). We used a risk-adjusted discount rate of 19.8%. In connection with the Deerfield Facility, we paid $6,455 of upfront term loan fees and legal debt issuance costs. For accounting purposes, we elected to allocate these upfront fees and costs all to the term loan, leaving a net carrying value of $104,966.
The upfront fees and costs were recorded as debt discount and are being amortized as additional interest expense over the term of the loan. In addition, a 2.0% exit fee of $2,956 is payable as the loan principal payments are made. Therefore, total required future cash payments are $150,730 (term loan principal of $147,774 plus exit fee of $2,956). The exit fee cost is also being amortized as additional interest expense over the life of the loan. The total cost of all items (cash-based interest payments, upfront fees and costs, and the 2.0% exit fee) is being expensed as interest expense using an effective interest rate of 21.4%. During the years ended December 31, 2018 and 2017, we recorded cash interest expense and term loan accretion expense of $17,460 and $5,510, and $0 and $0, respectively. All amounts were recorded as interest expense in our statement of operations.
The accretion of the principal of the term loan and the future payments, including the 2.0% exit fee due at the end of the term, and excluding the 11.75% rate applied to the $147,774 note per the form of the Deerfield Facility, are as follows:

	Beginning Balance	Accretion of Interest Expense	Principal Payments and Exit Fee	Ending Balance
January 5 - December 31, 2018	$104,966	$5,510	$—	$110,476
Year Ending December 31, 2019	110,476	7,135	—	117,611
Year Ending December 31, 2020	117,611	8,638	—	126,249
Year Ending December 31, 2021	126,249	10,799	—	137,048
Year Ending December 31, 2022	137,048	9,827	(69,084)	77,791
Year Ending December 31, 2023	77,791	3,846	(75,365)	6,272
Year Ending December 31, 2024	6,272	9	(6,281)	—
Total		$45,764	$(150,730)

Warrants
Under the terms of the Deerfield Facility, we issued Warrants to Deerfield to purchase 758,573 shares of common stock with an exercise price of $82.50 and a term of seven years. The holders of the Warrants may exercise the Warrants for cash, on a cashless basis or through a reduction of an amount of principal outstanding under the Term Loan or any subsequent disbursements pursuant to the Disbursement Option. In connection with certain major transactions (as defined therein), the holders may have the option to convert the Warrants, in whole or in part, into the right to receive the transaction consideration payable upon consummation of such major transaction in respect of a number of shares of common stock of the Company equal to the Black-Scholes value of the Warrants, as defined therein, and in the case of other major transactions, the holders may have the right to exercise the Warrants, in whole or in part, for a number of shares of common stock of the Company equal to the Black-Scholes value of the Warrants.
We used the Black-Scholes option-pricing model to estimate the fair value of the Warrants (Level 3 inputs), which resulted in a fair value of $33,263 on the Agreement Date. To measure the Warrants at January 5, 2018, the assumptions used in the Black-Scholes option-pricing model were: the price of the common stock on January 5, 2018, an expected life of 7.0 years, a risk-free interest rate of 2.4% and an expected volatility of 50.0%.
We classified the Warrants as a liability in our balance sheet and are required to remeasure the carrying value of these Warrants to fair value at each balance sheet date, with adjustments for changes in fair value recorded in Other income or expense in our statements of operations.
To remeasure the Warrants at December 31, 2018, the assumptions used in the Black-Scholes option-pricing model were: the price of our common stock on December 31, 2018, an expected life of 6.0 years, a risk-free interest rate of 2.55% and an expected volatility of 50.0%. The fair value of the Warrants at December 31, 2018, was $38, resulting in a gain during the years ended December 31, 2018, of $33,226.
Royalty Agreement
In connection with the Deerfield Facility, we entered into a Royalty Agreement with Deerfield, pursuant to which we agreed to make royalty payments equal to 3.0% (or 2.0%, following the satisfaction of all our obligations under the Deerfield Facility and other loan documents) of annual U.S. sales of Vabomere exceeding $75,000 ($74,178 for 2018) and less than or equal to $500,000 for a seven-year period. To determine the fair value of the obligation under the Royalty Agreement, we applied a Monte Carlo simulation model to our revenue forecasts for Vabomere, which was discounted using an adjusted weighted average cost of capital (“WACC”). The WACC incorporated our estimated senior unsecured discount rate, our expected tax rate, and our estimated cost of equity, and then was adjusted for operational leverage.
On January 5, 2018, we estimated the fair value of the royalty liability under the Royalty Agreement to be $1,472. Over the seven-year term, we will accrete the royalty liability using an effective interest rate of 42.9% and reduce the liability for any royalty payments made to Deerfield. During the year ended December 31, 2018 , we recorded accretion expense of $758. At the end of each quarter, we are required to prospectively revise the rate of accretion if there are any significant changes in our long-term sales forecasts. During the quarter ended December 31, 2018, we did not identify any significant changes in our sales forecasts and, accordingly, did not revise the rate of accretion. As we have not yet reached the $75,000 sales threshold for annual sales of Vabomere, we have not made any royalty payments to Deerfield.
Disbursement Option
The Disbursement Option allows us to draw additional funds up to $50,000 once we achieve annual net product sales of at least $75,000. The annual net sales target is measured by using the sales result for the preceding six months and multiplying by two. The disbursement must be drawn within two years from the effective date of the transaction and requires quarterly interest payments at a rate of 14.75% and requires the principal amount outstanding to be repaid in equal monthly cash payments between the fourth and the sixth anniversary of the effective date of the agreement.
We calculated the fair value of the Disbursement Option using a discounted cash flow model (Level 3 inputs), under which estimated cash flows were discounted using a risk-adjusted rate that aligns with the lender’s estimated credit risk to disburse the $50,000. We estimated the relative fair value of the Disbursement Option to be $7,608 as of the effective date of the transaction, which we recorded as a long-term asset on our balance sheet to be carried at that value until settlement.
Common Stock Consideration
Pursuant to the terms of the Securities Purchase Agreement, we issued 625,569 shares of our common stock to Deerfield at a price of $67.50 on January 5, 2018. Based on our closing stock price on January 5, 2018 , of $82.25 (Level 1 input), the fair value of this consideration was $51,452, which was recorded as additional paid-in capital in stockholders’ equity.
Deerfield Facility Amendment
On January 14, 2019, in conjunction with the Vatera Loan Agreement (discussed below),we entered into an amendment to the Deerfield Facility (the “Deerfield Facility Amendment”). The Deerfield Facility Amendment was a condition (among other conditions) to funding the Vatera Facility. The amendments set forth in the Deerfield Facility Amendment, except for specified amendments described below which were immediately effective, became effective upon the funding of the initial $75,000 disbursement under the Vatera Facility in February 2019.
The Deerfield Facility Amendment(i) modifies the definition of “change of control” under the Deerfield Facility to permit Vatera Healthcare Partners LLC ("VHP"), Vatera Investment Partners LLC ("VIP" and, together with VHP, "Vatera") and their respective affiliates to own 50% or more of the equity interests in the Company on a fully diluted basis; (ii) modifies the definition of “Indebtedness” under the Deerfield Facility to exclude certain specific payments under (x) the Agreement and

Plan of Merger, dated as of December 3, 2013, among the Medicines Company, Rempex Pharmaceuticals, Inc. and the other parties thereto and (y) the Purchase and Sale Agreement, dated as of November 28, 2017, between The Medicines Company and Melinta Therapeutics, Inc.; (iii) modifies the definition of “Permitted Indebtedness” under the Deerfield Facility to permit the payment of a certain amount of the interest on the Convertible Loans (described below) in cash; (iv) eliminates the requirement that the Company’s audited financial statements for the fiscal year ending December 31, 2018, be delivered without an explanatory paragraph expressing doubt as to the Company’s status as a going concern; (v) reduces the net sales covenant set forth in the Deerfield Facility for all periods after December 31, 2018, by 15%; (vi) requires the Company to hold a minimum cash balance of $40,000 through March 31, 2020, and thereafter $25,000 (the current requirement); (vii) increases the exit fee under the Deerfield Facility from 2% to 4%; and (viii) makes certain other technical modifications, including to accommodate the Vatera Facility and the Vatera Convertible Loans.
Under the terms of the Deerfield Facility Amendment, $74,000 in principal amount of the loans under the Deerfield Facility (the “Deerfield Convertible Loan”) are convertible into shares of the Company’s common stock at Deerfield’s option at any time and evidenced by a convertible note (the “Deerfield Convertible Note”), subject to the 4.985% Ownership Cap as described below. The conversion price for the Deerfield Convertible Loan (the “Deerfield Convertible Loan Conversion Price”) is the greater of (i) $5.15, which is the minimum initial conversion price, subject to adjustment for stock splits (including a reverse split), stock combinations or similar transactions, and (ii) 95.0% of the lesser of (A) the closing price of the Company’s common stock on the trading day immediately preceding the conversion date and (B) the arithmetic average of the volume weighted average price of the Company’s common stock on each of the three trading days immediately preceding the conversion date. A lender’s ability to convert its portion of the Deerfield Convertible Loan is subject to a restriction that no lender will be permitted to convert such portion if it would result in such lender and its affiliates beneficially owning more than 4.985% of the total number of shares of the Company’s common stock outstanding (the “4.985% Ownership Cap”). However, that will not prevent a lender from periodically converting its portion of the loan up to the 4.985% Ownership Cap and then selling the shares such that up to $74,000 of the loan is converted over time. However, no lender may, without the approval of a majority of the Company’s board of directors, sell or dispose, in a pre-arranged single transaction or series of related transactions any shares of the Company’s common stock issued upon conversion of the Deerfield Convertible Loan to any person or group if such lender knows, in advance of effecting such transaction or series of related transactions, that such transferee holds, or after giving effect to such sale would hold, in excess of 15.0% of the issued and outstanding shares of the Company’s common stock. This 15.0% limitation does not apply if the sale is part of a tender offer or exchange offer made to all stockholders of the Company, or otherwise is in connection with a merger or other business combination transaction and also does not restrict the ability of any lender to transfer all or any portion of the Deerfield Convertible Note in accordance with its terms or to sell any shares of the Company’s common stock that have been issued upon conversion of the Deerfield Convertible Loan in open-market transactions.
The Deerfield Convertible Loan continues to be secured by the collateral and the liens granted pursuant to the Deerfield Facility and related loan documents.
The Deerfield Facility Amendment also amended the Deerfield Warrants to replace the 9.985% ownership cap set forth therein with a 4.985% Ownership Cap. As a result, the Company is subject to a restriction on its ability to satisfy interest due and payable through the issuance of the Company’s common stock to the extent that, upon such issuance, a holder, its affiliates and any “group” of which such holder is a member would beneficially own greater than 4.985% of the outstanding shares of the Company’s common stock.
The Deerfield Facility Amendment also provides that the Deerfield Registration Rights Agreement will cover the shares of the Company’s common stock issuable upon conversion of the $5,000 of convertible loans that will be deemed funded by Deerfield upon the initial funding under the Vatera Loan Agreement (See Vatera Loan Agreement below).
In addition to the funding of the initial $75,000 disbursement under the Vatera Facility, the effectiveness of the Deerfield Facility Amendment also was subject to the satisfaction (or waiver) of other customary conditions,
In addition, the Company is required at all times after the effective date of the Deerfield Facility Amendment to reserve and keep available a sufficient number of shares of common stock for the purpose of enabling the Company to issue all of the underlying shares of common stock issuable pursuant to the Deerfield Convertible Note.
Vatera Loan Agreement
On December 31, 2018, we entered into a Senior Subordinated Convertible Loan Agreement (the “Loan Agreement”) with Vatera for $135,000, and on January 14, 2019, we amended the Loan Agreement pursuant to which, among other things, Deerfield will be deemed to have funded an additional $5,000 of senior subordinated convertible loans (the "Convertible Loans") under the Vatera Loan Agreement as consideration for entering into the Deerfield Facility Amendment. No amount was drawn under the Loan Agreement as of December 31, 2018, as its effectiveness was contingent upon the satisfaction of several conditions.

The proceeds of the Convertible Loans will be used for working capital and other general corporate purposes. The Convertible Loans are senior unsecured obligations of the Company and are contractually subordinated to the obligations under the Deerfield Facility. Interest on the Convertible Loans is 5% per year and will be paid in arrears at the end of each fiscal quarter, with 50% of such interest paid in cash and the remaining 50% of such interest paid in kind by increasing the principal balance of the outstanding Convertible Loans in an amount equal thereto (which increase will bear interest once added to such principal balance). The maturity date of the Convertible Loans is January 6, 2025.
The Convertible Loans are convertible at Vatera's option into shares of convertible preferred stock of the Company at a conversion rate of 1.25 shares of preferred Stock per one thousand dollars. The preferred stock is further convertible at Vatera's option into shares of common stock of the Company at a rate of 100 shares of common stock per one share of preferred stock (the “Common Stock Conversion Rate”). At Vatera's option, the Convertible Loans are also directly convertible into common stock at an initial conversion rate equal to the Loan Conversion Rate multiplied by the Common Stock Conversion Rate. The preferred stock is non-participating, convertible preferred stock, with no dividend rights (other than to participate in common stock dividends on the Company’s common stock on an as-converted basis) or voting rights, and is senior to the common stock upon liquidation (with a liquidation preference equal to the Conversion Amount for the converted loans, as it may thereafter be adjusted pursuant to the Certificate of Designations (plus, if applicable, the amount of any declared but unpaid dividends on such shares of preferred stock)).
An exit fee (the “Interim Exit Fee”) of 1% of the aggregate amount of Convertible Loans funded under the Loan Facility is payable upon repayment or conversion of such funded amount (payable in preferred stock in the case of conversion). In addition, an exit fee (the “Final Exit Fee” and, together with the Interim Exit Fee, the “Exit Fee”) of 3% on the portion of the aggregate committed amount of Convertible Loans not drawn by the Company under the Loan Facility is payable on any repayment in full or conversion in full of the Convertible Loans (payable in preferred stock in the case of conversion).
Subject to the satisfaction (or waiver) of the conditions precedent set forth in the Loan Agreement, as amended, $75,000 of Convertible Loans may be drawn in a single draw on or prior to February 25, 2019, up to $25,000 of additional Convertible Loans may be drawn in a single draw after March 31, 2019, but on or prior to June 30, 2019, and up to $35,000 of additional Convertible Loans may be drawn in a single draw after June 30, 2019, but on or prior to July 10, 2019.
Among the conditions precedent, the Loan Agreement required the approval of the shareholders of Melinta of measures to ensure the number of authorized shares of common stock was sufficient to accommodate the potential conversion of the Convertible Loans and approval of the issuance of the Convertible Loans, in accordance with Nasdaq rules. On January 19, 2019, at a Special Meeting of the shareholders, the shareholders approved both a reverse stock split and an increase of the authorized shares, as well as the issuance of the Convertible Notes. Melinta drew the first tranche of $75,000 on February 22, 2019.
NOTE 5 – LICENSE AGREEMENTS
Eurofarma
In December 2014, we entered into a Series 3-B Convertible Preferred Stock Purchase Agreement (the “Stock Purchase Agreement) and concurrent Distribution Agreement (the “Distribution Agreement”) and Supply Agreement (the “Supply Agreement”) with Eurofarma Laboratorios S.A. (“Eurofarma”). The Distribution Agreement and Supply Agreement, collectively, are referred to as the “Commercial Agreements.” Pursuant to the Stock Purchase Agreement, we agreed to issue to Eurofarma 1,052,474 shares of Series 3-B Convertible Preferred Stock at the purchase price of $13.301985 per share. Melinta received the proceeds of $14,000 from this stock sale on January 6, 2015, and thus, the purchaser’s right to the shares of Series 3-B Convertible Preferred Stock began accruing on that date.
Under the Distribution Agreement, we appointed Eurofarma as our sole and exclusive distributor of Baxdela formulations in Brazil for use in various indications and Eurofarma agreed to commercialize Baxdela in Brazil for those indications. Eurofarma paid us $1,000 under the Distribution Agreement in January 2015. An additional $2,000 will be due upon the earlier of (i) approval of pricing to sell Baxdela in Brazil and (ii) Eurofarma’s first commercial sale of Baxdela in Brazil.
We recorded approximately $6,000 of Series 3-B Convertible Preferred Stock and approximately $9,008 of deferred revenue in January 2015, the period when the funding provided by these agreements was received and the Series 3-B Convertible Preferred Stock was issued. Under ASC 605, the deferred revenue would be recognized as product is delivered under the Commercial Agreements.
In August 2017, Melinta and Eurofarma entered into an amendment to the distribution and supply agreement to extend the licensed territory to substantially all of Central America and South America for upfront consideration of $1,000 (the “Eurofarma Amendment”) as well as other regulatory based milestones when and if they occur. Because the Eurofarma Amendment did not significantly change the nature of the deliverables under the arrangement, management concluded that it did not constitute a material modification of the original arrangement. As such, the $9,008 of deferred revenue recorded in connection with the original agreement was appropriately deferred as of December 31, 2017, as we had not yet commenced commercial supply of Baxdela for the territory (Brazil).
In addition, because the Eurofarma Amendment was negotiated at arms’ length, it was deemed to be a separate arrangement from the original contract. The Eurofarma Amendment has multiple elements, including the delivery of the license and the exclusive supply of Baxdela with respect to the licensed territories. We concluded that there was no standalone value for the delivered license in the Eurofarma Amendment; accordingly, the consideration of $1,000 was recorded as deferred revenue. Under ASC 605, we would commence recognition of the revenue when we begin to deliver under the supply agreement.
We adopted Topic 606 on January 1, 2018, using the modified retrospective method applied to those contracts which were not complete as of January 1, 2018. In our adoption of Topic 606, we did not use practical expedients. In addition, we have considered the nature, amount and timing of our different revenue sources. Accordingly, the disaggregation of revenue from contracts with customers is reflected in different captions within the consolidated statement of operations. For our Eurofarma distribution arrangements under which revenue was previously deferred, revenue is now recognized at the point in time when the license is granted and has benefit to Eurofarma. These deferred revenues were originally expected to be recognized in future periods over the period of time over which we supplied Baxdela under the supply arrangement, which could have lasted up to 10 years or longer. The cumulative effect of the adoption was recognized as a decrease to opening accumulated deficit and a decrease to deferred revenue of $10,008 on January 1, 2018.
In October 2018, Eurofarma received approval to sell Baxdela in Argentina, and, accordingly, we recognized milestone revenue of $500. Because the approval of Baxdela in Argentina was the first approval of Baxdela outside of the United States, we also recorded a milestone payable to Wakunaga of $1,200.
Menarini
In February 2017, we executed a license agreement with A. Menarini Industrie Farmaceutiche Riunite S.r.l. (“Menarini”), a leading pharmaceutical company in Western Europe, under which we licensed rights to commercialize Baxdela in certain European, Asia-Pacific (except for Japan) and other rest-of-world territories (the “Agreement”). Pursuant to the terms and conditions of the Agreement, Menarini is entitled to exclusive rights to obtain product approval, procure supply from us and to commercialize Baxdela in the licensed territories, and we are entitled to receive regulatory, commercial and sales-based milestones as well as sales-based royalties on future net sales of Baxdela. In addition, we agreed with Menarini to share jointly in the future development cost of Baxdela. We received $19,905 upon the execution of the Agreement. On an ongoing basis, we receive reimbursement for 50% of the costs incurred for efforts to expand the applicable indications for Baxdela, and we may receive up to approximately €90,000 for regulatory, commercial and sales-based milestones as well as sales-based royalties on future sales of Baxdela.
At the time the agreement was entered into, we identified two deliverables: the delivery of the Baxdela license to Menarini and the right to a related sublicense. While we are also providing development services in connection with the expansion of applicable indications for Baxdela, we are under no obligation to perform such services. In the event that we perform development services related to other indications of Baxdela, Menarini has the option to obtain the results of such services by reimbursing us for 50% of our related costs, and we have determined that Menarini’s option is not priced at a significant and incremental discount. To the extent that we are reimbursed for development services, such amounts will be recognized separately from the initial license.
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
For immediate use of the license and right to the sublicense, Menarini is able to leverage the information contained within the Baxdela NDAs, which were filed by us with the FDA in October 2016 for ABSSSI, to prepare the regulatory filings in the licensed territories. And, while the FDA approval was received in June 2017, regulatory approval in many of the licensed territories is not contingent upon U.S. FDA approval. We recognized $19,905, the consideration that was fixed and determinable at the inception of the agreement, upon delivery of the license and right to the sublicense in the first quarter of 2017, and we will recognize revenue associated with the development services as they are provided to Menarini. In the year ended December 31, 2018, we recognized revenue totaling $11,325 related to the development services. Of that amount, we have received $7,316 in cash payments; the balance of $4,009 is recorded in Receivables as of December 31, 2018.
In connection with the Agreement, we paid Wakunaga Pharmaceutical Co. Ltd. (“Wakunaga”) $1,590, which was credited toward our future payment obligations under the license agreement we have with them for certain intellectual property underlying Baxdela. See Note 10 “Commitments and Contingencies” for further information on our license agreement with

Wakunaga.  This expense was recorded in the year ended December 31, 2017, in selling, general and administrative expense, which is where we record all expenses related to intellectual property that are generated by events and activities outside our research and development activities. In this case, the payment was triggered by the receipt of upfront licensing fees from Menarini.
In September 2018, we entered into a license agreement with Menarini, which grants to Menarini the exclusive right to market Vabomere, Orbactiv and Minocin for injection in 68 countries in Europe, Asia-Pacific and the Commonwealth of Independent States. The agreement includes an upfront license fee of €17,000 (which we received in October 2018), a milestone payment of €15,000 upon European marketing approval for Vabomere (which Menarini received in November 2018 and which we received in January 2019), potential regulatory- and sales-based milestones, and sales-based royalties. We determined that Menarini is a customer and we should account for the agreement under Topic 606. We identified one performance obligation under the agreement, the delivery of the licensed rights. In addition, we agreed to supply the products to Menarini at a cost that we concluded did not incorporate a significant incremental discount. We provided Menarini immediate access to the licensed rights and, as such, we allocated the upfront payment entirely to the license and recognized revenue at the point in time when the licensed rights were delivered, in September 2018. We will recognize any future contingent consideration, including milestone payments or royalty revenue, at such time when the milestones or royalties have been achieved.
NOTE 6 – FAIR VALUE MEASUREMENTS
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
The following table lists our assets and liabilities that are measured at fair value and the level of inputs used to measure their fair value at December 31, 2018 and 2017. The money market fund is included in cash & cash equivalents on the balance sheet; the other items are in the captioned line of the balance sheet.

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$32,883	$—	$—	$32,883
Total assets at fair value	$32,883	$—	$—	$32,883

Liabilities:
Current royalty contingent consideration from IDB acquisition	$—	$—	$(1,006)	$(1,006)
Long-term royalty contingent consideration from IDB acquisition	—	—	(4,708)	(4,708)
Warrant liability	—	—	(38)	(38)
Total liabilities at fair value	$—	$—	$(5,752)	$(5,752)

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$76,777	$—	$—	$76,777
Total assets at fair value	$76,777	$—	$—	$76,777
The following tables summarize the changes in fair value of our Level 3 liabilities for the years ended December 31, 2018 and 2017:

Level 3 Liabilities	Fair Value at December 31, 2017	Accretion Recorded in interest Expense	Change in Unrealized Gains (Losses)	(Issuances) Settlements, Net	Net Transfer (In) Out of Level 3	Fair Value at December 31, 2018
Current royalty contingent consideration from IDB acquisition	$—	$(1,055)	$(1,151)	$1,200	$—	$(1,006)
Long-term royalty contingent consideration from IDB acquisition	$—	$(5,489)	$11,468	$(10,687)	$—	$(4,708)
Contingent milestone payment	$—	(4,015)	(1,500)	(24,485)	30,000	$—
Warrant liability	$—	$—	$33,225	$(33,263)	$—	$(38)
Total liabilities at fair value	$—	$(10,559)	$42,042	$(67,235)	$30,000	$(5,752)

Level 3 Liabilities	Fair Value at December 31, 2016	Accretion Recorded in interest Expense	Change in Unrealized Gains (Losses)	Reclassification to APIC	Net Transfer (In) Out of Level 3	Fair Value at December 31, 2017
Preferred stock warrants	$(674)	$—	$335	$339	$—	$—
Total liabilities at fair value	$(674)	$—	$335	$339	$—	$—

NOTE 7 – SHAREHOLDERS' EQUITY
At December 31, 2018, our certificate of incorporation, as amended, authorizes us to issue up to 80,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of our shareholders. Holders of our common stock are not entitled to receive dividends, unless declared by the board of directors. There have been no dividends declared to date. We have reserved and keep available out of our authorized but unissued common stock a sufficient number of shares of common stock to execute the conversion of all issued and outstanding warrants and stock options. On January 19, 2019, our shareholders voted to approve a reverse stock split and on February 20, 2019, our board authorized a one-for-five reverse split, which was effective on February 22, 2019. Earnings per share and all share information in this Annual Report on Form 10-K have been adjusted to reflect the split.
On January 5, 2018, we issued 662,740 shares of common stock to Medicines as part of the purchase price of IDB (see Note 14 for further discussion). We also issued 625,569 shares of common stock and warrants to purchase 758,573 shares of common stock to Deerfield as part of the Deerfield Facility (see Note 4 for further discussion). In conjunction with the IDB transaction, we received $40,000 in additional equity financing from existing and new investors, in exchange for which we issued 576,992 shares of common stock. Further, in May 2018, we issued 4,928,000 shares of common stock to new and existing investors in a follow-on public offering for proceeds, net of issuance costs, of $115,273. And, during the year ended December 31, 2018, we issued 10,920 shares of common stock for restricted stock units that vested in the period.
Warrants
We have warrants to purchase our common stock outstanding at December 31, 2018, as follows:

Issued	Warrants Outstanding	Exercise Price	Expiration
February 2012	8	$86,670.35	February 2019
December 2014	6,757	$166.50	December 2024
December 2015	1,351	$166.50	December 2024
January 2018	758,573	$82.50	January 2025
Total	766,689

NOTE 8 – STOCK-BASED COMPENSATION
2006 Stock Plan—Upon closing the merger with Cempra, Inc. (“Cempra”) on November 3, 2017, Melinta assumed the 2006 Stock Plan, which had been adopted by Cempra in January 2006 (the “2006 Plan”). The 2006 Plan provided for the granting of incentive share options, nonqualified share options and restricted shares to Company employees, representatives and consultants. As of December 31, 2018, there were options for an aggregate of 2,344 shares issued and outstanding under the 2006 Plan. During the period January 1, 2018, to December 31, 2018, 11,328 options were forfeited; there was no other activity during the period.
2011 Equity Incentive Plan—Upon closing the merger with Cempra on November 3, 2017, Melinta assumed the 2011 Equity Incentive Plan, which had been adopted by Cempra in October 2011 (the “2011 Incentive Plan”). On January 1, 2018, under the evergreen feature of the 2011 Incentive Plan, the authorized shares under the 2011 Incentive Plan increased by 175,991 to 523,889. In April 2018, we awarded 321,193 shares to employees with an exercise price of $37.25 and a grant date fair value of $27.05. On June 12, 2018, the shareholders approved the adoption of the 2018 Stock Incentive Plan (the “2018 Plan”) (see below). With the adoption of the 2018 Plan, the 2011 Incentive Plan was frozen. At December 31, 2018, there were 304,883 shares outstanding under the 2011 Incentive Plan and no shares available to award as either options or restricted stock units.
Private Melinta 2011 Equity Incentive Plan—In November 2011, the Melinta board of directors adopted the 2011 Equity Incentive Plan (“Melinta 2011 Plan”). The Melinta 2011 Plan provided for the granting of incentive stock options, nonqualified options, stock grants, and stock-based awards to employees, directors, and consultants of the Company. On November 3, 2017, in conjunction with the merger with Cempra, all outstanding options under the Melinta 2011 Plan converted to 146,499 options to purchase common shares of Cempra (re-named Melinta in the merger), the Melinta 2011 Plan was frozen and authorized shares under the Melinta 2011 Plan were reduced to 146,499. Any grants under the Melinta 2011 Plan that expire or are forfeited will reduce the authorized shares under the plan. As of December 31, 2018, we had 97,706 shares of common stock reserved under the Melinta 2011 Plan for issuance upon exercise of stock options.
2018 Stock Incentive Plan—On April 20, 2018, we granted stock options to purchase 173,053 shares of common stock under the 2018 Plan at an exercise price of $37.25 and an average grant date fair value of $27.65, as measured on June 12, 2018, the date the grants received shareholder approval. The grants were subject to, and contingent upon, shareholder approval of the 2018 Plan at the annual meeting in June 2018. On June 12, 2018, the shareholders approved the 2018 Plan, which was initially authorized with 400,000 shares. Under the evergreen feature of the 2018 Plan, these authorized shares may be increased on January 1 of each of the first three years following the year in which the 2018 Plan was adopted by the lesser of (i) 4% of the outstanding shares of the Company on the last day of the immediately preceding fiscal year, or (ii) such number of shares determined by the compensation committee of the board of directors. Upon approval of the 2018 Plan in June 2018, the fair value of the stock options granted on April 20, 2018, was established at $28.71, which is the basis for the expense recognition. An additional 128,920 options were granted at various dates between May 2018 and December 2018, with a weighted-average exercise price of $26.80 and a weighted-average fair value of $18.35.
The 2018 Plan replaces the 2011 Incentive Plan, and no further equity awards will be granted from the 2011 Incentive Plan, which has been frozen. Any shares that are undelivered as a result of outstanding awards under the 2011 Incentive Plan expiring or being canceled, forfeited or settled in cash without the delivery of the full number of shares to which the award related will become available for grant under the 2018 Plan. As of December 31, 2018, there were 235,323 shares available for awards under the 2018 Plan.
In connection with his appointment as interim Chief Executive Officer in October 2018, Mr. Johnson received an option to purchase 30,000 common shares at a strike price of $14.00 and a grant date fair value of $4.75, and a grant of 10,000 restricted stock units. The options will vest ratably over 12 months, and the restricted stock units will cliff vest after 12 months.
On February 19, 2019, the shareholders of Melinta approved a one-for-five reverse stock split, effective on February 22, 2019, which had the effect of reducing all existing awards by a factor of five and increasing all strike prices by a factor of five. All share and per share amounts in this Annual Report on Form 10-K have been adjusted to reflect this reverse stock split. In addition, they approved the addition of 400,000 shares to the authorized shares for the 2018 Plan for grants to our chief executive officer and the addition of 600,000 shares for awards for executive management and other employees.
Inducement Grants—On November 3, 2017, Melinta granted Daniel Wechsler, our former President and Chief Executive Officer, an option to purchase 110,196 shares of common stock, at a strike price of $58.25 per share and a grant date fair value of $41.80, and 36,732 restricted stock units, pursuant to the option and restricted stock unit inducement agreements made with Mr. Wechsler. Both grants were to vest over four years, 25% after one year and then ratably monthly over the remaining 36 months. In October 2018, our board of directors appointed John H. Johnson as Interim Chief Executive Officer to succeed Daniel Wechsler, who stepped down from his role as President, CEO and director to pursue other opportunities. In connection therewith, Mr. Wechsler forfeited all of his inducement grant stock options and all but 9,183 of his restricted stock units, which vested on December 31, 2018.
On September 21, 2018, Melinta granted Peter J. Milligan, our recently appointed Chief Financial Officer, an option to purchase 74,000 shares of common stock, at a strike price of $22.50 per share and a grant date fair value of $16.55, pursuant to the option inducement agreement made with Mr. Milligan. The grant will vest over four years, 25% after one year and then ratably monthly over the remaining 36 months.
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
All options granted under either the 2018 Plan, the 2011 Incentive Plan or the Melinta 2011 Plan during the years ended December 31, 2018 and 2017, were granted with exercise prices not less than the fair market value of our common stock on the grant date, as approved by our board of directors.
A summary of the stock option activity under the 2006 Plan is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - November 3, 2017	13,672	$54.00	1.2
Outstanding - December 31, 2017	13,672	54.00	1.1	$342
Forfeited	(11,328)	$54.41
Outstanding - December 31, 2018	2,344	$52.25	1.4	$—
Exercisable - December 31, 2018	2,344	$52.25	1.4	$—
Vested and expected to vest at December 31, 2018	2,344	$52.25	1.4	$—
A summary of the stock-option activity under the 2011 Incentive Plan is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - November 3, 2017	149,060	$300.10	6.2
Exercised	(172)	78.15
Forfeited	(1,289)	140.00
Expired	(3,056)	322.05
Outstanding - December 31, 2017	144,543	$301.30	3.9	$113
Granted	321,193	37.25
Exercised	(40)	78.05
Forfeited	(78,513)	46.80
Expired	(89,660)	312.85
Outstanding - December 31, 2018	297,523	$79.95	8.8	$—
Exercisable - December 31, 2018	51,328	$278.30	6.2	$—
Vested and expected to vest at December 31, 2018	297,521	$79.95	8.8	$—

A summary of the stock-option activity under the Melinta 2011 Plan is presented in the table below:

	Number of Options		Weighted Average Exercise Price		Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2015	4,362,836		$3.00		8.5
Granted	1,240,499		3.55
Exercised	(31,685)		2.05
Canceled/expired	(331,209)		3.85
Outstanding - December 31, 2016	5,240,441		3.10		7.9
Granted	1,830,199		2.40
Exercised	(26,366)		3.60
Canceled/expired	(797,571)		2.55
Conversion	(6,102,901)	(2)
Outstanding - December 31, 2017	143,802		$129.40		7.9
Exercised	(25,480)	(1)	135.05	(1)
Canceled/expired	(20,616)	(1)	151.90	(1)
Outstanding - December 31, 2018	97,706	(1)	$123.15	(1)	5.1	$—
Exercisable - December 31, 2018	81,419	(1)	$124.15	(1)	4.5	$—
Vested and expected to vest at December 31, 2018	97,703	(1)	$123.15	(1)	5.1	$—
(1) Amounts are after conversion
(2) Options outstanding on November 3, 2017, were converted to options to purchase common shares of Cempra (re-named Melinta in the merger) at a 0.0229 conversion ratio
The weighted-average grant-date per share fair value of options granted under the Melinta 2011 Plan during the years ended December 31, 2018, 2017 and 2016 was $0.00, $1.30, and $2.15, respectively ($0.00, $37.00 and $31.60, respectively, after conversion and re-valuation on November 3, 2017). The total fair value of options that vested under the Melinta 2011 Plan during the years ended December 31, 2018, 2017 and 2016, was approximately $690, $2,900 and $2,300, respectively. The intrinsic value of options exercised in 2018 was not material.
A summary of the stock-option activity under the 2018 Plan is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2017	—
Granted	301,973	32.80
Canceled/expired	(76,650)	37.41
Outstanding - December 31, 2018	225,323	$31.21	9.5	$—
Exercisable - December 31, 2018	14,402	$29.20	8.9	$—
Vested and expected to vest at December 31, 2018	225,323	$31.21	9.5	$—
The weighted-average grant-date per share fair value of options granted under the 2018 Plan during the years ended December 31, 2018, 2017 and 2016 was $27.65, $0.00 and $0.00, respectively. The total fair value of options that vested under the 2018 Plan during the years ended December 31, 2018, 2017 and 2016, was approximately $285, $0 and $0, respectively.
The following table summarizes certain information about all options outstanding as of December 31, 2018:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Remaining Contractual Term (in years)
$10.60 - $25.00	147,720	9.8	5,000	9.8
$25.01 - $50.00	402,896	9.3	18,150	8.5
$50.01 - $75.00	8,004	5.7	7,504	5.6
$75.01 - $100.00	31,826	4.4	28,639	4.0
$100.01 - $125.00	31,569	6.8	17,697	5.6
$125.01 - $1,085.75	74,875	5.0	72,188	4.9
	696,890		149,178
Stock-Based Compensation—We use a Black-Scholes option-pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes option-pricing model requires the use of the subjective assumptions in order to determine the fair value of stock-based awards.
On November 3, 2017, in conjunction with the merger with Cempra, all outstanding options under the Melinta 2011 Plan converted to 732,499 options to purchase common shares of Cempra (re-named Melinta in the merger).  For accounting purposes, this was treated as a modification of the awards, generating a remeasurement of the estimated fair value of all vested and unvested Melinta 2011 Plan outstanding stock awards on the day of the stock conversion. After taking into consideration the terms of the Melinta 2011 Plan, the total remeasured estimated fair value of $2,362 on November 3, 2017, for the vested stock options was immediately recorded as additional stock-based compensation expense in the fourth quarter of 2017, since the options were fully vested and had no future service requirement. The remeasured fair value of the unvested options of $2,476 is being recognized as expense over the remaining service period of each grant.
On November 3, 2017, all outstanding stock options issued under the assumed 2006 Plan and 2011 Incentive Plan were remeasured to estimated fair value on the day assumed by Melinta. The estimated fair value of $2,626 on the day of acquisition of the acquired vested stock options related to prior service periods was recorded as additional purchase price for the acquisition of Cempra (see Note 14). The remeasured fair values will be used to record stock-based compensation expense for the unvested shares over the remaining service period for each grant.
Due to the different remaining contractual terms and remaining vesting periods of outstanding stock options on the day of merger from both the assumed 2011 Incentive Plan and Melinta 2011 Plan, a range of Black-Scholes assumptions were used to estimate the fair value on November 3, 2017.
The range of assumptions used to value stock option grants for all plans—plus the vested stock option grants under the Melinta 2011 Plan which were remeasured on the merger date—were as follows:

	2018	2017	2016
Risk-free interest rate	2.6% - 3.1%	1.8% - 2.1%	1.5%
Weighted-average volatility	84.8% - 85.6%	87.5% - 108.1%	67.1%
Expected term - employee awards (in years)	1.0 - 6.1	3.1 - 6.1	6.0
Forfeiture rate	—%	—%	—%
Dividend yield	0.00%	0.00%	0.00%
The range of assumptions used calculate the estimated value of the acquire vested stock options under the 2006 Plan and the 2011 Equity Plan that was recorded as additional purchase price for the acquisition of Cempra at the merger date were as follows (the wide range of volatility was due to the various remaining expected terms for the options, some of which were less than one year):

November 3, 2017
Risk-free interest rate	1.2% - 2.0%
Weighted-average volatility	51.0% - 147.4%
Expected term - employee awards (in years)	0.2-5.6
Forfeiture rate	0.00%
Dividend yield	0.00%

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

•
Forfeiture Rate—On January 1, 2016, Melinta adopted the guidance in ASU 2016-9, Improvements to Employee Share-Based Payment Accounting, and changed its accounting policy for stock-based compensation to recognize stock option forfeitures as they occur rather than estimating an expected amount of forfeitures.

•	Expected Dividend Yield—We have never declared or paid any cash dividends and do not expect to pay any cash dividends in the foreseeable future.
In 2016 and 2017, Cempra issued time-vested restricted stock units (RSUs) from the 2011 Incentive Plan to certain employees, subject to continuous service with us at the vesting time. When vested, the grants represented the right to be issued the number of shares of our common stock that is equal to the number of RSUs granted. On November 3, 2017, all outstanding RSUs issued under the acquired 2011 Incentive Plan were remeasured to fair value on the day acquired by Melinta. The estimated fair value of $834 on day of acquisition related to the prior service periods for unvested RSUs was recorded as additional purchase price for the acquisition of Cempra (see Note 3). After the merger, certain Cempra employees were terminated. Under their severance agreements and equity award clauses, the vesting of 16,400 RSUs was accelerated on the date of termination. In accordance with ASC 718, $573 of additional compensation expense was recognized in the fourth quarter of 2018, with the accelerated vesting. 12,400 common shares under the accelerated awards were issued in 2018, and 4,000 common shares will be issued in 2019 for the remaining accelerated awards.
A summary of the activity related to our RSUs (except for the inducement grant discussed above) is as follows:

	Number of Restricted Stock Units Outstanding	Weighted Average Fair Value
Balance - November 3, 2017	40,400	$58.25
Vested and issued	(12,400)	58.25
Forfeited	(600)	58.25
Balance - December 31, 2017	27,400	58.25
Granted	10,000	14.00
Vested and issued	(10,920)	58.25
Forfeited	(5,120)	58.25
Balance - December 31, 2018	21,360	32.75
Vested at December 31, 2018	4,000	$58.25
Stock-based compensation reported in our statements of operations was as follows:

	Year Ended December 31,
	2018	2017	2016
Cost of goods sold	$48	$—	$—
Research and development	750	651	1,169
General and administrative	2,667	5,799	1,346
Total	$3,465	$6,450	$2,515
Stock-based compensation expense for our manufacturing-related employees of $209 was capitalized in inventory as a component of overhead expense and recognized as cost of goods sold based on inventory turns. No related tax benefits associated with stock-based compensation expense have been recognized and no related tax benefits have been realized from the exercise of stock options due to our net operating loss carryforwards.
Total aggregate unrecognized stock-based compensation cost under all the plans and inducement grants as of December 31, 2018 and the Melinta 2011 Plan on December 31, 2017, was $9,783 and $4,703, respectively. The unrecognized stock-based compensation as of December 31, 2018, will be recognized over a weighted-average period of 3.4 years.
NOTE 9 – INCOME TAXES
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
The income tax expenses (benefits) from continuing operations are summarized as follows:

	2018	2017
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	(139)	(103)
Deferred	—	—
	(139)	(103)
Total	$(139)	$(103)
The provision for income taxes differs from income taxes computed at the federal statutory tax rates for the years ended December 31, 2018 and 2017, due to the following items (presented as benefits/(expenses)):

	2018	2017
Federal Statutory rate	21.0%	34.0%
State income taxes, net of federal income tax benefit	17.7	0.2
Bargain purchase gain	—	15.9
Transaction cost	—	(2.3)
Interest expense	—	(2.3)
Impact of change in fair value of tranche assets and liabilities	4.4	2.0
Other permanent differences	(0.2)	(2.0)
Federal tax rate change	—	(75.3)
Change in valuation allowance	(14.1)	28.0
Research and development tax credits	1.2	3.3
Prior year adjustment	(1.0)	—
Section 382 adjustment	(28.9)	—
Other	—	(1.3)
Effective income tax rate	0.1%	0.2%
On November 3, 2017, we completed our tax-free merger with Cempra. To reflect the opening balance sheet deferred tax assets and liabilities of Cempra, we recorded a net deferred tax asset of $107,688 offset with valuation allowance of $107,688. (See Note 3 for further information regarding the merger.) During the fourth quarter, we completed a Section 382 study and reduced the opening balance sheet deferred tax assets and liabilities by $101,195 which was offset with a valuation allowance of $101,195 to record the reduction of the tax attributes from the section 382 analysis.

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
During the fourth quarter, we completed accounting for the impact of the Act, and, as a result of purchase accounting adjustments, have recorded $83,007 as an additional income tax expense offset with $83,007 tax benefit from the change in the valuation allowance. The $83,007 of income tax expense included an adjustment of $82,013 related to the reduction of certain tax attributes as a result of the Section 382 analysis completed in 2018.
The tax effects of the temporary differences and net operating losses that give rise to significant portions of deferred tax assets are as follows (in thousands):

	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$94,596	$172,481
Tax credit carryforwards	7,409	24,924
Deferred revenue	—	3,364
Fixed assets	677	593
Stock compensation expense	2,195	2,503
Intangibles	12,026	3,978
Interest expense carryforward	7,617	—
Others	4,273	2,151
Total deferred tax assets	128,793	209,994
Less valuation allowance	(128,793)	(209,994)
Net deferred tax assets	$—	$—

We have established a full valuation allowance because we do not believe that it is more likely than not that we will generate sufficient taxable income to realize the deferred tax assets nor recognize any benefits from our net operating losses, tax credits, and other deferred tax assets. For the year ended December 31, 2018, our valuation allowance increased by $22,443, excluding the deferred tax asset valuation allowance of $101,195 associated with the Cempra opening balance sheet adjustment and $2,449 from the adoption of Topic 606.
We have determined that our ability to utilize our previously generated federal net operating losses and federal tax credits would be limited under Sections 382 and 383 of the Internal Revenue Code (“Section 382”). The limitations under Section 382 apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregated ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). We determined that certain deferred tax assets will be subject to Section 382 limitations due to previous ownership changes, specifically associated with our recapitalization in 2012 and from the November 2017 tax-free merger with Cempra. During the fourth quarter of 2018, we adjusted total Cempra deferred tax assets by $101,195 and recorded a corresponding valuation allowance of $101,195 as a result of Section 382 limitations pursuant to the study performed. Also during the fourth quarter of 2018, we adjusted total Melinta deferred tax assets by $26,126 and recorded a corresponding valuation allowance of $26,126 as a result of Section 382 limitations pursuant to the study performed.
As of December 31, 2018, we had approximately $267,597 of gross Federal net operating loss carryforwards and $7,409 in tax credit carryforwards that are available to offset taxable income in the future. The tax credit carryforwards will begin to expire in 2037. The federal net operating loss carryforwards begin to expire in 2020. State net operating loss carryforwards and tax credit carryforwards, on a tax-effected basis and net of federal tax benefits, are $38,401 and $5,010, respectively. The state net operating loss carryforwards begin to expire in 2020.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  With few exceptions, the major jurisdictions subject to examination by the relevant tax authorities, and open tax years, stated as the Company's fiscal years, are as follows:

Jurisdiction	Open Tax Years
U.S. Federal	2015 - 2017
U.S. State	2014 - 2017

ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized.
As of December 31, 2018, we did not have any unrecognized tax benefits. To the extent penalties and interest would be assessed on any underpayment of income tax, our policy is that such amounts would be accrued and classified as a component of income tax expense in the financial statements. To date, we have not recorded any such interest or penalties.
NOTE 10 – COMMITMENTS AND CONTINGENCIES
Operating Leases
We are a lessee under lease agreements, as follows:

•	a lease for our principal research facility at 300 George Street, New Haven, Connecticut, that expires in August 2021;

•	a lease for our administrative facility at 300 Tri-State International, Lincolnshire, Illinois, that expires in March 2022;

•	A lease for our administrative office at 44 Whippany Road, Morristown, New Jersey, that expires in February 2024; and

•
three leases for our office facilities at 6320 Quadrangle Drive, Chapel Hill, North Carolina, the last of which expires in March 2021. One of the spaces under lease in Chapel Hill has been sub-leased through the termination date of the lease, March 2021.

The terms of the Connecticut lease provide for even rental payments over the life of the lease; the terms of the other leases provide for rental payments on a graduated scale. We are required to pay a proportionate share of building operating expenses for all locations. We recognize rent expense on a straight-line basis over the noncancelable lease term of each lease.
We also lease vehicles for many of our field-based employees, principally sales representatives. At December 31, 2018, we had approximately 210 leased vehicles.
Rent expense under operating leases for facilities, vehicles and equipment was $1,747, $907 and $690 for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, minimum operating lease payments under noncancelable leases (as amended) were as follows:

Amounts
2019	$2,796
2020	2,710
2021	2,327
2022	1,233
2023 and thereafter	886
Total future minimum payments *	$9,952
*Minimum payments have not been reduced by minimum sublease rentals of $271 due in the future under noncancelable subleases
In May 2017, we entered into a master fleet agreement with Automotive Rentals, Inc. (“ARI”) under which we lease vehicles for certain field-based employees. Under the master fleet agreement, each vehicle is leased under a separate lease agreement for a term of up to four years. All other terms of the individual leases are essentially identical. In connection with the fleet agreement, in June 2017, we issued to ARI a $200 letter of credit, which auto-renews annually. As of December 31, 2018, we had vehicles under lease with annual minimum lease payments totaling approximately $1,091. We have determined that these vehicle leases are operating leases under current U. S. GAAP because (i) we have no right to purchase the vehicles at any time, (ii) the future minimum lease payments are less than 90% of the fair value of the vehicles at the time of lease and (iii) our use of the vehicles does not exceed 75% of the vehicles useful lives. Accordingly, we are recognizing the lease payments as expense as incurred.
License Agreements with Future Payments
We are parties to several license agreements, under which we will be required to make payments based on the achievement of agreed-upon milestones or circumstances. As of December 31, 2018, we were not obligated to make any of the future payments discussed below.
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
Wakunaga Pharmaceutical Co., Ltd. In May 2006, we and Wakunaga executed a license agreement under which we acquired rights to certain patents, patent applications, and other intellectual property related to Baxdela. To date, we have made $11,600 of nonrefundable payments to Wakunaga. Under the license, we have the right to grant sublicenses, although Wakunaga is entitled to a substantial portion of non-royalty income received from a sublicense of the Wakunaga technology. Pursuant to an amendment of the license agreement in November 2012, and later amended in May 2017, the future payments under the license agreement were adjusted. The license agreement, as amended, provided for potential additional future payments of up to $9,000 to Wakunaga upon the achievement of specified development and regulatory milestones, in addition to potential future sales milestone payments, and tiered royalty payments in the single digits on net sales, if any, of the licensed product. Of the $9,000, we paid Wakunaga $1,590 in March 2017 in connection with our license and collaboration agreement with Menarini (see Note 5) and we owed $6,000 in June 2017 in connection with the FDA approval of Baxdela, of which we paid $4,000 in 2017; the remaining $2,000 was paid in June 2018. In addition, we have paid Wakunaga $200 in connection with licensing and milestone payments we received from Eurofarma. Wakunaga has certain termination rights, should we fail to perform our obligations under the agreement, we become subject to bankruptcy or similar events, or our business is transferred or sold and the successor requires us to terminate a substantial part of our development activities under the agreement. We have the right to terminate the license for cause upon six months’ written notice to Wakunaga. Unless earlier terminated, the license agreement will continue in effect on a country-by-country and product‑by‑product basis until we is no longer required to pay any royalties, which is the later of the date the manufacture, use or sale of a licensed product in a country is no longer covered by a valid patent claim, or a specified number of years following the first commercial sale in such country. The remaining $1,210 of license payments became due when Eurofarma received approval to market Baxdela in Argentina. The payment has been recorded in accrued liabilities as of December 31, 2018, and paid in the first quarter of 2019.

CyDex Pharmaceuticals, Inc. In November 2010, we entered into a license and supply agreement with CyDex Pharmaceuticals, Inc. (now a wholly-owned subsidiary of Ligand Pharmaceuticals Incorporated, both hereafter referred to as Ligand) under which we obtained an exclusive right, under certain patents and patent applications, to use Ligand’s beta sulfobutyl cyclodextrin, Captisol, in our development and commercialization of a Baxdela product. In addition, under the terms of the license agreement, we obtained a nonexclusive license to Ligand’s Captisol data package. Upon entering into the license agreement, we made a nonrefundable payment of $300 to Ligand. In January 2011, May 2013, October 2016 and July 2017, we made milestone payments to Ligand under the agreement of $150, $500, $1,500 and $1,500, respectively. We are obligated to certain diligence requirements and have the right to grant sublicenses to third parties. The license agreement provides for payments of up to $600 to Ligand upon the achievement of future development and commercial milestones, and obligations to make percentage royalty payments in the single digits based on net sales, if any, of the licensed product. Additionally, we have agreed to purchase our requirements of Captisol from Ligand for use in a Baxdela product, with pricing established pursuant to a tiered pricing schedule. Ligand has certain rights to terminate the agreement following a cure period, should we fail to perform our obligations under the agreement. In addition, Ligand may terminate the agreement immediately if we fail to pay milestones or royalties due under the agreement or if we become subject to bankruptcy or similar events. We have the right to terminate the license upon 90 days’ written notice to Ligand. Unless earlier terminated, the agreement will continue in effect until the expiration of our obligation to pay royalties. Such obligation expires, on a country-by-country basis, over a specified number of years following the expiration date of the last valid claim of a licensed product in the country of sale; if there has never been a valid claim of a licensed product in the country of sale, then such number of years after the first sale of the licensed product in such country.
Radezolid. In December 2014, we entered into a license agreement with a contract research organization (“CRO”) for the development and commercialization of Radezolid in topical formulations for a variety of dermatological indications. Melinta retains the option to co-develop or fully regain rights to Radezolid upon completion of specific development milestones. In March 2016 and February 2017, we paid milestones totaling $900 and $450, respectively, to the CRO under this license agreement, which was recorded as an expense when paid. In addition, in 2017 we agreed to reimburse the CRO up to $250 of certain development expenses, of which we have paid $154 through December 31, 2018.
Commitments Assumed in the Merger with Cempra, Inc.
Optimer Pharmaceuticals, Inc. (now owned by Merck). In March 2006, Cempra entered into a Collaborative Research and Development and License Agreement with Optimer, a biotechnology company focused on discovering, developing and commercializing innovative anti-infective products. Under this agreement, we obtained access to a library of over 500 macrolide compounds, including solithromycin. Optimer was acquired by Cubist in October 2013, which in turn was acquired by Merck in 2015.  Optimer granted us an exclusive license to these compounds in all countries of the world except the member-nations of the Association of Southeast Asian Nations (“ASEAN”)—which are Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar (Burma), the Philippines, Singapore, Thailand and Vietnam—with the right to sublicense, under Optimer’s patents and know-how related to certain macrolide and ketolide antibiotics and related proprietary technology. The exclusivity of our license is potentially subject to the U.S. government’s right to obtain a non-exclusive, irrevocable, royalty-free, paid-up right to practice and have practiced certain patents worldwide. As partial consideration for granting us such license, we issued shares of our common stock to Optimer. We also have an obligation to make additional payments upon achievement of specified development, regulatory and commercialization milestones. The aggregate amount of such milestone payments we may need to pay is based in part on the number of products developed under the agreement. The aggregate amount would be $27,500 if four products are developed and gain FDA approval. Additional limited milestone payments would be due if we develop more than four products. In July 2010 and July 2012, Cempra made $500 and $1,000 milestone payments, respectively, to Optimer after our successful completion of the Phase 1 and Phase 2 trials for oral solithromycin. If we decide to pursue further development of solithromycin, we will owe a milestone payment of $9,500 upon FDA approval of solithromycin. We are also obligated to make tiered, mid-single-digit royalty payments to Optimer based on annual net sales of licensed products outside the ASEAN countries, which royalties are subject to reduction in the event additional licenses are obtained from third parties in order to practice our rights under the agreement and/or we are required to grant a compulsory license to a third party.
The agreement also includes the grant of an exclusive license to Optimer and its affiliates, with rights of sublicense, under our patents and other intellectual property in any products covered by the agreement to permit Optimer to develop and/or commercialize such products in ASEAN countries. In consideration of such license, Optimer will pay us $1,000 in milestone payments for the first two products that receive regulatory approval or have a first commercial sale in any ASEAN country, as well as tiered, mid-single-digit royalty payments based on net sales of such products, which royalties are subject to reduction in the event additional licenses are obtained from third parties in order to practice Optimer’s rights under the agreement and/or Optimer is required to grant a compulsory license to a third party. The agreement also included a collaborative research program, to be performed by the parties, which was completed on March 31, 2008.
Subject to certain exceptions, on a country-by-country and product-by-product basis, a party’s rights and obligations under the agreement continue until the later of: (i) the expiration of the last to expire patent rights of a covered product in the applicable country or (ii) 10 years from the first commercial sale of a covered product in the applicable country. As a result, the final expiration date of the Optimer license is indeterminable until the last such patents issue and results of potential patent extensions are known, or each of the first commercial sales are made, as applicable. Upon expiration of the agreement with respect to a particular product and country, the licenses granted in the agreement with respect to such product and country will remain in effect and convert to a perpetual, unrestricted, fully-paid, royalty-free, worldwide license. Either party may terminate the agreement (i) in the event of a material breach by the other party, subject to prior notice and the opportunity to cure, (ii) in the event the other party fails to use diligent efforts to develop and commercialize products in its respective territory, or if the other party makes a determination not to develop and commercialize at least one product under the agreement, or (iii) in the event of the other party’s bankruptcy. In the case of these terminations, the terminating party can elect that all licenses granted by the other party survive, subject to continuing royalty, payment and other obligations. Additionally, either party may terminate the agreement for any reason upon 30 days’ prior written notice, in which case the non-terminating party can elect that all licenses granted by the other party survive, subject to continuing royalty, payment, and other obligations.
The Scripps Research Institute. Effective June 12, 2012, Cempra entered into a license agreement with The Scripps Research Institute (“TSRI”), whereby TSRI licensed rights to us, with rights of sublicense, to make, use, sell, and import products for human or animal therapeutic use that use or incorporate one or more macrolides as an active pharmaceutical ingredient and is covered by certain patent rights owned by TSRI claiming technology related to copper-catalyzed ligation of azides and acetylenes. The rights licensed to us are exclusive as to the People’s Republic of China (excluding Hong Kong), South Korea and Australia, and are non-exclusive in all other countries worldwide, except ASEAN, which are not included in the territory of the license. Under the terms of the agreement with TSRI, Cempra paid a one-time only, non-refundable license issue fee in the amount of $350 which was charged to research and development expense in the second quarter of 2012. Our rights under the agreement are subject to certain customary rights of the U.S. government that arise or result from TSRI’s receipt of research support from the U.S. government.
Cempra was also obligated to pay annual maintenance fees to TSRI in the amount of (i) $50 each year for the first three years (beginning on the first anniversary of the agreement), and (ii) $85 each year thereafter (beginning on the fourth anniversary of the agreement). Each calendar year’s annual maintenance fees will be credited against sales royalties due under the agreement for such calendar year. Under the terms of the agreement, we must pay TSRI low single-digit percentage royalties on the net sales of the products covered by the TSRI patents for the life of the TSRI patents, a low single-digit percentage of non-royalty sublicensing revenue received with respect to countries in the nonexclusive territory and a mid-single-digit percentage of sublicensing revenue received with respect to countries in the exclusive territory, with the sublicensing revenue royalty in the exclusive territory and the sales royalties subject to certain reductions under certain circumstances. TSRI is eligible to receive milestone payments of up to $1,100 with respect to regulatory approval in the exclusive territory and first commercial sale, in each of the exclusive territory and nonexclusive territory, of the first licensed product to achieve those milestones that is based upon each macrolide covered by the licensed patents. Each milestone is payable once per each macrolide. Each milestone payment made to TSRI with respect to a particular milestone will be creditable against any payment due to TSRI with respect to any sublicense revenues received in connection with the achievement of such milestone. Pursuant to the terms of the Optimer Agreement, any payments made to TSRI under this license for territories subject to the Optimer Agreement can be deducted from any sales-based royalty payments due under the Optimer Agreement up to a certain percentage reduction of the royalties due to Optimer.
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

The agreement is a cost-plus fixed fee development contract, with a base performance segment valued at approximately $18,700, and four optional work segments that BARDA may request in its sole discretion. If all 4 option segments are requested, the cumulative value of the agreement would be approximately $68,200 and the estimated period of performance would be until approximately May 2018. Three of the options are cost plus fixed fee arrangements, and one option is a cost sharing arrangement for which we are responsible for a designated portion of the costs associated with that work segment. The period of performance for the base performance segment was May 2013 through February 2016.
BARDA exercised the second option in November 2014.  The value of the second option work segment is approximately $16,000 and the period of performance was November 2014 through April 2017. In February 2016, BARDA exercised the third option work segment of the agreement, which is intended to fund a Phase 2/3 study of intravenous, oral capsule and oral suspension formulations of solithromycin in pediatric patients from two months old to 17 years with CABP. This option is a cost sharing arrangement under which BARDA will contribute $25,500 and we will be responsible for an additional designated portion of the costs associated with the work segment. In September 2016, the contract was modified to increase the third option work segment by $8,000 for increased manufacturing work related to the development of a second supply source for solithromycin. The amendment raises the value of the third option work segment to approximately $33,500.
In the first quarter of 2018, we agreed with BARDA to terminate the agreement and wind down the study of solithromycin. We continued to incur expenses--and receive BARDA grant income--into the fourth quarter of 2018, when the study and BARDA both terminated.
Toyama Chemical Co., Ltd. Under our agreement with Optimer, we have global rights (other than ASEAN countries) to solithromycin. In May 2013, Cempra entered into a license agreement with Toyama whereby it licensed to Toyama the exclusive right, with the right to sublicense, to make, use and sell any product in Japan that incorporates solithromycin as its sole API for human therapeutic uses, other than for ophthalmic indications or any condition, disease or affliction of the ophthalmic tissues. Toyama also has a nonexclusive license in Japan and certain other countries, with the right to sublicense, to manufacture or have manufactured API for solithromycin for use in manufacturing such products, subject to limitations and obligations of the concurrently executed supply agreement discussed below. Toyama has granted us certain rights to intellectual property generated by Toyama under the license agreement with respect to solithromycin or licensed products for use with such products outside Japan or with other solithromycin-based products inside or outside Japan. Toyama has successfully completed a Phase 1 trial in healthy Japanese volunteers, a Phase 1 trial to measure solithromycin levels in the upper respiratory tract, and a Phase 2trial in CABP. In December 2016, Toyama initiated Phase 3 trials in patients infected with CABP and other respiratory infections. Toyama and we are sharing the results of our respective development activities.
As consideration for the execution of the license agreement, Toyama paid us an upfront payment of $10,000. Toyama is also obligated to pay us up to an aggregate of $60,000 in milestone payments, depending on the achievement of various regulatory, patent, development and commercial milestones. The first of these milestones was achieved in the third quarter of 2014 for which Cempra received a payment of $10,000 from Toyama. In March 2015, Cempra recognized a $10,000 milestone from Toyama based on the Japan Patent Office issuing a Decision of Allowance for our patent covering certain crystal forms of solithromycin in Japan, which payment was received in April 2015. In October 2016, Cempra received a $10,000 milestone payment when Toyama decided to progress to Phase 3 studies. Under the terms of the license agreement, Toyama must also pay us a royalty equal to a low-to-high first double decimal digit percentage of net sales, subject to downward adjustment in certain circumstances.
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
On September 26, 2018, Cempra Pharmaceuticals, Inc. (“CPI”), a wholly-owned subsidiary of Melinta and Toyama entered into the following agreements related to the development of solithromycin : (i) Amendment No. 2 to the Exclusive License and Development Agreement, dated as of May 8, 2013 and amended as of September 26, 2013, by and between CPI and Toyama, (ii) Amendment to the Quality Agreement effective as of February 1, 2017 by and among CPI, Fujifilm Finechemicals Co., Ltd. (“FFFC,” now known as Fujifilm Wako Pure Chemical Corporation (“FFWK”), and Toyama, and (iii) Agreement to Assign the API Manufacturing and Supply Agreement, entered into as of December 16, 2015, by and between CPI and FFFC. In addition, the parties terminated the Supply Agreement between CPI and Toyama dated May 8, 2013, which related to supply of the active pharmaceutical ingredient used in the manufacture of solithromycin (“API”) and clinical supply. These agreements are referred to collectively as the "Amended Toyama Arrangement."
Under the terms of the Amended Toyama Arrangement, CPI is legally relieved of all obligations related to the supply of API or clinical supply to Toyama, which resulted in the extinguishment of the $5,330 long-term liability, representing the fair value of the loss contract upon our merger with Cempra in November 2017. We recognized this gain in other income in the statement of operations in September 2018. In consideration for this relief, Cempra granted Toyama the right to manufacture and procure such API and clinical supply, and forfeited rights to all future milestone payments related to Toyama’s development of solithromycin in Japan. In addition, Melinta will be entitled to receive royalties on sales of solithromycin by Toyama if and when the product receives regulatory approval in Japan, at a rate generally between 4% and 6% of net sales. The amended terms have been treated as a contract modification, and under the sales- or usage- based royalty exception in Topic 606, we do not estimate variable consideration from future royalties. As such, we will not recognize royalty revenue under this arrangement until the future sales occur and royalties are earned.
FUJIFILM Finechemicals Co., Ltd. In January 2016, Cempra entered into a supply agreement with FUJIFILM Finechemicals Co., Ltd., which is intended to provide us with solithromycin in sufficient quantities and at reasonable prices to ensure we meet our obligation to Toyama under the supply agreement. We may be subject to a minimum purchase obligation for a designated number of years in the event of the successful completion of a manufacturing facility to be built and validation studies to be conducted by FFFC that could run to $80,000 in the aggregate, which expense would be reduced by any supply sold to Toyama. The agreement’s initial term runs until December 16, 2025. After the end of the initial term, and at the end of each year thereafter, the term will automatically extend for an additional year unless either party gives written notice to the other of its intent to terminate within a designated period of time prior to the expiration of the term, in which case the agreement will terminate at the end of such term. The parties may at any time terminate the agreement by mutual written consent. Each party has the right to terminate the agreement immediately if there is a product failure, the other party becomes involved in bankruptcy, insolvency or similar proceedings or materially breaches the agreement and such breach remains uncured for a period of time following notice of the breach. A violation by us of the minimum purchase obligation is considered a material breach. We have the right to terminate the agreement upon written notice if there is a supply failure. We also may terminate in the event that FFFC cannot provide us with solithromycin for more than a designated period of time. Upon termination, any unfulfilled binding portion of the forecast must be delivered by FFFC and paid for by us. We also may elect to purchase the remaining inventory of FFFC’s solithromycin and any remaining raw materials. If FFFC terminates the agreement for a material breach by us and, prior to such termination, (i) FFFC has constructed a facility in Japan for the primary purpose of manufacturing API for us under the agreement and (ii) such facility is completed and fully operational and qualified for the manufacture of API for delivery thereunder, then, except to the extent otherwise agreed to by the parties, we may be subject to declining penalties that could aggregate as much as $17,500.
As stated above, on September 26, 2018, we entered into a series of agreements, including one with FFFC, which assigned our rights and obligations under the supply agreement to Toyama. We have no further obligations or commercial relationship with FFFC.
All payments made under these license agreements have been expensed as research and development expenses in our statements of operations.
Contingencies

As discussed in Note 14, on November 3, 2017, Melinta merged with Cempra, Inc. in a business combination. Prior to the merger, on November 4, 2016, a securities class action lawsuit was commenced in the United States District Court, Middle District of North Carolina, Durham Division, naming Cempra, Inc. (now known as Melinta Therapeutics, Inc.) (for purposes of this Contingencies section, “Cempra”) and certain of Cempra’s officers as defendants.  Two substantially similar lawsuits were filed in the United States District Court, Middle District of North Carolina on November 22, 2016, and December 30, 2016, respectively. Pursuant to the Private Securities Litigation Reform Act, on July 6, 2017, the court consolidated the three lawsuits into a single action and appointed a lead plaintiff and co-lead counsel in the consolidated case. On August 16, 2017, the plaintiff filed a consolidated amended complaint.  Plaintiff alleged violations of the Securities Exchange Act of 1934 (the “Exchange Act”) in connection with allegedly false and misleading statements made by the defendants between July 7, 2015 and November 4, 2016 (the “Class Period”). Plaintiff sought to represent a class comprised of purchasers of Cempra’s common stock during the Class Period and sought damages, costs and expenses and such other relief as determined by the court. On September 29, 2017, the defendants filed a motion to dismiss the consolidated amended complaint. After the motion to dismiss was fully briefed, the court heard oral arguments on July 24, 2018. On October 26, 2018, the court granted Defendants' motion to dismiss and dismissed the plaintiff's consolidated amended complaint in its entirety. On November 21, 2018, the plaintiff filed its notice of appeal, and on December 20, 2018, the Fourth Circuit entered its briefing schedule. The appellant filed its brief on January 28, 2019 and the appellee filed its response brief on February 27, 2019. The appellant's reply brief is due on March 20, 2019. Cempra believes it has meritorious defenses and intends to defend the lawsuit vigorously. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.
On December 21, 2016, a shareholder derivative lawsuit was commenced in the North Carolina Durham County Superior Court, naming certain of Cempra’s  former and current officers and directors as defendants and Cempra as a nominal defendant, and asserting claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and corporate waste (the “December 2016 Action”). A substantially similar lawsuit was filed in the North Carolina Durham County Superior Court on February 16, 2017 (the “February 2017 Action”). The complaints are based on similar allegations as asserted in the securities lawsuits described above, and seek unspecified damages and attorneys’ fees. Both cases were served and transferred to the North Carolina Business Court as mandatory complex business cases. The Business Court consolidated the February 2017 Action into the December 2016 Action and appointed counsel for the plaintiff in the December 2016 Action as lead counsel. On July 6, 2017, the court stayed the action pending resolution of the putative securities class action. That stay was then lifted. The plaintiff filed an amended complaint on December 29, 2017, and was required to file a further amended complaint by February 6, 2018. On February 6, 2018, the plaintiff filed his second amended complaint. On March 8, 2018, defendants filed their motion to dismiss or, in the alternative, stay plaintiff’s second amended complaint. On April 9, 2018, plaintiff filed his opposition to defendants’ motion. Defendants’ filed their reply on April 26, 2018. On June 27, 2018, the parties filed a joint stipulation and consent order to stay the case until (1) 30 days after a final order dismissing the putative securities class action appeal with prejudice is entered; or (2) the parties file a joint stipulation to terminate the stay in the event that a plaintiff in a subsequently filed derivative action makes similar allegations and does not agree to stay the proceedings on substantially the same terms. On June 29, 2018, the court entered an order staying the case pursuant to the joint stipulation, which expired by its term following entry of the court’s dismissal order in the above putative securities class action. On November 29, 2018, the parties filed a second joint stipulation to continue the stay until (1) 30 days after the putative securities class action appeal and any appeals therefrom have been resolved; or (2) the parties file a joint stipulation to terminate the stay in the event that a plaintiff in a subsequently filed derivative action makes similar allegations and does not agree to a stay of proceedings on substantially the same terms. On November 30, 2018, the court entered an order staying the case pursuant to the second joint stipulation. Cempra believes it has meritorious defenses and intends to defend the lawsuit vigorously. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.
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
On July 31, 2017, a shareholder derivative lawsuit was commenced in the Court of Chancery of the State of Delaware, naming certain of Cempra’s former and current officers and directors as defendants and Cempra as nominal defendant, and asserting claims for breach of fiduciary duty, unjust enrichment, and corporate waste. The complaint is based on similar allegations as asserted in the putative securities class action described above, and seeks unspecified damages and attorneys’ fees. On October 23, 2017, the defendants filed a motion to dismiss or, in the alternative, stay, the complaint, which was supported by an opening brief filed on November 9, 2017. On January 8, 2018, the plaintiff filed his answering brief in opposition to the defendants’ motion.  The defendants filed their reply in support of their motion on February 7, 2018.  On June 18, 2018, the parties filed a joint letter (1) indicating they have agreed to stay the case until the pending motion to dismiss in the November 4, 2016 consolidated federal securities action pending in the United States District Court, Middle District of North Carolina, Durham Division is decided; and (2) requesting that the June 22, 2018 oral argument scheduled for defendants’ motion to dismiss be canceled. On June 27, 2018, the parties filed a stipulation and proposed order to stay the case until (1) 30 days after a final order dismissing the November 4, 2016, consolidated federal securities action pending in the United States District Court, Middle District of North Carolina, Durham Division with prejudice is entered; or (2) the parties file a joint stipulation to terminate the stay in the event that a plaintiff in a subsequently filed derivative action makes similar allegations and does not agree to stay the proceedings on substantially the same terms. On June 28, 2018, the court granted the proposed order and stayed the case on such terms. On November 28, 2018, the parties filed a joint stipulation agreeing to stay the case, including all discovery, until (1) 30 days after the appeal for the November 4, 2016 consolidated federal securities action pending in the United States District Court, Middle District of North Carolina, Durham Division, and any appeals therefrom, was resolved or (2) the parties file a joint stipulation to terminate the stay in the event that a plaintiff in a subsequently filed derivative action makes similar allegations and does not agree to a stay of proceedings on substantially the same terms. On November 30, 2018, the court stayed the case pursuant to the joint stipulation. Cempra believes it has meritorious defenses and intends to defend the lawsuit vigorously. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.
On September 15, 2017, a shareholder derivative lawsuit was commenced in the United States District Court for the Middle District of North Carolina, Durham Division, naming certain of Cempra’s former and current officers and directors as defendants and Cempra as nominal defendant, and asserting claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste, and violation of Section 14(a) of the Exchange Act. The complaint is based on similar allegations as asserted in the putative securities class action described above, and seeks unspecified damages and attorneys’ fees. On December 1, 2017, the parties filed a joint motion seeking to stay the shareholder derivative lawsuit pending resolution of the putative securities class action, which stipulation was ordered by the court on December 11, 2017. On December 11, 2018, the parties filed a joint status report indicating that they believe the action remains stayed pending the outcome of the putative securities class action. Cempra believes it has meritorious defenses and intends to defend the lawsuit vigorously. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.
On September 27, 2017, and October 6, 2017, putative class action complaints were filed against Cempra, members of its board of directors and Melinta Therapeutics, Inc. (now known as Melinta Subsidiary Corp.) (for the purposes of this Contingencies section, “Melinta”) on behalf of the public stockholders of Cempra in the United States District Court for the Middle District of North Carolina. The complaints allege that the preliminary proxy statement issued in connection with the proposed merger between Cempra and Melinta omitted material information in violation of Sections 14(a) and 20(a) of the Exchange Act, rendering the preliminary proxy statement false and misleading. On February 7, 2018, the plaintiffs and the defendants executed a settlement agreement that resolved plaintiffs’ claims with prejudice as to the named plaintiffs and without prejudice to any other member of the putative class. Defendants agreed to pay attorneys’ fees of $263 in connection with settlement of the actions, which was paid in early 2018.
On December 3, 2018, James Naples, a purported Company shareholder, filed a putative class action suit against the Company and its Board of Directors in the Court of Chancery of the State of Delaware, alleging that the Board had breached its fiduciary duties related to a proposed, and subsequently abandoned, $75,000 common stock financing that was contemplated with affiliates of Vatera Holdings LLC.  The suit alleged that the Board of Directors breached its fiduciary duties by, among other things, failing to disclose all material information to Company shareholders.  The suit sought, among other things, to enjoin the shareholder vote on the financing proposal until additional disclosures were issued.  On February 27, 2019, the suit was voluntarily dismissed with prejudice as moot, though the court has retained jurisdiction solely for the purpose of adjudicating a claim by the plaintiff for attorneys' fees and expenses, if one is submitted.
On December 18, 2018, we filed a complaint in the Court of Chancery of the State of Delaware against Medicines for breach of contract claim and fraud arising from the Purchase and Sale Agreement (“Purchase Agreement”), dated November 28, 2017, pursuant to which we acquired the Infectious Disease Businesses from Medicines.  In the complaint, we alleged claims for damages of at least $68.3 million.  On December 28, 2018, we received a letter from Medicines demanding the payment of Milestone No. 4 under the Agreement and Plan of Merger, dated as of December 3, 2013, among Medicines, Rempex Pharmaceuticals, Inc. and the other parties thereto, in the amount of $30,000 (a milestone which the Company had assumed as an “Assumed Liability” under the Purchase Agreement).  On January 7, 2019, we notified Medicines that we would not be making the Milestone No. 4 payment in the amount of $30,000, or the First Deferred Payment in the amount of $25,000 under the Purchase Agreement, because the Company had asserted claims in the litigation in excess of these amounts. On January 9, 2019, Medicines filed a motion to dismiss our claims.
Other than as described above, we are not a party to any legal proceedings and we are not aware of any claims or actions pending or threatened against us. In the future, we might from time to time become involved in litigation relating to claims arising from our ordinary course of business.

NOTE 11 – BENEFIT PLAN
We have a 401(k) Plan in which all of our employees are eligible to participate. Each year, we may, but are not required to, make matching contributions to the 401(k) Plan. For the years ended December 31, 2018, 2017 and 2016, we made matching contributions to the 401(k) Plan of $1,961, $475 and $306, respectively.
NOTE 12 – RELATED PARTY TRANSACTIONS
We use various software tools in the research and development discovery process. These tools are licensed at market rates from a company owned by Dr. William Jorgensen. Dr. Jorgensen is a founder of the Company and is the spouse of our Chief Scientific Officer. Total fees paid to Dr. Jorgensen’s company were $40, $40 and $43 for the years ended December 31, 2018 and 2017 and 2016, respectively.
Dr. Thomas Koestler was our non-executive Chairman of the Board prior to the merger with Cempra, continues to serve on our board of directors and is a consultant to our largest investor, Vatera Healthcare Partners LLC. Dr. Koestler received compensation for his role in the amount of $58 and $126 for the years ended December 31, 2018 and 2017, respectively. In addition, during the years ended December 31, 2018 and 2017, we granted options to purchase 6,820 and 333 shares, respectively, with exercise prices of $37.25 and $104.85, respectively. In 2018 and 2017, we recorded $73 and $151, respectively, of share-based compensation related to these options. Dr. Koestler stepped down as Chairman of the Board in November 2017, in conjunction with the merger with Cempra, but remains on our board as a director.
Vatera is a significant investor in the company. Kevin Ferro, one of our directors and chairman of the Board, serves as the chief executive officer and managing member of Vatera Capital Management LLC, the current manager of Vatera Healthcare Partners LLC, and Dr. Koestler, one of our directors, serves as a consultant to Vatera Healthcare Partners LLC. On December 31, 2018, we entered into a Senior Subordinated Convertible Loan Agreement (the “Loan Agreement”) with Vatera pursuant to which Vatera committed to provide $135,000 over a period of five months, subject to the satisfaction of certain conditions (see Note 4 to the consolidated financial statements). This agreement was approved by shareholders at a Special Meeting held on February 19, 2019. On February 22, 2019, we drew $75,000 in the first tranche of the Loan Agreement.

NOTE 13 – SELECTED QUARTERLY DATA (Unaudited)

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	$14,841	$12,022	$34,078	$35,489
Operating expenses:
Cost of goods sold	7,686	10,989	13,393	8,989
Research and development	16,129	15,813	13,065	10,402
Goodwill impairment	—	—	—	25,088
Selling, general and administrative	34,624	34,946	34,287	29,455
Loss from operations	(43,598)	(49,726)	(26,667)	(38,445)
Total Other Income (Expense), net	14,166	(6,054)	(1,193)	(5,675)
Net loss	$(29,432)	$(55,780)	$(27,860)	$(44,120)
Accretion of preferred dividends	—	—	—	—
Net loss available to shareholders	$(29,432)	$(55,780)	$(27,860)	$(44,120)
Net loss per share - basic and diluted	$(4.76)	$(6.92)	$(2.49)	$(3.94)
Weighted average shares used in calculating basic and diluted net loss per share	6,184	8,059	11,203	11,204

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue	$22,463	$3,979	$3,191	$4,231
Operating expenses:
Research and development	12,917	14,075	10,884	11,599
Selling, general and administrative	7,973	7,699	10,304	37,349
Loss from operations	1,573	(17,795)	(17,997)	(44,717)
Total Other (Income) Expense, net	1,647	2,631	1,639	(25,937)
Net loss	$(74)	$(20,426)	$(19,636)	$(18,780)
Accretion of preferred dividends	(5,720)	(5,721)	(5,720)	(2,098)
Net loss available to shareholders	$(5,794)	$(26,147)	$(25,356)	$(20,878)
Net loss per share - basic and diluted	$(1,040.78)	$(4,420.46)	$(4,286.73)	$(7.40)
Weighted average shares used in calculating basic and diluted net loss per share	6	6	6	2,821

NOTE 14 – BUSINESS COMBINATIONS
Acquisition of the Infectious Disease Business
On January 5, 2018, we completed the acquisition of the IDB, in which we acquired a group of antibiotic drug products and certain other assets from Medicines, including 100% of the capital stock of certain subsidiaries and the pharmaceutical products containing (i) meropenem and vaborbactam as the active pharmaceutical ingredient and distributed under the brand name Vabomere, (ii) oritavancin as the active pharmaceutical ingredient and distributed under the brand name Orbactiv and (iii) minocycline as the active pharmaceutical ingredient and distributed under the brand name Minocin for injection and line extensions of such products. The integration of the acquired products within our existing portfolio further strengthens our ability to serve the needs of providers treating patients with serious bacterial infections across the healthcare delivery continuum. In addition to the products acquired in the IDB transaction, we hired approximately 135 individuals from Medicines to our team. The new team members bring with them significant experience specific to infectious diseases and better position us to effectively execute our commercial and other activities.
The acquisition was financed using borrowings under the Deerfield Facility and additional equity financing from existing and new investors. See Note 4 for further information regarding these financing arrangements. Expenses related to legal and other services in connection with the IDB acquisition were $2,339 and $2,617 in the years ended December 31, 2018 and 2017, respectively. The expenses incurred in the year ended December 31, 2018, included 1,320 related to certain transition services that Medicines agreed to provide to us to facilitate transition and integration of the IDB. The transition services included the temporary provision of facilities and equipment for newly hired personnel, assistance with finance functions and support in connection with the transition of the supply, sale and distribution of the products to our third-party logistics provider. The transition services were substantially complete at the end of 2018.
The consideration paid to Medicines consisted of a cash payment of $166,383 and 662,740 shares of our common stock, which was calculated by dividing $50,000 by $75.45, representing 90% of the volume weighted average price of the common stock for the trailing ten trading day period ending three trading days prior to the closing date. In addition, subject to the terms and conditions of the IDB purchase agreement, we are required to make two additional payments of $25,000 on each of the twelve and eighteen-month anniversaries of the closing date (January and July 2019, respectively), and we will pay royalties to Medicines on certain net sales of the acquired antibiotic products.
The purchase price, including non-cash consideration, for the acquisition of IDB is as follows (except for the initial cash payment, these items have been treated as non-cash investing activity in the condensed consolidated statement of cash flows, and will be treated as financing activity when the remaining items are paid in cash):

•	Cash of $166,383, including a net working capital adjustment of $1,383;

•	Common stock of $54,510;

•	Deferred consideration of $38,541, representing the present value of two payments of $25,000 each due in January and July 2019; and

•	Contingent consideration of $12,271, representing the fair value of sales-based royalty payments.
We recorded the contingent consideration related to the sales-based royalty payments at fair value, and, during 2018, we were accreting the amount to the estimated aggregate amounts payable to Medicines, $354,000, based on an effective interest of rate of 49%, which is in line with the effective interest rate, 43%, used to accrete the royalty liability associated with the Deerfield Facility. During the year ended December 31, 2018, we recorded $6,544, respectively, of non-cash interest expense related to the accretion of the fair value of sales-based royalty payments. As of December 31, 2018, $2,784 of the royalty liability is currently due and has been reclassified out of current deferred purchase price and recorded either as a credit offset to receivables (up to the amount due from Medicines) or in accrued liabilities. At the end of the fourth quarter of 2018, we updated our estimate of the remaining aggregate amounts of royalty payable to Medicines for future periods to approximately $60,000. We recorded the updated fair value of $5,714 at December 31, 2018 ($1,006 and $4,708, in short-term and long-term liabilities, respectively). We recorded $10,317 of favorable net fair value adjustments to operating expenses in the fourth quarter of 2018.
As of December 31, 2018, we have finalized the valuation for the acquisition. The goodwill resulting from the acquisition largely consists of the estimated value of IDB’s assembled and trained workforce, our expected future product sales, synergies resulting from combining IDB products with our existing product offering and IDB’s going concern value.
The following table sets forth our final of the purchase price allocation.

Current assets	$33,725
Goodwill	25,088
Intangible assets	236,819
Non-current assets	9,486
Current liabilities	(32,837)
Non-current liabilities	(576)
Total purchase price	$271,705
We believe that the historical values of IDB’s current assets and current liabilities (except for certain inventory items, which we stepped up in value) approximate their fair values based on the short-term nature of such items. The current liabilities include a contingent liability of $24,485, representing the probability-weighted present value of a $30,000 milestone payment payable third parties upon the approval of Vabomere in Europe. During the year ended December 31, 2018, we recorded $4,015 of non-cash accretion, included within interest expense, of this contingent payment and a fair value adjustment of $1,500 in the fourth quarter of 2018 when Vabomere received approval in Europe. The accretion is based on an effective interest rate of 20.9% which is consistent with the interest rate associated with the Deerfield Facility.
We recorded the two $25,000 deferred payments to Medicines at fair value, and we are accreting them to $50,000 based on an effective interest rate of 21.1%. During the year ended December 31, 2018, we recorded $8,847 of non-cash accretion, included within interest expense, of these deferred payments. At December 31, 2018, the carrying value of the short-term deferred payments was $47,388.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of the acquisition:

	Average useful life	Fair value
Developed product rights	13 to 17 years	$216,960
In-process research and development	Indefinite	19,859
Total intangible assets		$236,819

During the year ended December 31, 2018, we recorded $16,332 of amortization expense related to the developed product rights. In the fourth quarter of 2018, we transferred our in-process research and development balance of $19,859 to developed product rights (intangible assets) because the related product, Vabomere, received regulatory approval in Europe. We will begin amortizing the intangible asset over its estimated useful life when sales of Vabomere commence in Europe, anticipated to be sometime in 2019 or 2020. At December 31, 2018, the carrying value of all our developed product rights was $221,276. For the year ended December 31, 2018, IDB added $40,096 of revenue and $1,938 of grant income, respectively, to our consolidated results. It is impracticable to measure the effect IDB had on our net loss for the year ended December 31, 2018, because IDB has been integrated into our existing operations and is not accounted for separately. Since the date of the acquisition, IDB’s results are reflected in our consolidated financial statements.
Goodwill Impairment
As noted above, we initially recorded goodwill of $25,088 at the date of the acquisition. In December 2018, we performed our annual impairment assessment. Due to the decrease in the market price of the Company's stock during 2018, our market capitalization was significantly below the carrying value of our net assets. Given that we operate as one reporting unit, the market capitalization reflects the value that the public markets attribute to our equity. After further fair value analysis and testing, including considering control premiums, we concluded that goodwill was impaired and had a current fair value of $0. Accordingly, we recognized impairment of our goodwill totaling $25,088 in the fourth quarter of 2018. We determined that there is no impairment of the acquired IDB identified intangible assets based on the undiscounted forecasted cash flows associated with each of the acquired intangible assets.
Merger with Cempra
Cempra’s results have been reflected in our condensed consolidated financial statements since the date of the merger on November 3, 2017. As a result of the merger, Cempra's operations contributed $3,465 and $870 of grant income to our consolidated results of operations in the years ended December 31, 2018 and 2017, respectively. We incurred $256 and $9,119 of acquisition-related expense (excluding severance) in the years ended December 31, 2018 and 2017, respectively, related to the merger with Cempra.
Pro Forma Financial Information
The following table provides unaudited supplemental pro forma information as if the acquisition of IDB and the Cempra merger took place at the beginning of fiscal 2017.

2017
Pro forma revenue	$67,617
Pro forma net loss	$(264,909)

The unaudited supplemental pro forma consolidated results reflect the historical financial information of Melinta, Medicine’s IDB and Cempra, adjusted to give effect to the IDB acquisition and the Cempra merger as if they had occurred as of the beginning of fiscal 2017 and 2016, respectively, primarily for the following adjustments:

•	Effects of Topic 606.

•	Additional interest expense and accretion related to the financing of the business combinations.

•	Additional accretion expense related to the IDB acquisition.

•	Additional accretion on deferred and contingent payments and additional amortization of intangible assets recognized as part of the business combinations.

•	Elimination of historical nonrecurring transaction costs and severance related to the business combinations.

•	The remeasurement gain on the warrant liability (using $33,226 for the year ended December 31, 2018).

•	Elimination of the bargain purchase gain in the Cempra merger of $27,663.

•	Elimination of the tax valuation allowance reversals recorded by IDB.

In addition, excluded from the supplemental pro forma information was $10,497 of nonrecurring IDB acquisition costs (debt extinguishment costs, inventory fair value step-up amortization, and transaction and severance costs) recorded during the year ended December 31, 2018.
NOTE 15 –NET LOSS PER SHARE
Basic net loss attributable to common shareholders per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. During periods where we might earn net income, we would allocate to participating securities a proportional share of net income determined by dividing total weighted-average participating securities by the sum of the total weighted-average common shares and participating securities (the “two-class method”). Our preferred stock, if any, participates in any dividends declared by us and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods where we incurred net losses, we allocate no loss to participating securities because they have no contractual obligation to share in our losses. We computed diluted loss per common share after giving consideration to the dilutive effect of stock options and warrants that are outstanding during the period, except where such nonparticipating securities would be antidilutive. Because we have reported net losses for the years ended December 31, 2018, 2017 and 2016, diluted net loss per common share is the same as basic net loss per common share for those periods. The weighted-average shares outstanding, reported loss per share and potential dilutive common share equivalents for the periods prior to November 3, 2017, the date of the Cempra merger, have been retrospectively adjusted to reflect historical weighted-average number of common shares outstanding multiplied by the exchange ratio established in the merger agreement. All shares have also been adjusted to reflect the one-for-five reverse stock split that was effective on February 22, 2018.
During 2017 and 2016, we had shares of convertible preferred stock outstanding which earned dividends at a rate of 8% per year. Our net loss attributable to common shareholders for those years was adjusted to reflect the accretion of dividends on the convertible preferred stock before computing net loss per share.
The following potentially dilutive securities (in common stock equivalent shares) have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	December 31,
	2018	2017	2016
Options to purchase common stock	696,890	412,211	120,007
Preferred stock warrants	—	—	6,331
Unvested restricted stock	17,360	64,132	—
Common stock warrants	766,691	11,913	9
Convertible preferred stock	—	—	1,166,029
	1,480,941	488,256	1,292,376
NOTE 16 – SEVERANCE
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
In addition to the severance costs incurred in connection with the Cempra merger, the Company incurs additional severance costs as part of its on-going operations. In October 2018, our Board of Directors appointed John H. Johnson as Interim Chief Executive Officer to succeed Daniel Wechsler, who stepped down from his role as President, CEO and director to pursue other opportunities. In connection with Mr. Wechsler's termination from the Company, we recorded total severance-related payments of approximately $1,469 (before the adjustment to net present value) in Q4 2018, which will be paid over 18 months. He will also receive a pro-rata bonus for 2018, to be paid in the first quarter of 2019.

In November 2018, the Board of Directors approved a plan to reduce our operating expenses, principally through an approximately 20% reduction in headcount. In addition to the severance expense recorded in the fourth quarter of 2018 for Daniel Wechsler, we recorded a fourth quarter 2018 net charge of $5,894 post-employment benefit costs. The remainder of the total 2018 severance expense was incurred in the first three quarters of 2018 as part of the company’s on-going operations. In addition to severance payments, terminated employees will receive a pro-rated bonus for 2018 to be paid in the first quarter of 2019 (except some contractual bonus payments which were or will be paid out at the time of termination).
A summary of merger and non-merger activity in our severance accrual (included in accrued expenses or long-term liabilities on the consolidated balance sheets) is below.

Balance - December 31, 2016	$—
Severance accruals (recorded in SG&A)	6,383
Severance liability acquired in Cempra merger	769
Severance payments	(431)
Balance - December 31, 2017	$6,721
Severance accruals (recorded in SG&A)	12,371
Severance payments	(9,325)
Balance - December 31, 2018	$9,767
On December 31, 2018, $9,390 was included in accrued expenses and $377 was included in long-term liabilities. We also recognized $407 and $1,547 of additional stock-based compensation expense related to the acceleration of equity awards for terminated employees under ASC 718 as severance expense during the years ended December 31, 2018 and 2017, respectively. The 2018 stock-based compensation expense includes $174 for the acceleration of Mr. Wechsler's first-year vesting of his incentive RSU award. The acceleration of the first-year vesting was considered a modification and accounted for as a new award at a fair value of $174. The cumulative stock-based compensation expense for the original awards recorded through the third quarter of 2018 of $486 was reversed in the fourth quarter of 2018.
In the second quarter of 2018, we vacated a significant portion of our office facilities in Chapel Hill, North Carolina. As a consequence, we recorded an estimated lease exit liability of $556. The lease exit liability was determined by computing the fair value of the remaining lease payments, net of any projected sub-lease rentals. A summary of activity in our lease liability is below.

Balance - December 31, 2017	$—
Fair value of lease liability recognized	556
Lease termination adjustment	(233)
Termination fee	136
Less: payments	(391)
Balance - December 31, 2018	$68