Form 10-Q
period 2019-03-31
MELINTA THERAPEUTICS, INC. /NEW/
filed 2019-05-10
CIK 1461993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
44 Whippany Road, Suite 280
Morristown, NJ 07960
(Address of Principal Executive Offices)
(908) 617-1309
(Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Exchange on which Registered
Common Stock, $0.001 Par Value	MLNT	Nasdaq Global Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of April 26, 2019, there were 11,779,897 shares of the registrant’s common stock, $0.001 par value, outstanding.

MELINTA THERAPEUTICS, INC.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
MELINTA THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and equivalents	$116,901	$81,808
Receivables (See Note 3)	14,892	22,485
Inventory	44,451	41,341
Prepaid expenses and other current assets	5,512	3,848
Total current assets	181,756	149,482
Property and equipment, net	1,465	1,586
Intangible assets, net	225,073	229,196
Other assets (See Note 3)	62,155	61,326
Total assets	$470,449	$441,590
Liabilities
Current liabilities
Accounts payable	$8,321	$16,765
Accrued expenses	22,625	33,924
Deferred purchase price and other liabilities (See Notes 3 and 4)	82,316	78,394
Accrued interest on notes payable	4,440	4,485
Warrant liability	23	38
Conversion liability (See Note 4)	12,236	—
Total current liabilities	129,961	133,606
Long-term liabilities
Notes payable, net of debt discount and costs (See Note 4)	91,397	110,476
Convertible notes payable to related parties, net of debt discount and costs (See note 4)	62,350	—
Other long-term liabilities	10,225	7,444
Total long-term liabilities	163,972	117,920
Total liabilities	293,933	251,526
Commitments and contingencies
Shareholders' Equity
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2019, and December 31, 2018, respectively	—	—
Common stock; $.001 par value; 80,000,000 shares authorized; 11,779,897 and 11,204,050 issued and outstanding at March 31, 2019, and December 31, 2018, respectively	12	11
Additional paid-in capital	924,821	909,896
Accumulated deficit	(748,317)	(719,843)
Total shareholders’ equity	176,516	190,064
Total liabilities and shareholders’ equity	$470,449	$441,590

The accompanying notes are an integral part of these condensed consolidated financial statements

MELINTA THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue
Product sales, net	$11,775	$11,846
Contract research	1,409	2,995
License	900	—
Total revenue	14,084	14,841
Operating expenses:
Cost of goods sold	7,365	7,686
Research and development	5,364	16,129
Selling, general and administrative	25,941	34,624
Total operating expenses	38,670	58,439
Loss from operations	(24,586)	(43,598)
Other income (expense):
Interest income	187	210
Interest expense	(7,103)	(10,196)
Interest expense (related party, see Note 4)	(564)	—
Change in fair value of warrant & conversion liabilities	6,015	24,085
Loss on extinguishment of debt	(346)	(2,595)
Other income (expense)	(73)	4
Grant income (expense)	(62)	2,658
Other income (expense), net	(1,946)	14,166
Net loss	$(26,532)	$(29,432)
Basic and diluted net loss per share	$(2.34)	$(4.76)
Basic and diluted weighted average shares outstanding	11,330,019	6,183,540

The accompanying notes are an integral part of these condensed consolidated financial statements

MELINTA THERAPEUTICS, INC.
Condensed Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance as of January 1, 2019	11,204,049	$11	$909,896	$(719,843)	$190,064
Share-based compensation	—	—	909	—	909
Issuance of common shares	1,705	—	8	—	8
Vesting of restricted stock grants	24,143	—	—	—	—
Issuance of common shares upon conversion of convertible notes	550,000	1	2,766	—	2,767
Discount on issuance of convertible notes (deemed shareholder contribution) (Note 4)	—	—	11,242	—	11,242
Cumulative adjustment upon adoption of lease accounting standard (Note 6)	—	—	—	(1,942)	(1,942)
Net loss	—	—	—	(26,532)	(26,532)
Balance as of March 31, 2019	11,779,897	$12	$924,821	$(748,317)	$176,516

	Three Months Ended March 31, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance as of January 1, 2018	4,399,788	$4	$644,991	$(572,659)	$72,336
Adoption of revenue accounting standard	—	—	—	10,008	10,008
Share-based compensation	—	—	955	—	955
Issuance of common shares	40	—	3	—	3
Vesting of restricted stock grants	5,521	—	—	—	—
Issuance of common shares in connection with IDB Transaction	1,865,301	2	145,961	—	145,963
Net loss	—	—	—	(29,432)	(29,432)
Balance as of March 31, 2018	6,270,650	$6	$791,910	$(592,083)	$199,833

The accompanying notes are an integral part of these condensed consolidated financial statements

MELINTA THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(26,532)	$(29,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,474	4,805
Non-cash interest expense	3,230	5,954
Share-based compensation	892	955
Change in fair value of warrant & conversion liabilities	(6,015)	(24,085)
Loss on extinguishment of debt	346	2,595
Gain on extinguishment of lease liabilities	(792)	—
Changes in operating assets and liabilities
Receivables	7,593	(5,868)
Inventory	(3,093)	(2,002)
Prepaid expenses and other current assets	(1,551)	(1,293)
Accounts payable	(8,372)	3,983
Accrued expenses	(9,711)	(4,817)
Accrued interest on notes payable	(46)	(284)
Other non-current assets and liabilities	2,256	(1,930)
Net cash used in operating activities	(37,321)	(51,419)
Investing activities
IDB acquisition	—	(166,383)
Purchases of intangible assets	(1,209)	—
Purchases of property and equipment	(12)	(504)
Net cash used in investing activities	(1,221)	(166,887)
Financing activities
Proceeds from the issuance of notes payable	—	111,421
Proceeds from the issuance of convertible notes payable	75,000	—
Costs associated with the issuance of notes payable	(1,301)	(6,455)
Proceeds from the issuance of warrants	—	33,264
Proceeds from the issuance of royalty agreement	—	1,472
Purchase of notes payable disbursement option	—	(7,609)
Proceeds from issuance of common stock, net, to lender	—	51,452
Proceeds from issuance of common stock, net	8	40,000
Debt extinguishment	—	(2,150)
IDB acquisition deferred payments	(72)	—
Proceeds from the exercise of stock options, net of cancellations	—	3
Principal payments on notes payable	—	(40,000)
Net cash provided by financing activities	73,635	181,398
Net change in cash and equivalents	35,093	(36,908)
Cash, cash equivalents and restricted cash at beginning of the period	82,008	128,587
Cash, cash equivalents and restricted cash at end of the period	$117,101	$91,679
Supplemental cash flow information:
Cash paid for interest	$4,486	$4,480
Supplemental disclosure of non-cash financing and investing activities:
Accrued purchases of fixed assets	$12	$327

The accompanying notes are an integral part of these condensed consolidated financial statements

MELINTA THERAPEUTICS, INC.
March 31, 2019
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data or as otherwise noted)
(Unaudited)
NOTE 1 – FINANCIAL STATEMENTS
The accompanying condensed consolidated financial statements have been prepared assuming Melinta Therapeutics, Inc. (the “Company,” “we,” “us,” “our,” or “Melinta”) will continue as a going concern. We are not currently generating revenue from operations that is sufficient to cover our operating expenses and do not anticipate generating revenue sufficient to offset operating costs in the short-term. We have incurred losses from operations since our inception and had an accumulated deficit of $748,317 as of March 31, 2019, and we expect to incur substantial expenses and further losses in the short term for the development and commercialization of our product candidates and approved products. In addition, we have substantial commitments in connection with our acquisition of the infectious disease business of The Medicines Company ("Medicines") that we completed in January 2018, including payments related to deferred purchase price consideration, assumed contingent liabilities and the purchase of inventory. And, there are certain financial-related covenants under our Deerfield Facility, as amended in January 2019, including requirements that we (i) file an Annual Report on Form 10-K for the year ending December 31, 2019, with an audit opinion without a going concern qualification, (ii) maintain a minimum cash balance of $40,000 through March 2020, and thereafter, a balance of $25,000, and (iii) achieve net revenue from product sales of at least $63,750 for the year ending December 31, 2019. (See Note 4 to the consolidated financial statements for further details on the Deerfield Facility.)
Our future cash flows are dependent on key variables such as our ability to access additional capital under our Vatera and Deerfield credit facilities, our ability to secure a working capital revolver, which is allowed under the Deerfield Facility and required under the Vatera facility, and most importantly, the level of sales achievement of our four marketed products. Our current operating plans include assumptions about our projected levels of product sales growth in the next 12 months in relation to our planned operating expenses. Revenue projections are inherently uncertain but have a higher degree of uncertainty in an early-stage commercial launch, which we have in Baxdela and Vabomere, where there is not yet a robust sales history. While we have a plan to achieve the current expected sales levels of our products, we are unable to conclude based on applying the requirements of FASB Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern (“ASC 205”) that such revenue is “probable” (as defined under this accounting standard). In addition, given our forecasted product sales are not deemed probable, our ability to draw the additional $50,000 of capacity under the Deerfield Facility, which is conditional based on meeting certain sales-based milestones before the end of 2019, is also not considered to be probable. And further, given the softness of our product sales to date, we believe that there is risk in meeting the minimum sales covenant for 2019 under the terms of the Deerfield Credit Facility. As such, we are not able to conclude under ASC 205 that the actions discussed below will be effectively implemented and, therefore, our current operating plans, existing cash and cash collections from existing revenue arrangements and product sales may not be sufficient to fund our operations for the next 12 months. As such, we believe there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.
In the fourth quarter of 2018, the Company took actions to reduce its operating spend, including a reduction to the workforce of approximately 20% and a decision to begin to wind down its research and discovery function. To provide additional operating capital, in December 2018, the Company entered into a Senior Subordinated Convertible Loan Agreement (the “Loan Agreement”) with Vatera Healthcare Partners LLC and Vatera Investment Partners LLC (together, “Vatera”) pursuant to which Vatera committed to provide $135,000 over a period of five months, subject to the satisfaction of certain conditions (see Note 4). We drew $75,000 under this facility in February 2019, and while the remaining $60,000 is available through early July 2019, subject to certain closing conditions, it is not certain that all of these conditions will be met. Among these conditions, before each draw, management must certify to Vatera that it does not foresee breaching any covenants under the Deerfield Credit Facility, and the Company must establish a working capital revolver of at least $10,000 in order to draw the final $35,000 tranche under the Loan Agreement in July 2019.
As of March 31, 2019, the Company had $116,901 in cash and cash equivalents. In addition to pursuing the additional $60,000 available under the Vatera Facility and a working capital revolver for up to $20,000, we are also exploring options to modify the terms of certain liabilities to increase our liquidity over the next 12 to 18 months. If our cash collections from revenue arrangements, including product sales, and other financing sources are not sufficient, we plan to control spending and would take further actions to adjust the spending level for operations if required. However, there is no guarantee that we will be successful in executing any or all of these initiatives.
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
A significant portion of our trade receivables is due from three large wholesaler customers for our products, which constitute 36%, 29% and 26%, respectively, of our trade receivable balance at March 31, 2019.
Fair Value of Financial Instruments—The carrying amounts of our financial instruments, which include cash and cash equivalents, trade and other receivables, accounts payable, accrued expenses, and notes payable approximated their fair values at March 31, 2019, and December 31, 2018.
Intangible Assets—Intangible assets consist of capitalized milestone payments for the licenses we use to make our products and the fair value of identifiable intangible assets acquired. Given the uncertainty of forecasts of future revenue for our products, we amortize the cost of intangible assets on a straight-line basis over the estimated economic life of each asset, generally the exclusivity period of each associated product. Amortization of intangible assets was $4,124 and $4,675 for the three months ended March 31, 2019 and 2018, respectively. Based on the intangible asset balances as of March 31, 2019, amortization expense is expected to be approximately $12,371 for the remaining nine months of 2019 and $16,495 in each of the years 2020 through 2023.
Revenue Recognition—We recognize revenue from sales of our commercial products and under our licensing arrangements in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606").
Product Sales
We recognize revenue from product sales upon the transfer of control, which depends on the delivery terms set forth in customer contracts and is generally upon delivery. Payment terms between Melinta and our customers vary by customer, but are generally between 30 and 60 days from the invoice date.
Management exercises judgment in estimating variable consideration. Provisions for prompt-pay discounts, chargebacks, rebates, wholesalers fees-for-services, group purchasing organization administration fees, voluntary patient assist programs, returns and other adjustments are recorded in the period the related sales are recognized. We provide discounts to certain hospitals and private entities, and we provide rebates to government agencies, group purchasing organizations and other private entities.
Chargebacks, rebates administration fees and discounts offered under our patient assistance programs are generally based upon the contractual discounts or the volume of purchases for our products. In the case of discounted pricing, we typically provide a credit to our wholesale customers (i.e., chargeback), representing the difference between the customer’s acquisition list price and the discounted price offered to certain hospitals. For the other certain discounts, we pay rebates based on the program that is ultimately utilized by the hospital or, in the retail setting, the patient under our patient assistance program. Factors used in these calculations include the identification of which products have been sold subject to a discount, rebate or administration fee, which customer, government agency, or group purchasing organization price terms apply, and the estimated lag time between the sale of the product and when the discount, rebate or administration fee is reported to us. Using historical trends, adjusted for current changes, we estimate the amount of these discounts, rebates and administration fees that will be paid, and record them as a reduction to gross sales when we recognize revenue for the sale of our products. Settlement of discounts, rebates and administration fees generally occurs from between one and six months after the initial sale to the wholesaler. We regularly analyze historical trends and make adjustments to reserves for changes in trends and terms of rebate programs. Historically, adjustments to prior periods' rebate accruals have not been material to net product sales.

For product returns, generally, our customers have the right to return any unopened product during the 18-month period beginning six months prior to the labeled expiration date and ending 12 months after the labeled expiration date. Where historical rates of return exist, we use history as a basis to establish a returns reserve for product shipped to wholesalers. For our newly launched products, for which we currently do not have history of product returns, we estimate returns based on third-party industry data for comparable products in the market. As we distribute our products and establish historical sales over a longer period of time (i.e., two years), we will be able to place more reliance on historical purchasing and return patterns of our customers when evaluating our reserves for product return. At the end of each reporting period for any of our products, we may decide to constrain revenue for product returns based on information from various sources, including channel inventory levels and dating and sell-through data, the expiration dates of product currently being shipped, price changes of competitive products and introductions of generic products.
Adjustments to gross sales related to prompt-pay discounts and fees-for-services require less judgment as they are based on contractual percentages and the amounts invoiced to the wholesalers.
At the end of each reporting period, we adjust our product sales allowances when we believe actual experience may differ from current estimates. The following table provides a summary of activity with respect to our sales allowances and accruals during the first three months of 2019:

	Cash Discounts	Product Returns	Chargebacks	Fees-for- Service	MelintAssist	Government Rebates	Commercial Rebates	Admin Fees
Balance as of January 1, 2019	$245	$2,970	$762	$818	$412	$693	$599	$138
Allowances for sales	292	398	1,127	793	264	215	306	142
Payments & credits issued	(392)	(206)	(1,299)	(686)	(278)	(73)	(330)	(127)
Balance as of March 31, 2019	$145	$3,162	$590	$925	$398	$835	$575	$153

The allowances for cash discounts and chargebacks are recorded as contra-assets in trade receivables; the other balances are recorded in other accrued expenses.
Licensing Arrangements
We enter into license and collaboration agreements for the research and development and/or commercialization of therapeutic products. The terms of these agreements may include nonrefundable licensing fees, funding for research and development and manufacturing, milestone payments and royalties on any product sales derived from the collaborations in exchange for the delivery of licenses and rights to sell our products within specified territories outside the United States.
In the determination of whether our license and collaboration agreements are accounted for under ASC 606 or ASC 808, Contract Accounting, we first assess whether or not the partner in the arrangement is a customer. If the partner in the arrangement is deemed a customer as it relates to some or all of our performance obligations, then the consideration associated with those performance obligations is accounted for as revenue under ASC 606.
Our license agreements may include contingent or variable consideration based upon the achievement of regulatory- and sales-based milestones and future royalties based on a percentage of the partner’s net product sales. Performance obligations to deliver distinct licenses are recognized at a point in time. Milestone payments from licensees that are contingent and/or variable upon future regulatory events and product sales are not considered probable of being achieved until the milestones are earned and, therefore, the contingent revenue is subject to significant risk of reversal. As such, we constrain this variable consideration and do not include it in the transaction price (or recognize the revenue related to these milestones) until such time that the contingencies are resolved and generally recognized at a point in time. In addition, under the sales- or usage- based royalty exception in ASC 606, we do not estimate, at the onset of the arrangement, the variable consideration from future royalties or sales-based milestones. Instead, we wait to recognize royalty revenue until the future sales occur.
As of March 31, 2019, we do not have any contract assets or liabilities and our contracts do not have any significant financing components. And, we have not capitalized contract origination costs.
 Comprehensive Loss—Comprehensive loss is equal to net loss as presented in the accompanying statements of operations.
Advertising Expense—We record advertising expenses when they are incurred. We recognized $176 and $410, respectively, of advertising expense in the three months ended March 31, 2019 and 2018, respectively.

Leases—On January 1, 2019, we adopted Topic 842, Leases ("Topic 842") which requires lessees to recognize assets and liabilities for most leases at the lease inception. All of the Company's leases are operating leases, which are included in other long-term assets as operating right of use ("ROU") assets and other liabilities as operating lease liabilities in our consolidated balance sheets.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We will use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Our has lease agreements with lease and non-lease components, which are accounted for separately.
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
Recently Issued and Adopted Accounting Pronouncements:
We adopted Topic 842 codified as ASC 842 on January 1, 2019 ("Effective Date"). ASC 842 requires lessees to recognize assets and liabilities on the balance sheet for most leases but recognize expense on the income statement in a manner similar to previous accounting. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements or an optional transition method, whereby an entity can elect to apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restatement of comparative prior periods. We adopted this guidance on the Effective Date, electing the optional transition method. Consequently, we did not recast the comparative periods presented in this Quarterly Report on Form 10-Q. In addition, as permitted under ASC 842, we elected several practical expedients and therefore did not reassess at the Effective Date (1) whether any existing contract is or contains a lease, (2) the classification of existing leases, (3) whether previously capitalized costs continue to qualify as initial indirect costs. We also elected not to record on the balance sheet a lease whose term is 12 months or less and does not include a purchase option that the lessee is reasonably certain to exercise. We did not elect the practical expedient to not separate lease and non-lease components.
Upon adoption of ASC 842 on the Effective Date, we recorded ROU assets of $4,768, net of historical deferred rent liabilities and aggregate charges of $1,942 to retained earnings in connection with ROU asset impairments on the Effective Date. In addition, we recorded lease liabilities of $7,411 related to facility and vehicle leases. See Note 6 for further details. The transition to ASC 842, did not result in a cumulative-effect adjustment to the opening balance of retained earnings.

Recently Issued Accounting Pronouncements Not Yet Adopted
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

NOTE 3 – BALANCE SHEET COMPONENTS
Cash, Cash Equivalents and Restricted Cash—Cash, cash equivalents and restricted cash, as presented on the Condensed Consolidated Statements of Cash Flows, consisted of the following:

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$116,901	$81,808
Restricted cash (included in Other Assets)	200	200
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$117,101	$82,008

Accounts Receivable—Accounts receivable consisted of the following:

	March 31, 2019	December 31, 2018
Trade receivables	$7,460	$11,509
Contracted services	6,958	10,293
Other receivables	474	683
Total receivables	$14,892	$22,485

Inventory—Inventory consisted of the following:

	March 31, 2019	December 31, 2018
Raw materials	$28,841	$24,507
Work in process	9,977	11,700
Finished goods	11,685	12,204
Gross value of inventory	50,503	48,411
Less: valuation reserves	(6,052)	(7,070)
Total inventory	$44,451	$41,341

Other Assets—Other assets consisted of the following:

	March 31, 2019	December 31, 2018
Deerfield disbursement option (see Note 4)	$7,609	$7,608
Long-term inventory deposits	48,044	51,127
Other assets	1,400	2,391
Right-of-use assets	4,902	—
Restricted cash	200	200
Total other assets	$62,155	$61,326

Long-term inventory deposits consist of advances made to contract manufacturers for production of drug products, principally API for Vabomere. These Vabomere advances were related to contractual commitments assumed under long-term contract manufacturing agreements in connection with a previously acquired entity. As deliveries are made, we transfer appropriate amounts from inventory deposits to inventory.
Accrued Expenses—Accrued expenses consisted of the following:

	March 31, 2019	December 31, 2018
Accrued contracted services	$1,318	$2,909
Payroll related expenses	10,026	15,585
Professional fees	173	3,598
Accrued royalty payments	2,885	2,052
Accrued sales allowances	6,047	5,630
Accrued other	2,176	4,150
Total accrued expenses	$22,625	$33,924

Accrued contracted services are primarily comprised of amounts owed to third-party clinical research organizations for research and development work and contract manufacturers for research and commercial drug product manufacturing performed on behalf of Melinta, and amounts owed to third-party marketing organizations for work performed to support the commercialization and sale of our products.
Accrued payroll related expenses are primarily comprised of accrued employee termination benefits, bonus and vacation.
Deferred Purchase Price and Other Liabilities—Other liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Deferred purchase price	$49,758	$48,394
Milestone liability	30,000	30,000
Lease liabilities, current	2,558	—
Total deferred purchase price and other liabilities	$82,316	$78,394
Other Long-Term Liabilities—Other liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Lease liabilities, net of current	$4,086	$—
Long-term accrual royalties	1,215	2,230
Long-term deferred purchase price	4,853	4,708
Other long-term liabilities	71	506
Total other long-term liabilities	$10,225	$7,444

NOTE 4 – FINANCING ARRANGEMENTS
2017 Loan Agreement
On May 2, 2017, we entered into a Loan and Security Agreement with a new lender (the “2017 Loan Agreement”). Under the 2017 Loan Agreement, the lender made available to us up to $80,000 in debt financing and up to $10,000 in equity financing.
In January 2018, we retired the 2017 Loan Agreement with the execution of the Facility Agreement (discussed below), in connection with which we recognized a debt extinguishment loss of $2,595 comprised of prepayment penalties and exit fees totaling $2,150 and unamortized debt issuance costs of $445.
Facility Agreement
On January 5, 2018 (the “Agreement Date”), we entered into the Facility Agreement (the “Facility Agreement”) with affiliates of Deerfield Management Company, L.P. (collectively, “Deerfield”). Pursuant to the terms of the Facility Agreement, (i) we issued 625,569 shares of our common stock to Deerfield at a price of $67.50 on January 5, 2018, for total proceeds of $42,226, pursuant to a Securities Purchase Agreement, and (ii) Deerfield loaned us $147,774 as an initial disbursement (the “Term Loan”), for total proceeds of $190,000. We used the proceeds from the Facility Agreement to retire the 2017 Loan Agreement (discussed above) and to fund the Infectious Disease Business acquisition on the Agreement Date.
Under the terms of the Facility Agreement, we have the right to draw from Deerfield additional disbursements up to $50,000 (the “Disbursement Option”), which may be made available upon the satisfaction of certain conditions, such as our having achieved annualized net sales of at least $75,000 during the applicable period. The Term Loan bears interest at a rate of 11.75%, while funds distributed pursuant to the Disbursement Option will bear interest at a rate of 14.75%.

On January 14, 2019, in conjunction with the Vatera Loan Agreement (discussed below),we entered into an amendment to the Facility Agreement (the “Deerfield Facility Amendment”). The Deerfield Facility Amendment was a condition (among other conditions) to the funding of the Vatera Loan Agreement, and became effective upon the funding of the initial $75,000 disbursement under the Vatera Loan Agreement in February 2019.
The Deerfield Facility Amendment (i) modified the definition of “change of control” under the Deerfield Facility to permit Vatera and their respective affiliates to own 50% or more of the equity interests in Melinta on a fully diluted basis; (ii) modified the definition of “Indebtedness” under the Deerfield Facility to exclude certain specific payments under (a) the Agreement and Plan of Merger, dated as of December 3, 2013, among the Medicines Company, Rempex Pharmaceuticals, Inc. and the other parties thereto and (b) the Purchase and Sale Agreement, dated as of November 28, 2017, between The Medicines Company and Melinta Therapeutics, Inc.; (iii) modified the definition of “Permitted Indebtedness” under the Deerfield Facility to permit the payment of a certain amount of the interest on the Vatera Loan Agreement (described below) in cash; (iv) eliminated the requirement that the Company’s audited financial statements for the fiscal year ending December 31, 2018, be delivered without an explanatory paragraph expressing doubt as to the Company’s status as a going concern; (v) reduced the net sales covenant set forth in the Facility Agreement for all periods after December 31, 2018, by 15% (we must now achieve net product sales of at least $63,750 during 2019 and at least $85,000 during 2020); (vi) requires the Company to hold a minimum cash balance of $40,000 through March 31, 2020, and thereafter $25,000; (vii) increased the exit fee under the Deerfield Facility from 2% to 4%; and (viii) made certain other technical modifications, including to accommodate the Vatera Loan Agreement.
The Deerfield Facility Amendment also provided for the conversion of up to $74,000 in principal ("Convertible Notional Amount") amount of the Term Loan into shares of the Company’s common stock at Deerfield’s option at any time and evidenced by a convertible note (the “Deerfield Convertible Note”), subject to the 4.985% Ownership Cap as described below. The conversion price for this option is the greater of (i) $5.15, which is the minimum initial conversion price, subject to adjustment for stock splits (including a reverse split), stock combinations or similar transactions, and (ii) 95.0% of the lesser of (A) the closing price of the Company’s common stock on the trading day immediately preceding the conversion date and (B) the arithmetic average of the volume weighted average price of the Company’s common stock on each of the three trading days immediately preceding the conversion date. Deerfield's conversion rights are subject to a 4.985% beneficial ownership cap based on the total number of shares of the Company’s common stock outstanding. However, this will not prevent Deerfield from periodically converting up to the 4.985% ownership cap and then selling the shares such that up to $74,000 of the loan is converted over time.
The Deerfield Facility Amendment also provided for $5,000 of convertible loans that were deemed funded by Deerfield upon the initial funding under the Vatera Loan Agreement, with terms identical to the Vatera Loan Agreement (the "Deerfield Portion" of the Loan Agreement (see Vatera Loan Agreement discussion below).
In addition, the Company is required to reserve and keep available a sufficient number of shares of common stock for the purpose of enabling the Company to issue all of the underlying shares of common stock issuable pursuant to the Deerfield's conversion rights under the Facility Agreement, as amended, and under the Loan Agreement.
We concluded that the amendment represented a debt modification and not a new debt arrangement that extinguished the former arrangement. As such, the fair value of any new instruments or features and any fees paid to Deerfield in connection with the amendment are added to the discount balance of the Term Loan immediately prior to the amendment and amortized to interest expense over the remaining term.
Based on an analysis of the provisions and features contained in the Deerfield Facility Amendment, we concluded that arrangement contained a share-settled redemption feature that is required to be bifurcated and recorded at fair value (the "Conversion Right") as a derivative liability. Therefore, the Company performed a valuation, in accordance with ASC 820, Fair Value Measurements ("ASC 820"), to determine the fair value of the Conversion Right, which will reduce the carrying amount of the Term Loan and the value of which, will be amortized over the remaining term of the Term Loan utilizing the effective interest method. The terms of these instruments and the methodology and assumptions used to value each of them are discussed below.
Conversion Right
The initial fair value of the Conversion Right was determined to be $18,962 using a "with and with-out" discounted cash flow ("DCF") model. The with and with-out DCF model compares the fair value of the amended Term Loan with the Conversion Right, which assumes the full Convertible Notional Amount is converted based on market conditions and other factors at the amendment date, with the fair value of the Term Loan assuming no Conversion Right, which is based on a DCF analysis of the contractual terms of the Convertible Notional Amount.
The significant assumptions used in the with and with-out DCF model used to estimate the fair value of the Convertible Notional Amount were: the price of our common stock on the amendment date, an expected volatility of 80%, and an estimated yield of 20.6%. Due to the inherent uncertainty of determining the fair value of the Convertible Notional Amount using Level 3 inputs, the fair value may differ significantly from the values that would have been used had a ready market or observable inputs existed. The fair value of the Conversion Right liability was $12,236 as of March 31, 2019. The decrease during the three months ended March 31, 2019 was $6,726, of which $6,000 was included in other income as a fair value gain and $726 was included as an offset to loss on extinguishment of debt (because of the conversion discussed below) on the consolidated statements of operations. We will remeasure this Conversion Right liability at fair value at each quarterly reporting period.
During the three months ended March 31, 2019, Deerfield converted principal of $2,833 under the Term Loan at a rate of $5.15 per share, resulting in the issuance of 550,000 shares of common stock. We recognized a loss on extinguishment of debt of $346, related primarily to the write off of unamortized debt issuance costs associated with the converted principal amount, partially offset by the gain discussed in the previous paragraph.
Term Loan
The Deerfield Facility Amendment increased the exit fee from 2.0% to 4.0%. Therefore, total required future cash payments are $153,685 (Term Loan principal of $147,774 plus exit fee of $5,911). The exit fee cost is being accreted as additional interest expense over the life of the loan. After adjusting for the Conversion Right, the effective interest rate is 30.0%. The total cost of all items (cash-based interest payments, upfront fees and costs, and the 4% exit fee) is being expensed as interest expense using the effective interest rate of 30.0%. During the three months ended March 31, 2019 and 2018, we recorded cash interest expense of $4,229 and $4,196, respectively, and term loan accretion expense of $1,962 and $1,124, respectively. All amounts were recorded as interest expense in our statement of operations.
The $2,833 of principal converted to common shares during the three months ended March 31, 2019, was carried on the books at the discounted value of $1,694 on the day of conversion. After deducting the $2,833 of principal converted to common shares (and the avoidance of paying the 4.0% exit fee on the amount converted), the new remaining amount of required future cash payments was reduced to $150,739 (remaining term loan principal of $144,941 plus exit fee of $5,798).
Under the Facility Agreement, as amended, the accretion of the principal of the term loan, conversion redemptions, and the future payments, including the 4.0% exit fee due at the end of the term, but excluding the 11.75% rate applied to the $147,774 note per the form of the Facility Agreement, are as follows:

	Beginning Balance	Record Conversion Right and Issuance Costs		Accretion Expense(2)	Principal Payments and Exit Fee(2)	Conversion	Ending Balance
January 5 - December 31, 2018	$104,966			$5,510	—	$—	$110,476
January 1 - March 31, 2019	110,476	(23,621)	(1)	1,962	—	(1,694)	87,123
April 1 - December 31, 2019	87,123			7,734	—	—	94,857
Year Ending December 31, 2020	94,857			13,284	—	—	108,141
Year Ending December 31, 2021	108,141			18,044	—	—	126,185
Year Ending December 31, 2022	126,185			17,459	(69,089)	—	74,555
Year Ending December 31, 2023	74,555			7,079	(75,370)	—	6,264
Year Ending December 31, 2024	6,264			16	(6,280)	—	—
Total		$(23,621)		$71,088	$(150,739)	$(1,694)

(1.)
Consists of $18,962, representing the day-one fair value of the conversion right, and $4,659, which is comprised of (a) additional issuance costs of $408, and (b) the initial fair value of the Deerfield Portion of the Vatera Loan Agreement of $4,251; as we did not receive cash from Deerfield but, rather, issued the Deerfield Portion in consideration for amending the Credit Facility, the $4,251 is treated as debt issuance costs. The total of $23,621 will be accreted over the remaining life of the loan.

(2.)	Accretion expense, principal payments and the exit fee will be reduced each time Deerfield exercises their conversion right.
As of March 31, 2019, as reflected in the table above, the carrying value of the Credit Facility was $87,123; this amount, combined with $4,274, the carrying value of the amount payable for the Deerfield Portion of the Vatera Loan Agreement, including interest and accretion expense, equals the amount of the notes payable to Deerfield on our consolidated balance sheet of $91,397.
Vatera Loan Agreement
On December 31, 2018, we entered into a Senior Subordinated Convertible Loan Agreement (the “Loan Agreement”) with Vatera, a related party, for $135,000 ("Vatera Portion"), and on January 14, 2019, we amended the Loan Agreement pursuant to which, among other things, Deerfield was deemed to have funded an additional $5,000 ("Deerfield Portion") of senior subordinated convertible loans (the "Convertible Loans") under the Vatera Loan Agreement as consideration for entering into the Deerfield Facility Amendment. No amount was drawn under the Loan Agreement as of December 31, 2018, as its effectiveness was contingent upon the satisfaction of several conditions, including the execution of the Deerfield Facility Amendment.
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
The Convertible Loans are convertible at Vatera's option into shares of convertible preferred stock of the Company at a conversion rate of 1.25 shares of preferred Stock per one thousand dollars. The preferred stock is further convertible at Vatera's option into shares of common stock of the Company at a rate of 100 shares of common stock per one share of preferred stock (the “Common Stock Conversion Rate”). At Vatera's option, the Convertible Loans are also directly convertible into common stock at an initial conversion rate equal to the Loan Conversion Rate multiplied by the Common Stock Conversion Rate. The conversion rate for common stock is $8.00 per share. The preferred stock is non-participating, convertible preferred stock, with no preferred dividend rights or voting rights. However, the preferred stock may participate in common stock dividends on the Company’s common stock on an as-converted basis and is senior to the common stock upon liquidation, with a liquidation preference equal to the Conversion Amount for the converted loans, as it may thereafter be adjusted pursuant to the Certificate of Designations (plus, if applicable, the amount of any declared but unpaid dividends on such shares of preferred stock).
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
Among the conditions precedent, the Loan Agreement required the approval of the shareholders of Melinta to ensure the number of authorized shares of common stock was sufficient to accommodate the potential conversion of the Convertible Loans and approval of the issuance of the Convertible Loans, in accordance with Nasdaq rules. On February 19, 2019, at a Special Meeting of the shareholders, the shareholders approved both a reverse stock split and an increase of the authorized shares, as well as the issuance of the Convertible Notes. In addition, before each draw, management must certify to Vatera that it does not foresee breaching any covenants under the Deerfield Credit Facility, and the Company must establish a working capital revolver of at least $10,000 in order to draw the final $35,000 tranche under the Loan Agreement in July 2019. Melinta drew the first tranche ("Initial Draw") of $75,000 on February 22, 2019 ("Initial Draw Date"), at which time we deemed issuance of the $5,000 Deerfield Portion, for a total of $80,000 outstanding.
Based on an analysis of the provisions and features contained in the Loan Agreement, including the embedded conversion option, we recognized the Convertible Loans as a liability in its entirety. Since Vatera is a related party as Melinta's largest shareholder, and the Convertible Notes contained below-market terms, we determined that the par value did not represent the fair value of the Convertible Notes. Therefore, the Company performed a valuation, in accordance with ASC 820, to determine the appropriate discount to apply to the principal amount of the Convertible Notes, which was deemed a capital contribution from a related party.
    We used a convertible bond lattice model to estimate the fair value of the Convertible Notes (Level 3 inputs), which resulted in an estimated fair value of the Vatera Portion of $63,758 on the Initial Draw Date. The related discount and capital contribution of $11,242 ("Valuation Discount") was recorded as a reduction in the carrying amount of the Convertible Notes with an offsetting amount recorded to additional paid-in-capital. The estimated fair value of the Deerfield Portion of the Convertible Loans, for which Melinta did not receive cash but was, rather, consideration for amending the Deerfield Credit Facility, was $4,251, which was recorded as additional debt issuance costs on the Deerfield Term Loan. The discount of $749 was recorded as a discount to the Deerfield Portion of the Convertible Loans. We concluded that there was no beneficial conversion feature present given the conversion price is not "in the money" and that we are not required to revalue the Convertible Notes at the end of each reporting period.
The significant assumptions used in the convertible bond lattice model used to estimate the fair value of the Convertible Notes were: the price of our common stock on the Initial Draw Date, an expected volatility of 76%, and an estimated yield of 29.8%. Due to the inherent uncertainty of determining the fair value of the Convertible Notes using Level 3 inputs, the fair value may differ significantly from the values that would have been used had a ready market or observable inputs existed.
In connection with the Initial Draw, the Company incurred debt issue costs of $1,775, which is being amortized as additional interest expense over the term of the Convertible Loans. In addition, we will accrete the Interim Exit Fee as additional interest expense over the term of the Convertible Loans, which will ultimately total $928. The total cost of all items (cash and PIK interest expense as well as amortization/accretion of the debt issuance costs, the Interim Exit Fee, and the Valuation Discount) is being recognized as interest expense using an effective interest rate of approximately 8.6%.
The following table summarizes the fair value of the Convertible Notes on the Initial Draw Date:

Principal amount of Convertible Loans	$80,000
Discount and related capital contribution associated with below market terms of Convertible Loans	(11,242)
Discount on Deerfield portion of Convertible Loans	(749)
Debt issue costs	(1,775)
Carrying value at the Initial Draw Date	$66,234
Of the $66,234, $4,251 was the initial carrying value of the Deerfield Portion, and $61,983 (net of $1,775 of debt issuance costs) was the initial carrying value of the Vatera Portion.
The accretion of the principal of the Loan Agreement, paid-in kind interest, and the future payments, including the exit fees due at the end of the term, for the $80,000 outstanding under the arrangement (including the $5,000 "Deerfield Portion"), are as follows:

	Beginning Balance	Paid-in Kind Interest	Accretion Expense	Principal Payments and Exit Fee	Ending Balance
February 25 - March 31, 2019	$66,234	$211	$179	$—	$66,624
April 1 - December 31, 2019	66,624	1,542	1,370	—	69,536
Year Ending December 31, 2020	69,536	2,098	2,037	—	73,671
Year Ending December 31, 2021	73,671	2,146	2,296	—	78,113
Year Ending December 31, 2022	78,113	2,200	2,586	—	82,899
Year Ending December 31, 2023	82,899	2,257	2,905	—	88,061
Year Ending December 31, 2024	88,061	2,321	3,264	—	93,646
Year Ending December 31, 2025	93,646	38	57	(93,741)	—
Total		$12,813	$14,694	$(93,741)
Of the $66,624 carrying value of the Convertible Notes as of March 31, 2019, as reflected in the table above, $62,350 related to the Vatera Portion and $4,274 related to the Deerfield Portion.
NOTE 5 – FAIR VALUE MEASUREMENTS
The following table lists our assets and liabilities that are measured at fair value and the level of the lowest significant inputs used to measure their fair value at March 31, 2019, and December 31, 2018. The money market fund is included in cash & cash equivalents on the balance sheet; the other items are in the captioned line of the balance sheet.

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$33,068	$—	$—	$33,068
Total assets at fair value	$33,068	$—	$—	$33,068

Liabilities:
Royalty liability in deferred purchase price	$—	$—	$(1,102)	$(1,102)
Royalty liability in contingent consideration	—	—	(4,854)	(4,854)
Warrant liability	—	—	(23)	(23)
Conversion liability (see Note 4)	—	—	(12,236)	(12,236)
Total liabilities at fair value	$—	$—	$(18,215)	$(18,215)

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$32,883	$—	$—	$32,883
Total assets at fair value	$32,883	$—	$—	$32,883

Liabilities:
Current royalty contingent consideration from IDB acquisition	$—	$—	$(1,006)	$(1,006)
Long-term royalty contingent consideration from IDB acquisition	—	—	(4,708)	(4,708)
Warrant liability	—	—	(38)	(38)
Total liabilities at fair value	$—	$—	$(5,752)	$(5,752)
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

The following table summarizes the changes in fair value of our Level 3 assets and liabilities for the three months ended March 31, 2019 (there were no transfers into or out of Level 3 assets or liabilities during the period):

Level 3 Liabilities	Fair Value at December 31, 2018	Accretion Recorded in Interest Expense	Change in Unrealized Gains (Losses)	(Issuances) Settlements, Net	Net Transfer Between Liabilities	Fair Value at March 31, 2019
Current royalty contingent consideration from IDB acquisition	$(1,006)	$(176)	$—	$382	$(302)	$(1,102)
Long-term royalty contingent consideration from IDB acquisition	(4,708)	(448)	—	—	302	(4,854)
Warrant liability	(38)	—	15	—	—	(23)
Conversion liability (see Note 4)	—	—	6,000	(18,236)	—	(12,236)
Total liabilities at fair value	$(5,752)	$(624)	$6,015	$(17,854)	$—	$(18,215)

NOTE 6 – LEASES
As of March 31, 2019, we were a lessee under three operating lease agreements for office facilities and an operating lease for vehicles for our field-based employees, principally sales representatives.
As more fully described in Note 2, we adopted ASC 842 on January 1, 2019 ("Effective Date"), which requires lessees to recognize assets and liabilities on the balance sheet for most leases recognize expense on the income statement in a manner similar to previous accounting. We elected the optional transition method, whereby an entity can elect to apply the standard at the Effective Date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restatement of comparative prior periods. Consequently, the prior comparative period’s financials will remain the same as those previously presented. In addition, the transition to ASC 842, did not result in a cumulative-effect adjustment to the opening balance of retained earnings.
The company has not elected the practical expedient under which the lease components would not be separated from the nonlease components. Therefore, the Company allocates the total transaction price to the lease component and nonlease components on a relative stand-alone price basis obtained from the lessor. Our facility leases include one or more options to renew, with renewal terms that can extend the lease term from three to five years. As of March 31, 2019, the renewal options were not reasonably certain; therefore, the payments associated with renewal were excluded from the measurement of the lease liability and ROU asset at March 31, 2019. The Company determined that there was no discount rate implicit in its leases. Thus, the Company used its incremental borrowing rate of 15% to discount the lease payments in determination of its ROU assets and lease liabilities for all leases.

Upon adoption of ASU 2016-02, the Company determined its ROU assets related to the operating leases for its principal research facility in New Haven, Connecticut, and its office facilities in Chapel Hill, North Carolina were impaired and therefore reduced to a fair value of zero with a corresponding charge to retained opening earnings of $1,942. See Note 2 for further details. As of March 31, 2019, the lease liability associated with these leases was $462 and $521, respectively.
In March 2019, the Company terminated its operating lease for its principal research facility in New Haven, Connecticut. In connection with the termination, the Company agreed to pay the lessor a $462 early termination fee. As a result, the Company reduced the lease liability equal to the termination fee and recorded a gain of $792, which was recorded in other income.
Lease cost recognized under ASC 842 was $474 for the three months ended March 31, 2019. Lease cost for the three months ended March 31, 2018 was $333, recognized under ASC 840, the lease accounting standard in effect prior to 2019.
As of March 31, 2019, the Company's ROU assets and lease liabilities were as follows:

	Classification	March 31, 2019
Assets
Total operating lease assets	Other assets	$4,902
Liabilities
Current	Deferred purchase price and other liabilities	$2,558
Noncurrent	Other long-term liabilities	4,086
Total operating lease liabilities		$6,644
As of March 31, 2019, the maturities of the Company's lease liabilities were as follows:

Maturity of Lease Liabilities	Amount
Remainder of 2019	$2,136
2020	2,248
2021	1,962
2022	1,235
2023	626
After 2023	260
Total operating lease payments	$8,467
Less: Interest	(1,823)
Present value of operating lease liabilities	$6,644

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, ASC 840, the total commitment for our non-cancelable operating lease was $8,568 as of December 31, 2018:

Maturity of Lease Liabilities	Amount
2019	$2,348
2020	2,269
2021	1,827
2022	1,238
2023	624
2024 and thereafter	262
Total operating lease payments	$8,568
As of March 31, 2019, the weighted average remaining lease term was 3.7 years, calculated on the basis of the remaining lease term and the lease liability balance of each lease as of March 31, 2019.

The following table sets forth supplemental cash flow information for the three months ended March 31, 2019:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$621
Right of use assets obtained in exchange for lease obligations	$378
NOTE 7 – STOCK-BASED COMPENSATION
In the first three months of 2019, we granted 64,400 stock options and 440,000 restricted stock units under our incentive stock plans.  At March 31, 2019, approximately 1,502,400 shares were reserved for future grants. As of March 31, 2019, there were 450,000 restricted stock unit awards outstanding, and details regarding the number of options outstanding and exercisable as of March 31, 2019, is as follows:

	Outstanding	Exercisable
Number of shares	658,532	147,281
Weighted-average remaining life	8.4	5.3
Weighted-average exercise price	$52.74	$132.35
Intrinsic value	$—	$—
The total unrecognized share-based compensation expense at March 31, 2019, was approximately $8,969, which is expected to be recognized over the next 3 years.
Stock-based compensation expense recognized in the three months ended March 31, 2019, was as follows:

	Three Months Ended March 31,
	2019	2018
Cost of goods sold	$—	$125
Research and development	79	131
Selling, general and administrative	813	699
Total	$892	$955
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
Based on the Company’s full valuation allowance against the net deferred tax assets, the Company’s effective tax rate for the calendar year is zero, and zero income tax expense was recorded in the three and nine months ended March 31, 2019 and 2018.
NOTE 9 –NET LOSS PER SHARE
Basic net loss attributable to common shareholders per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. We compute diluted loss per common share after giving consideration to the dilutive effect of stock options and warrants that are outstanding during the period, except where such nonparticipating securities would be antidilutive. Because we have reported net losses for the three months ended March 31, 2019 and 2018, diluted net loss per common share is the same as basic net loss per common share for those periods. The weighted-average shares outstanding, reported loss per share and potential dilutive common share equivalents for the three months ended March 31, 2019 and March 31, 2018, have been retroactively adjusted to reflect the 1-for-5 reverse stock split which was effective February 22, 2019.
The following potentially dilutive securities (in common stock equivalent shares) have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	Three Months Ended March 31,
	2019	2018
Warrants outstanding	766,680	770,486
Stock options outstanding	658,532	397,429
Restricted stock units outstanding	450,000	56,092
	1,875,212	1,224,007

NOTE 10 – COMMITMENTS AND CONTINGENCIES
As discussed in Note 11, on November 3, 2017, Melinta merged with Cempra, Inc. in a business combination. Prior to the merger, on November 4, 2016, a securities class action lawsuit was commenced in the United States District Court, Middle District of North Carolina, Durham Division, naming Cempra, Inc. (now known as Melinta Therapeutics, Inc.) (for purposes of this Contingencies section, “Cempra”) and certain of Cempra’s officers as defendants. Two substantially similar lawsuits were filed in the United States District Court, Middle District of North Carolina on November 22, 2016, and December 30, 2016, respectively. Pursuant to the Private Securities Litigation Reform Act, on July 6, 2017, the court consolidated the three lawsuits into a single action and appointed a lead plaintiff and co-lead counsel in the consolidated case. On August 16, 2017, the plaintiff filed a consolidated amended complaint. The plaintiff alleged violations of the Securities Exchange Act of 1934 (the “Exchange Act”) in connection with allegedly false and misleading statements made by the defendants between July 7, 2015, and November 4, 2016 (the “Class Period”). The plaintiff sought to represent a class comprised of purchasers of Cempra’s common stock during the Class Period and sought damages, costs and expenses and such other relief as determined by the court. On September 29, 2017, the defendants filed a motion to dismiss the consolidated amended complaint. After the motion to dismiss was fully briefed, the court heard oral arguments on July 24, 2018. On October 26, 2018, the court granted the defendants’ motion to dismiss and dismissed the plaintiff’s consolidated amended complaint in its entirety. On November 21, 2018, the plaintiff filed its notice of appeal, and on December 20, 2018, the Fourth Circuit entered its briefing schedule. The appellant filed its brief on January 28, 2019; the appellee filed its response brief on February 27, 2019; and the appellant filed its reply brief on March 20, 2019. The court has not yet ruled on the appeal. We believe that we have meritorious defenses and intend to defend the lawsuit vigorously. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.
On December 21, 2016, a shareholder derivative lawsuit was commenced in the North Carolina Durham County Superior Court, naming certain of Cempra’s former and current officers and directors as defendants and Cempra as a nominal defendant, and asserting claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and corporate waste (the “December 2016 Action”). A substantially similar lawsuit was filed in the North Carolina Durham County Superior Court on February 16, 2017 (the “February 2017 Action”). The complaints are based on similar allegations as asserted in the securities lawsuits described above and seek unspecified damages and attorneys’ fees. Both cases were served and transferred to the North Carolina Business Court as mandatory complex business cases. The Business Court consolidated the February 2017 Action into the December 2016 Action and appointed counsel for the plaintiff in the December 2016 Action as lead counsel. On July 6, 2017, the court stayed the action pending resolution of the putative securities class action. That stay was then lifted. The plaintiff filed an amended complaint on December 29, 2017, and was required to file a further amended complaint by February 6, 2018. On February 6, 2018, the plaintiff filed his second amended complaint. On March 8, 2018, the defendants filed their motion to dismiss or, in the alternative, stay the plaintiff’s second amended complaint. On April 9, 2018, the plaintiff filed his opposition to the defendants’ motion. The defendants filed their reply on April 26, 2018. On June 27, 2018, the parties filed a joint stipulation and consent order to stay the case until (1) 30 days after a final order dismissing the putative securities class action with prejudice is entered; or (2) the parties file a joint stipulation to terminate the stay in the event that a plaintiff in a subsequently filed derivative action makes similar allegations and does not agree to stay the proceedings on substantially the same terms. On June 29, 2018, the court entered an order staying the case pursuant to the joint stipulation, which expired by its term following entry of the court’s dismissal order in the above putative securities class action. On November 29, 2018, the parties filed a second joint stipulation to continue the stay until (1) 30 days after the putative securities class action appeal and any appeals therefrom have been resolved; or (2) the parties file a joint stipulation to terminate the stay in the event that a plaintiff in a subsequently filed derivative action makes similar allegations and does not agree to a stay of proceedings on substantially the same terms. On November 30, 2018, the court entered an order staying the case pursuant to the second joint stipulation. We believe that we have meritorious defenses and we intend to defend the lawsuit vigorously. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.
On January 3, 2018, the plaintiff who commenced the February 2017 Action, which was subsequently consolidated into the December 2016 Action, transmitted to the former Acting Chief Executive Officer of Cempra a litigation demand (the “Demand”). The Demand requested that Cempra’s Board of Directors (the “Board”) “commence an independent investigation into the matters raised” in the complaint filed in the February 2017 Action and the Demand, “take any and all appropriate steps for Cempra to recover, through litigation if necessary, the damages proximately caused by the directors’ and officers’ alleged breaches of fiduciary duty,” and “implement corporate governance enhancements to prevent recurrence of the alleged wrongdoing.” The Board has not yet formally responded to the Demand.
On July 31, 2017, a shareholder derivative lawsuit was commenced in the Court of Chancery of the State of Delaware, naming certain of Cempra’s former and current officers and directors as defendants and Cempra as nominal defendant, and asserting claims for breach of fiduciary duty, unjust enrichment, and corporate waste. The complaint is based on similar allegations as asserted in the putative securities class action described above and seeks unspecified damages and attorneys’ fees. On October 23, 2017, the defendants filed a motion to dismiss or, in the alternative, stay, the complaint, which was supported by an opening brief filed on November 9, 2017. On January 8, 2018, the plaintiff filed his answering brief in opposition to the defendants’ motion. The defendants filed their reply in support of their motion on February 7, 2018. On June 18, 2018, the parties filed a joint letter (1) indicating they have agreed to stay the case until the pending motion to dismiss in the November 4, 2016, consolidated federal securities action pending in the United States District Court, Middle District of North Carolina, Durham Division is decided; and (2) requesting that the June 22, 2018, oral argument scheduled for the defendants’ motion to dismiss be canceled. On June 27, 2018, the parties filed a stipulation and proposed order to stay the case until (1) 30 days after a final order dismissing the November 4, 2016, consolidated federal securities action pending in the United States District Court, Middle District of North Carolina, Durham Division with prejudice is entered; or (2) the parties file a joint stipulation to terminate the stay in the event that a plaintiff in a subsequently filed derivative action makes similar allegations and does not agree to stay the proceedings on substantially the same terms. On June 28, 2018, the court granted the proposed order and stayed the case on such terms, with that stay expiring by its term following entry of the court’s dismissal order in the above putative securities class action. On November 28, 2018, the parties filed a joint stipulation agreeing to stay the case, including all discovery, until (1) 30 days after the appeal for the November 4, 2016, consolidated federal securities action pending in the United States District Court, Middle District of North Carolina, Durham Division, and any appeals therefrom, was resolved or (2) the parties file a joint stipulation to terminate the stay in the event that a plaintiff in a subsequently filed derivative action makes similar allegations and does not agree to a stay of proceedings on substantially the same terms. On November 30, 2018, the court stayed the case pursuant to the joint stipulation. We believe that we have meritorious defenses and we intend to defend the lawsuit vigorously. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.
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
On December 3, 2018, James Naples, a purported Company shareholder, filed a putative class action suit against the Company and its Board of Directors in the Court of Chancery of the State of Delaware, alleging that the Board had breached its fiduciary duties related to a proposed, and subsequently abandoned, $75,000 common stock financing that was contemplated with affiliates of Vatera Holdings LLC. The suit alleged that the Board of Directors breached its fiduciary duties by, among other things, failing to disclose all material information to Company shareholders. The suit sought, among other things, to enjoin the shareholder vote on the financing proposal until additional disclosures were issued. On February 27, 2019, the suit was voluntarily dismissed with prejudice as moot, though the court has retained jurisdiction solely for the purpose of adjudicating a claim by the plaintiff for attorneys' fees and expenses, which the Company anticipates will be submitted.
On December 18, 2018, we filed a complaint in the Court of Chancery of the State of Delaware against Medicines for breach of contract claim and fraud arising from the Purchase and Sale Agreement (“Purchase Agreement”), dated November 28, 2017, pursuant to which we acquired the Infectious Disease Businesses from Medicines (the “Medicines Action”). In the complaint, we alleged claims for damages of at least $68,300. On December 28, 2018, we received a letter from Medicines demanding the payment of Milestone No. 4 under the Agreement and Plan of Merger, dated as of December 3, 2013, among Medicines, Rempex Pharmaceuticals, Inc. and the other parties thereto (“Merger Agreement”), in the amount of $30,000 (a milestone which the Company had assumed as an “Assumed Liability” under the Purchase Agreement). On January 7, 2019, we notified Medicines that we would not be making the Milestone No. 4 payment in the amount of $30,000, or the First Deferred Payment in the amount of $25,000 under the Purchase Agreement, because the Company had asserted claims in the litigation in excess of these amounts. On January 9, 2019, Medicines filed a motion to dismiss our claims, and on March 15, 2019, Medicines filed its Opening Brief in Support of Its Motion to Dismiss. On April 23, 2019, we filed an Amended Complaint alleging claims for damages of at least $80,000. On May 3, 2019, Medicines filed a motion to dismiss our claims in the Amended Complaint.
On March 28, 2019, Fortis Advisors LLC, in its capacity as the authorized legal representative of the former shareholders of Rempex Pharmaceuticals, Inc. (“Former Rempex Shareholders”), filed a complaint in the Court of Chancery of the State of Delaware against Medicines and us (the "Fortis Action"). The Former Rempex Shareholders’ complaint alleges breach of contract claims against Medicines arising out of the Merger Agreement and alleges a third-party beneficiary claim against us for breach of the Purchase Agreement. The Former Rempex Shareholders’ complaint seeks to hold us and Medicines jointly and severally liable for alleged damages of at least $30,000, as well as pre- and post-judgment interest, fees, costs, expenses, and disbursements. On April 18, 2019, we filed a motion to dismiss the Former Rempex Shareholders’ claim against us. Also on April 18, 2019, Medicines filed its answer to the Former Rempex Shareholders’ complaint, as well as a crossclaim against us. Medicines’ crossclaim asserts a breach of contract claim against us arising out of the Purchase Agreement. Medicines seeks an order requiring us to comply with all obligations under the Purchase Agreement, damages in an amount to be determined at trial, as well as pre- and post-judgment interest, fees, costs, expenses, and disbursements. On May 8, 2019, we filed an answer to Medicines' crossclaim, as well as a motion to consolidate the Fortis Action and the Medicines Action. We believe that we have meritorious defenses and we intend to defend the lawsuit and crossclaim vigorously.
Other than as described above, we are not a party to any legal proceedings and we are not aware of any claims or actions pending or threatened against us. In the future, we might from time to time become involved in litigation relating to claims arising from our ordinary course of business.
NOTE 11 – SEVERANCE AND EXIT COSTS
A summary of merger and non-merger activity in our severance accrual (included in accrued expenses or long-term liabilities on the condensed consolidated balance sheets) is below.

Balance - December 31, 2018	$9,767
Additional severance accruals (recorded in SG&A)	974
Severance payments	(5,550)
Balance - March 31, 2019	$5,191
On March 31, 2019, $5,120 was included in accrued expenses and $71 was included in long-term liabilities. We also recognized $0 and $75 of additional stock-based compensation expense related to the acceleration of equity awards for terminated employees under ASC 718 as severance expense during the three months ended March 31, 2019 and 2018, respectively.
In March 2019, the Company terminated its operating lease for its principal research facility in New Haven, Connecticut. In connection with the termination, the Company agreed to pay the lessor a $462 early termination fee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The unaudited interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2018. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1. Business - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.
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
We are not currently generating revenue from operations that is sufficient to cover our operating expenses and do not anticipate generating revenue sufficient to offset operating costs in the short-term. We have incurred losses from operations since our inception and had an accumulated deficit of $748.3 million as of March 31, 2019, and we expect to incur substantial expenses and further losses in the short term for the development and commercialization of our product candidates and approved products. In addition, we have substantial commitments in connection with our acquisition of the infectious disease business of The Medicines Company that we completed in January 2018, including payments related to deferred purchase price consideration, assumed contingent liabilities and the purchase of inventory. And, there are certain financial-related covenants under our Deerfield Facility, as amended in January 2019, including requirements that we (i) file an Annual Report on Form 10-K for the year ending December 31, 2019, with an audit opinion without a going concern qualification, (ii) maintain a minimum cash balance of $40.0 million through March 2020, and thereafter, a balance of $25.0 million, and (iii) achieve net revenue from product sales of at least $63.75 million for the year ending December 31, 2019. (See Note 4 to the condensed consolidated financial statements for further details.)
Our future cash flows are dependent on key variables such as our ability to access additional capital under our Vatera and Deerfield credit facilities, our ability to secure a working capital revolver, which is allowed under the Deerfield Facility and required under the Vatera facility, and most importantly, the level of sales achievement of our four marketed products. Our current operating plans include assumptions about our projected levels of product sales growth in the next 12 months in relation to our planned operating expenses. Revenue projections are inherently uncertain but have a higher degree of uncertainty in an early-stage commercial launch, which we have in Baxdela and Vabomere, where there is not yet a robust sales history. While we have a plan to achieve the current expected sales levels of our products, we are unable to conclude based on applying the requirements of FASB Accounting Standards Codification 205-40, Presentation of Financial Statements - Going Concern (“ASC 205”) that such revenue is “probable” as defined under this accounting standard. In addition, given our forecasted product sales are not deemed probable, our ability to draw the additional $50.0 million of capacity under the Deerfield Facility, which is conditional based on meeting certain sales-based milestones before the end of 2019, is also not considered to be probable. And further, given the softness of our product sales to date, we believe that there is risk in meeting the minimum sales covenant for 2019 under the terms of the Deerfield Credit Facility. As such, we are not able to conclude under ASC 205 that the actions discussed below will be effectively implemented and, therefore, our current operating plans, existing cash and cash collections from existing revenue arrangements and product sales may not be sufficient to fund our operations for the next 12 months. As such, we believe there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.
In the fourth quarter of 2018, the Company took actions to reduce its operating spend, including a reduction to the workforce of approximately 20.0% and a decision to begin to wind down its research and discovery function. To provide additional operating capital, in December 2018, the Company entered into a Senior Subordinated Convertible Loan Agreement (the “Loan Agreement”) with Vatera Healthcare Partners LLC and Vatera Investment Partners LLC (together, “Vatera”) pursuant to which Vatera committed to provide $135.0 million over a period of five months, subject to the satisfaction of certain conditions (see Note 4 to the consolidated financial statements). We drew $75.0 million under this facility in February 2019, and while the remaining $60.0 million is available through early July 2019, subject to certain closing conditions, it is not certain that all of these conditions will be met. Among these conditions, before each draw, management must certify to Vatera that it does not foresee breaching any covenants under the Deerfield Credit Facility, and the Company must establish a working capital revolver of at least $10.0 million in order to draw the final $35.0 million tranche under the Loan Agreement in July 2019.

.
As of March 31, 2019, the Company had $116.9 million in cash and cash equivalents. In addition to pursuing the additional $60.0 million available under the Vatera Facility and a working capital revolver for up to $20.0 million, we are also exploring options to modify the terms of certain liabilities to increase our liquidity over the next 12 to 18 months. If our cash collections from revenue arrangements, including product sales, and other financing sources are not sufficient, we plan to control spending and would take further actions to adjust the spending level for operations if required. However, there is no guarantee that we will be successful in executing any or all of these initiatives.
Recent Developments
On December 31, 2018, we entered into a Senior Subordinated Convertible Loan Agreement (the “Loan Agreement”) with Vatera Healthcare Partners LLC, Vatera Investment Partners LLC (together, “Vatera”) and Deerfield pursuant to which Vatera committed to provide $135.0 million over a period of five months, subject to the satisfaction of certain conditions (see Note 4 to the consolidated financial statements). In addition, the Loan Agreement provides that $5.0 million was deemed to have been loaned by Deerfield to us under the same terms and conditions. This agreement was approved by shareholders at a Special Meeting held on February 19, 2019. We drew $75.0 million under this facility in February 2019.
On January 14, 2019, Melinta and Deerfield entered into an amendment to the Deerfield Facility (the “Deerfield Facility Amendment”). The amendments set forth in the Deerfield Facility Amendment adjust certain covenants and provides for the redemption of up to $74.0 million into shares of the Company’s common stock at Deerfield’s option, at any time, subject to a 4.985% ownership cap. See Note 4 to the condensed consolidated financial statements for further details.
In March 2019, we designed a clinical study for a new formulation of Orbactiv, which will reduce the infusion time from the current three hours to one hour. We expect the study to be conducted in the second half of 2019 and to include approximately 100 patients. With the approval of a formulation with an infusion time of one hour, we expect to more aggressively compete in the hospital and non-hospital out-patient infusion settings for the treatment of patients with serious skin infections.
In April 2019, we filed an sNDA for Baxdela for the treatment of community-acquired bacterial pneumonia ("CABP"). We await the formal FDA acceptance of the filing as well as confirmation of the PDUFA date (or approval date). The approval of Baxdela for CABP would expand the market potential for Baxdela beyond ABSSSI with our target audience in the hospital and non-hospital setting.
Results of Operations for the Three Months Ended March 31, 2019 and 2018
Revenue
We recorded product sales, net of adjustments for returns and other allowances, of $11.8 million for both the three months ended March 31, 2019 and three months ended March 31, 2018. On a year-over-year basis, growth in sales of Vabomere and Minocin were offset with lower Baxdela and Orbactiv sales.
For the three months ended March 31, 2019, contract research revenue decreased $1.6 million compared to the three months ended March 31, 2018, due primarily to lower reimbursable expenses incurred in connection with the Baxdela CABP study, which is reimbursed 50% by Menarini. This decrease was partially offset by increases in reimbursement related to expenses incurred for other licensed products. We completed the enrollment for the Baxdela CABP study in July 2018, we filed the sNDA in April 2019, and we expect a decision on FDA approval for Baxdela for the CABP indication in the fourth quarter of 2019. As such, contract research revenue will continue to decrease over the next quarter of 2019.
For the three months ended March 31, 2019, license revenue was $0.9 million compared to $0 for the three months ended March 31, 2018. The license revenue in the current period relates to rights licensed to a partner to commercialize Baxdela in the Middle East/North Africa territories.
Cost of goods sold
Cost of goods sold for the three months ended March 31, 2019 and the three months ended March 31, 2018 was $7.4 million and $7.7 million, respectively. Cost of goods sold includes the direct manufacturing cost of products sold and allocated manufacturing overhead, including royalties for intellectual property supporting our products. Cost of goods sold in the three months ended March 31, 2019 and March 31, 2018, also includes $4.1 million and $4.7 million, respectively, of amortization of product rights (intangible assets) resulting from the purchase accounting for the IDB acquisition.
Research and Development Expense
For the three months ended March 31, 2019, our research and development expense decreased $10.8 million compared to the three months ended March 31, 2018, driven primarily by:

•	$6.6 million for development activities, principally clinical studies, supporting Baxdela, Vabomere, Orbactiv and Minocin, as well as development of solithromycin, which we wound down last year;

•	$2.0 million resulting from winding down our early stage research programs;

•	$0.7 million due to lower quality and regulatory activities, due to integration of the IDB products;

•	$0.4 million due to lower personnel-related and travel expenses; and

•	$0.9 million due to other costs.
We completed the CABP study in 2018, and we filed an sNDA with the FDA for Baxdela for the treatment of adult patients with CABP in April 2019. In addition, we terminated our agreement with BARDA for the development of solithromycin in 2018, and we wound down our early stage research programs in the first quarter of 2019. Accordingly, the company's research and development expenses will decrease significantly in 2019 compared to 2018.
Selling, General and Administrative Expense
For the three months ended March 31, 2019, selling, general and administrative expense decreased $8.7 million compared to the three months ended March 31, 2018, driven primarily by lower costs in connection with the integration of the Melinta, Cempra and IDB businesses in late 2018:

•	lower legal, consulting and other professional fees of $4.0 million;

•	lower commercial support and expenses of $2.4 million;

•	lower medical education of $1.1 million;

•	lower severance costs of $0.5 million; and

•	$0.8 million of gain from extinguishing lease liabilities.
Other Income (Expense), Net
Other expense, net, increased by $16.1 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, due principally to the recognition in 2018 of a $24.1 million gain on the remeasurement of our warrant liability and $2.7 million in grant income recognized under contracts that were terminated in 2018. Partially offsetting these decreases year-over-year was a gain of $6.0 million on the remeasurement of our conversion liability, lower non-cash interest expense related to the accretion of certain liabilities assumed in the IDB Transaction that were fully accreted or nearly fully accreted by the end of 2018, as well as a loss on the extinguishment of debt in 2018 (where there was no such extinguishment activity in the first quarter of 2019).
Critical Accounting Policies and Estimates
Our significant accounting policies are more fully described in our 2018 Annual Report on Form 10-K and Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements, which includes further information about recently issued accounting pronouncements. There were no material changes in our critical accounting policies since the filing of our 2018 Annual Report on Form 10-K other than discussed below.
Liquidity and Capital Resources
We have incurred significant losses and negative cash flows from operating activities since our inception. As of March 31, 2019, we had an accumulated deficit of $748.3 million, and we expect to continue to incur significant losses in the short term. In addition, we have substantial commitments in connection with our acquisition of the infectious disease business of The Medicines Company that we completed in January 2018, including payments related to deferred purchase price consideration, assumed contingent liabilities and the purchase of inventory. And, there are certain financial-related covenants under our Deerfield Facility, as amended in January 2019, including requirements that we (i) file an Annual Report on Form 10-K for the year ending December 31, 2019, with an audit opinion without a going concern qualification, (ii) maintain a minimum cash balance of $40.0 million through March 2020, and thereafter, a balance of $25.0 million, and (iii) achieve net revenue from product sales of at least $63.8 million for the year ending December 31, 2019. (See Note 4 to the consolidated financial statements for the accounting treatment of the Deerfield Facility.). In November 2018, the Company took actions to reduce its operating spend, including a reduction to the workforce of approximately 20.0% and a decision to begin to wind down its research and discovery function. To provide additional operating capital, in December 2018, the Company entered into a Senior Subordinated Convertible Loan Agreement (the “Loan Agreement”) with Vatera Healthcare Partners LLC and Vatera Investment Partners LLC (together, “Vatera”) pursuant to which Vatera committed to provide $135.0 million over a period of five months, subject to the satisfaction of certain conditions (see Note 4). Upon the effectiveness and under the terms of the Loan Agreement, we provided a deemed issuance of these notes to Deerfield in the amount of $5.0 million. We drew $75.0 million under this facility in February 2019, and while the remaining $60,000 is available through early July 2019, subject to certain closing conditions, it is not certain that all of these conditions will be met.
As of March 31, 2019, we held cash and cash equivalents of $116.9 million to fund operations. We are focused on several initiatives to fund the future operations of the Company and reduce our risk of default under the Deerfield Facility with respect to minimum cash requirements. In addition to pursuing the additional $60.0 million available under the Vatera Facility and a working capital revolver in place for up to $20.0 million, we are also exploring options to modify the terms of certain liabilities to increase our liquidity over the next 12 to 18 months. If our cash collections from revenue arrangements, including product sales, and other financing sources are not sufficient, we plan to control spending and would take further actions to adjust the spending level for operations if required. However, there is no guarantee that we will be successful in executing any or all of these initiatives.
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
The following table provides a summary of our cash position as of each of the period-end dates and the cash flows for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$(37,321)	$(51,419)
Investing activities	(1,221)	(166,887)
Financing activities	73,635	181,398
Net change in cash and equivalents	$35,093	$(36,908)

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2019 and 2018, was $37.3 million and $51.4 million, respectively. In 2018, the primary use of cash was related to supporting our commercial activities, in addition to development and discovery research activities for our product candidates and support for our general and administrative functions. We used $14.1 million less in operations during 2019 due primarily to lower operating expenses, excluding non-cash and debt extinguishment expenses, of $14.8 million, due primarily to a reduction in R&D expenses because of the conclusion of our CAPB study and the wind-down of our early-stage research activities, which was substantially completed by March 31, 2019. The cash used in operations year-over-year was driven slightly higher by changes in working capital accounts totaling $0.7 million.
Investing Activities. Net cash used in investing activities for the three months ended March 31, 2019, of $1.2 million was related principally to a $1.2 million licensing payment related to one of our commercial products. Net cash used in investing activities for the three months ended March 31, 2018, related to the purchase of IDB and the purchases of equipment.
Financing Activities. Net cash provided by financing activities of $73.6 million for the three months ended March 31, 2019, consisted primarily of $73.7 million provided by the issuance of convertible notes (net of $1.3 million of debt issuance costs).
Net cash provided by financing activities of $181.4 million for the three months ended March 31, 2018, consisted primarily of:

•	$190.0 million provided by the facility agreement;

•	$40.0 million provided by additional equity funding;

•	$6.5 million used for debt issuance costs; and

•	$40.0 million used for payment of notes payable, as well as $2.2 million for debt extinguishment.
Funding Sources and Requirements
Our principal operating source of funds is product sales, although we also generate significant amounts of funds through licensing our products in markets outside the U.S. and thorough grants which reimburse a portion of our research and development activities.

In connection with the IDB Transaction in January 2018, we entered into the Deerfield Facility. The Deerfield Facility, as amended in January 2019, provides up to $240.0 million in debt and equity financing, with a term of six years. We have approximately $145 million principal outstanding under the Deerfield Facility as of March 31, 2019 (see Liquidity and Capital Resources above for further details.)
To provide additional operating capital, in December 2018, the Company entered into a Senior Subordinated Convertible Loan Agreement (the “Loan Agreement”) with Vatera Healthcare Partners LLC and Vatera Investment Partners LLC (together, “Vatera”) pursuant to which Vatera committed to provide $135.0 million over a period of five months, subject to the satisfaction of certain conditions, but it is not certain that all of these conditions will be met (see Notes 1 and 4).
We expect to continue to incur significant losses into 2020, as we continue the development of, and seek regulatory approvals for, our product candidates, and commercialize our approved products. We are also subject to the risks associated with the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business operations. Additionally, we expect to incur additional costs associated with operating as a public company and may need substantial additional funding in connection with our continuing operations, commercial and product development activities.
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

•
pursue additional indications and regional approvals, leveraging our robust product portfolio and minimum 10-year market exclusivity period in the United States, including Baxdela for the treatment of CABP and a reformulation for Orbactiv; and

•	the remainder for working capital, selling, general and administrative expenses, and other general corporate purposes.
Until we can generate a sufficient amount of revenue from our products and licensing agreements, to finance our future cash needs, we are pursuing the $60.0 million of capital available under the Vatera Loan Agreement and a working capital revolver of up to $20.0 million, and we are also exploring options to modify the terms of certain liabilities to increase our liquidity over the next 12 to 18 months. If our cash collections from revenue arrangements, including product sales, and other financing sources are not sufficient, we plan to control spending and would take further actions to adjust the spending level for operations if required. However, there is no guarantee that we will be successful in executing any or all of these initiatives.
Contractual Obligations and Commitments
There have been no significant changes in our contractual obligations and commitments since the filing of and as disclosed in our 2018 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.
Recent Accounting Pronouncements
See Note 2 to the Condensed Consolidated Financial Statements for discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have not been any material changes to our exposure to market risk during the quarter ended March 31, 2019. For additional information regarding market risk, refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2018 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer

have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide the reasonable assurance discussed above.
Changes in Internal Control over Financial Reporting
No change to our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2018 Annual Report on Form 10-K.

Item 6. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Filed	Exhibit Number	Filed Herewith
10.1	Separation and Release agreement with Erin Duffy, Ph.D. dated April 9, 2019.				X
10.2	Melinta Amended and Restated 2018 Stock Incentive Plan dated February 19, 2019. *				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	Financials in XBRL format.				X

+	The exhibit contains a management contract, compensatory plan or arrangement which is required to be identified in this report.
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

MELINTA THERAPEUTICS, INC.

Dated:	By:	/s/ John H. Johnson
May 10, 2019		John H. Johnson
Interim Chief Executive Officer and Director

Dated:	By:	/s/ Peter J. Milligan
May 10, 2019		Peter J. Milligan
Chief Financial Officer