Form 10-Q
period 2019-06-30
MELINTA THERAPEUTICS, INC. /NEW/
filed 2019-08-09
CIK 1461993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of August 2, 2019, there were 13,750,691 shares of the registrant’s common stock, $0.001 par value, outstanding.

MELINTA THERAPEUTICS, INC.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
MELINTA THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and equivalents	$90,343	$81,808
Receivables (See Note 3)	19,081	22,485
Inventory	42,043	41,341
Prepaid expenses and other current assets	5,292	3,848
Total current assets	156,759	149,482
Property and equipment, net	1,309	1,586
Intangible assets, net	220,949	229,196
Other assets (See Note 3)	61,355	61,326
Total assets	$440,372	$441,590
Liabilities
Current liabilities
Accounts payable	$5,792	$16,765
Accrued expenses	27,260	33,924
Deferred purchase price and other liabilities (See Notes 3 and 4)	83,031	78,394
Accrued interest on notes payable	4,305	4,485
Warrant liability	129	38
Conversion liability (See Note 4)	11,869	—
Total current liabilities	132,386	133,606
Long-term liabilities
Notes payable, net of debt discount and costs (See Note 4)	93,821	110,476
Convertible notes payable to related parties, net of debt discount and costs (See note 4)	63,239	—
Other long-term liabilities	9,259	7,444
Total long-term liabilities	166,319	117,920
Total liabilities	298,705	251,526
Commitments and contingencies (See Note 10)
Shareholders' Equity
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued or outstanding at June 30, 2019, and December 31, 2018, respectively	—	—
Common stock; $.001 par value; 80,000,000 shares authorized; 11,829,897 and 11,204,050 issued and outstanding at June 30, 2019, and December 31, 2018, respectively	12	11
Additional paid-in capital	926,152	909,896
Accumulated deficit	(784,497)	(719,843)
Total shareholders’ equity	141,667	190,064
Total liabilities and shareholders’ equity	$440,372	$441,590

The accompanying notes are an integral part of these condensed consolidated financial statements

MELINTA THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Product sales, net	$13,825	$9,152	$25,600	$20,998
Contract research	2,130	2,870	3,539	5,865
License	—	—	900	—
Total revenue	15,955	12,022	30,039	26,863
Operating expenses:
Cost of goods sold	8,639	10,989	16,004	18,675
Research and development	3,527	15,813	8,891	31,942
Selling, general and administrative	30,932	34,946	56,873	69,570
Total operating expenses	43,098	61,748	81,768	120,187
Loss from operations	(27,143)	(49,726)	(51,729)	(93,324)
Other income (expense):
Interest income	210	63	397	273
Interest expense	(8,176)	(10,659)	(15,279)	(20,855)
Interest expense (related party, see Note 4)	(1,365)	—	(1,929)	—
Change in fair value of warrant and conversion liabilities	261	2,389	6,276	26,474
Loss on extinguishment of debt	—	—	(346)	(2,595)
Other income (expense)	8	32	(65)	36
Grant income (expense)	25	2,121	(37)	4,779
Other income (expense), net	(9,037)	(6,054)	(10,983)	8,112
Net loss	$(36,180)	$(55,780)	$(62,712)	$(85,212)
Basic and diluted net loss per share	$(3.07)	$(6.92)	$(5.42)	$(11.96)
Basic and diluted weighted average shares outstanding	11,801,874	8,059,471	11,567,250	7,126,687

The accompanying notes are an integral part of these condensed consolidated financial statements

MELINTA THERAPEUTICS, INC.
Condensed Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance as of January 1, 2019	11,204,049	$11	$909,896	$(719,843)	$190,064
Share-based compensation	—	—	909	—	909
Issuance of common shares	1,705	—	8	—	8
Vesting of restricted stock units	24,143	—	—	—	—
Issuance of common shares upon conversion of convertible notes	550,000	1	2,766	—	2,767
Discount on issuance of convertible notes (deemed shareholder contribution) (Note 4)	—	—	11,242	—	11,242
Cumulative adjustment upon adoption of lease accounting standard (Note 6)	—	—	—	(1,942)	(1,942)
Net loss	—	—	—	(26,532)	(26,532)
Balance as of March 31, 2019	11,779,897	$12	$924,821	$(748,317)	$176,516
Share-based compensation	—	—	1,331	—	1,331
Vesting of restricted stock units	50,000	—	—	—	—
Net loss	—	—	—	(36,180)	(36,180)
Balance as of June 30, 2019	11,829,897	$12	$926,152	$(784,497)	$141,667

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance as of January 1, 2018	4,399,788	$4	$644,991	$(572,659)	$72,336
Adoption of revenue accounting standard	—	—	—	10,008	10,008
Share-based compensation	—	—	955	—	955
Issuance of common shares	40	—	3	—	3
Vesting of restricted stock units	5,521	—	—	—	—
Issuance of common shares in connection with IDB Transaction	1,865,301	2	145,961	—	145,963
Net loss	—	—	—	(29,432)	(29,432)
Balance as of March 31, 2018	6,270,650	$6	$791,910	$(592,083)	$199,833
Share-based compensation	—	—	1,649	—	1,649
Vesting of restricted stock units	3,400	—	—	—	—
Issuance of common shares	4,928,000	5	115,267	—	115,272
Net loss	—	—	—	(55,780)	(55,780)
Balance as of June 30, 2018	11,202,050	$11	$908,826	$(647,863)	$260,974

The accompanying notes are an integral part of these condensed consolidated financial statements

MELINTA THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(62,712)	$(85,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,421	8,494
Non-cash interest expense	7,909	12,225
Share-based compensation	2,207	2,373
Change in fair value of warrant and conversion liabilities	(6,276)	(26,474)
Loss on extinguishment of debt	346	2,595
Gain on extinguishment of lease liabilities	(914)	—
Provision for inventory obsolescence	392	2,532
Changes in operating assets and liabilities:
Receivables	3,404	(3,169)
Inventory	(1,060)	(4,628)
Prepaid expenses and other current assets and liabilities	(581)	519
Accounts payable	(10,901)	4,632
Accrued expenses	(4,605)	(1,323)
Accrued interest on notes payable	(181)	4,105
Deposits on inventory	—	(22,983)
Other non-current assets and liabilities	1,554	565
Net cash used in operating activities	(62,997)	(105,749)
Investing activities
IDB acquisition	—	(166,383)
Purchases of intangible assets	(1,209)	(2,000)
Purchases of property and equipment	(12)	(927)
Net cash used in investing activities	(1,221)	(169,310)
Financing activities
Proceeds from the issuance of notes payable	—	111,421
Proceeds from the issuance of convertible notes payable to related party	75,000	—
Costs associated with the issuance of notes payable	(2,183)	(6,455)
Proceeds from the issuance of warrants	—	33,264
Proceeds from the issuance of royalty agreement	—	1,472
Purchase of notes payable disbursement option	—	(7,609)
Proceeds from issuance of common stock, net, to lender	—	51,452
Proceeds from issuance of common stock, net	8	155,759
Debt extinguishment	—	(2,150)
IDB acquisition deferred payments	(72)	(398)
Proceeds from the exercise of stock options, net of cancellations	—	3
Principal payments on notes payable	—	(40,000)
Net cash provided by financing activities	72,753	296,759
Net increase in cash and equivalents	8,535	21,700
Cash, cash equivalents and restricted cash at beginning of the period	82,008	128,587
Cash, cash equivalents and restricted cash at end of the period	$90,543	$150,287
Supplemental cash flow information:
Cash paid for interest	$8,762	$4,480
Supplemental disclosure of non-cash financing and investing activities:
Accrued purchases of fixed assets	$—	$366

The accompanying notes are an integral part of these condensed consolidated financial statements

MELINTA THERAPEUTICS, INC.
June 30, 2019
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data or as otherwise noted)
(Unaudited)
NOTE 1 – FINANCIAL STATEMENTS
The accompanying condensed consolidated financial statements have been prepared assuming Melinta Therapeutics, Inc. (the “Company,” “we,” “us,” “our,” or “Melinta”) will continue as a going concern. We are not currently generating revenue from operations that is sufficient to cover our operating expenses and do not anticipate generating revenue sufficient to offset operating costs in the short-term. We have incurred losses from operations since our inception and had an accumulated deficit of $784,497 as of June 30, 2019, and we expect to incur substantial expenses and further losses in the short term for the development and commercialization of our product candidates and approved products. In addition, we have substantial commitments in connection with our acquisition of the Infectious Disease Business ("IDB") of The Medicines Company ("Medicines") that we completed in January 2018, including payments related to deferred purchase price consideration, assumed contingent liabilities and the purchase of inventory. And, there are certain financial-related covenants under our Deerfield Facility, as amended in January 2019, including requirements that we (i) file an Annual Report on Form 10-K for the year ending December 31, 2019, with an audit opinion without a going concern qualification, (ii) maintain a minimum cash balance of $40,000 through March 2020, and thereafter, a balance of $25,000, and (iii) achieve net revenue from product sales of at least $63,750 for the year ending December 31, 2019. (See Note 4 to the consolidated financial statements for further details on the Deerfield Facility.)
In addition, under a Senior Subordinated Convertible Loan Agreement with Vatera Healthcare Partners LLC and Oikos Investment Partners LLC (formerly known as Vatera Investment Partners LLC) (together, “Vatera”), as amended in June 2019 (the "Amended Loan Agreement"), we have access to an additional $27,000 by October 31, 2019, subject to certain closing conditions. These conditions include a requirement that no default has occurred or is reasonably expected to occur under the terms of the Amended Loan Agreement, including the condition that the Company's audit opinion on the 2019 financial statements will not include a going concern qualification, and the Company must also establish a working capital revolver of at least $10,000. In addition, we are subject to certain financial-related covenants under the Amended Loan Agreement, including that we (i) file an Annual Report on Form 10-K for the year ending December 31, 2019, with an audit opinion without a going concern qualification, (ii) maintain a minimum cash balance of $36,000 through March 2020, and thereafter, a balance of $22,500, and (iii) achieve net revenue from product sales of at least $57,375 for the year ending December 31, 2019. (See Note 4 to the consolidated financial statements for further details on the Amended Loan Agreement.)
Our future cash flows are dependent on key variables such as our ability to access additional capital under our Deerfield Facility and Amended Loan Agreement, our ability to secure a working capital revolver, which is allowed under the Deerfield Facility and required in order to access the remaining commitments under the Amended Loan Agreement, our ability to raise additional capital from the equity markets, and most importantly, the level of sales achievement of our four marketed products, all of which is subject to significant uncertainty. Given the softness in our product sales to date, we believe that there is risk in compliance with the minimum sales covenant under the Deerfield Facility of $63,750 for 2019, as well as our ability to meet the conditions to draw the additional $50,000 of capacity under the Deerfield Facility, which will become available only upon achieving annualized net sales of $75,000 over a two-quarter period ($37,500) before the end of 2019. Further, based on our current forecast, and given our current cash on hand and expected challenges and low likelihood of securing sufficient additional capital in the equity markets, it is likely in the next few quarters that we will not be in compliance with the minimum cash requirement or the going concern covenants mentioned above, either of which would result in both our inability to draw the remaining $27,000 under the Amended Loan Agreement and an event of default under both the Deerfield Facility and Amended Loan Agreement. If an event of default occurs without obtaining waivers or amending certain covenants, the lenders could exercise their rights under the Deerfield Facility and Amended Loan Agreement to accelerate the terms of repayment. If repayment is accelerated, it would be unlikely that the Company would be able to repay the outstanding amounts, including any interest and exit fees, under these credit facilities.
Due to the conditions outlined above, we are not able to conclude under FASB Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, that it is probable the actions discussed below will be effectively implemented and, therefore, our current operating plans, existing cash and cash collections from existing revenue arrangements and product sales may not be sufficient to fund our operations for the next 12 months. As such, we believe there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

As of June 30, 2019, the Company had $90,343 in cash and cash equivalents. We continue to look for alternative sources of liquidity, including exploring options to modify the terms of certain assumed liabilities and commitments with various stakeholders and claimants, including $80,000 in payments relating to the IDB acquisition and contractually due to The Medicines Company (see Note 10). And, while we filed a claim against The Medicines Company to dispute payment of such amounts, it is not certain that we will get relief from all or any portion of these payments. In addition, in order to avoid default under our credit facilities, we are working to negotiate with our creditors to amend the terms of the respective agreements, but there can be no assurance that such negotiations will be successful.
The Company is continuing its evaluation of strategic alternatives, which may include seeking additional public or private financing, sale or merger of the Company, or other alternatives that would enhance the liquidity and ongoing continuing operations of the business. There can be no assurances that the Company will be successful in the implementation of any of these alternatives. If our efforts described in this and the preceding paragraph are unsuccessful, the Company may be forced to materially reduce its operations, which would have a material adverse effect on its results of operations, or it may be unable to continue as a going concern, in which case the Company may be forced to seek relief through a filing under the U.S. Bankruptcy Code.
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
A significant portion of our trade receivables is due from three large wholesaler customers for our products, which constitute 40%, 25% and 24%, respectively, of our trade receivable balance at June 30, 2019.
Fair Value of Financial Instruments—The carrying amounts of our financial instruments, which include cash and cash equivalents, trade and other receivables, accounts payable, accrued expenses, and notes payable approximated their fair values at June 30, 2019, and December 31, 2018.
Intangible Assets—Intangible assets consist of capitalized milestone payments for the licenses we use to make our products and the fair value of identifiable intangible assets acquired. Given the uncertainty of forecasts of future revenue for our products, we amortize the cost of intangible assets on a straight-line basis over the estimated economic life of each asset, generally the exclusivity period of each associated product. Amortization of intangible assets was $4,124 and $8,247, for the three and six months ended June 30, 2019, respectively, and $3,542 and $8,218 for the three and six months ended June 30, 2018, respectively. Based on the intangible asset balances as of June 30, 2019, amortization expense is expected to be approximately $8,247 for the remaining six months of 2019 and $16,495 in each of the years 2020 through 2023.
Revenue Recognition—We recognize revenue from sales of our commercial products and under our licensing arrangements in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606").
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
At the end of each reporting period, we adjust our product sales allowances when we believe actual experience may differ from current estimates. The following table provides a summary of activity with respect to our sales allowances and accruals during the first six months of 2019:

	Cash Discounts	Product Returns	Chargebacks	Fees-for- Service	MelintAssist	Government Rebates	Commercial Rebates	Admin Fees
Balance as of January 1, 2019	$245	$2,970	$762	$818	$412	$693	$599	$138
Allowances for sales	658	919	2,764	1,902	757	1,120	741	310
Payments and credits issued	(684)	(681)	(2,801)	(1,984)	(671)	(653)	(640)	(278)
Balance as of June 30, 2019	$219	$3,208	$725	$736	$498	$1,160	$700	$170

The allowances for cash discounts and chargebacks are recorded as contra-assets in trade receivables; the other balances are recorded in other accrued expenses.
Licensing Arrangements
We enter into license and collaboration agreements for the research and development ("R&D") and/or commercialization of therapeutic products. The terms of these agreements may include nonrefundable licensing fees, funding for research and development and manufacturing, milestone payments and royalties on any product sales derived from the collaborations in exchange for the delivery of licenses and rights to sell our products within specified territories outside the United States.
In the determination of whether our license and collaboration agreements are accounted for under ASC 606 or ASC 808, Collaborative Arrangements, we first assess whether or not the partner in the arrangement is a customer. If the partner in the arrangement is deemed a customer as it relates to some or all of our performance obligations, then the consideration associated with those performance obligations is accounted for as revenue under ASC 606.
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
As of June 30, 2019, we do not have any contract assets or liabilities and our contracts do not have any significant financing components. And, we have not capitalized contract origination costs.
 Comprehensive Loss—Comprehensive loss is equal to net loss as presented in the accompanying statements of operations.
Advertising Expense—We record advertising expenses when they are incurred. We recognized $298 and $474, of advertising expense in the three and six months ended June 30, 2019, respectively, and $475 and $885 in the three and six months ended June 30, 2018, respectively.
Leases—On January 1, 2019, we adopted Topic 842, Leases ("Topic 842") which requires lessees to recognize assets and liabilities for most leases at the lease inception. All of the Company's leases are operating leases, which are included in other long-term assets as operating right of use ("ROU") assets and other liabilities as operating lease liabilities in our consolidated balance sheets.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We will use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are accounted for separately.
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
Recently Issued and Adopted Accounting Pronouncements
We adopted Topic 842, Leases, codified as ASC 842 on January 1, 2019 ("Effective Date"). ASC 842 requires lessees to recognize assets and liabilities on the balance sheet for most leases but recognize expense on the income statement in a manner similar to previous accounting. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements or an optional transition method, whereby an entity can elect to apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restatement of comparative prior periods. We adopted this guidance on the Effective Date, electing the optional transition method. Consequently, we did not recast the comparative periods presented in this Quarterly Report on Form 10-Q. In addition, as permitted under ASC 842, we elected several practical expedients and therefore did not reassess at the Effective Date (1) whether any existing contract is or contains a lease, (2) the classification of existing leases, (3) whether previously capitalized costs continue to qualify as initial indirect costs. We also elected not to record on the balance sheet a lease whose term is 12 months or less and does not include a purchase option that the lessee is reasonably certain to exercise. We did not elect the practical expedient to not separate lease and non-lease components.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
For discussion of other issued accounting standards prior to January 1, 2019, but not yet effective, refer to Note 2. Summary of Significant Accounting Polices - Recently Issued Accounting Pronouncements Not Yet Adopted in our Annual Report on Form 10-K for the year ended December 31, 2018.
NOTE 3 – BALANCE SHEET COMPONENTS

Cash, Cash Equivalents and Restricted Cash—Cash, cash equivalents and restricted cash, as presented on the Condensed Consolidated Statements of Cash Flows, consisted of the following:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$90,343	$81,808
Restricted cash (included in Other Assets)	200	200
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$90,543	$82,008

Accounts Receivable—Accounts receivable consisted of the following:

	June 30, 2019	December 31, 2018
Trade receivables	$10,573	$11,509
Contracted services	8,031	10,293
Other receivables	477	683
Total receivables	$19,081	$22,485

Inventory—Inventory consisted of the following:

	June 30, 2019	December 31, 2018
Raw materials	$28,838	$24,507
Work in process	10,658	11,700
Finished goods	9,276	12,204
Gross value of inventory	48,772	48,411
Less: valuation reserves	(6,729)	(7,070)
Total inventory	$42,043	$41,341
Other Assets—Other assets consisted of the following:

	June 30, 2019	December 31, 2018
Deerfield disbursement option (see Note 4)	$7,609	$7,608
Long-term inventory deposits	47,615	51,127
Other assets	1,356	2,391
Right-of-use assets	4,575	—
Restricted cash	200	200
Total other assets	$61,355	$61,326

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
Accrued Expenses—Accrued expenses consisted of the following:

	June 30, 2019	December 31, 2018
Accrued contracted services	$3,223	$2,909
Payroll related expenses	9,223	15,585
Professional fees	189	3,598
Accrued royalty payments	1,883	2,052
Accrued sales allowances	6,473	5,630
Accrued other	6,269	4,150
Total accrued expenses	$27,260	$33,924

Accrued contracted services are primarily comprised of amounts owed to third-party clinical research organizations for research and development work and contract manufacturers for research and commercial drug product manufacturing performed on behalf of Melinta, and amounts owed to third-party marketing organizations for work performed to support the commercialization and sale of our products.
Accrued payroll related expenses are primarily comprised of accrued employee termination benefits, bonus and vacation.
Deferred Purchase Price and Other Liabilities—Other liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Deferred purchase price	$51,107	$48,394
Milestone liability	30,000	30,000
Lease liabilities, current	1,924	—
Total deferred purchase price and other liabilities	$83,031	$78,394
Other Long-Term Liabilities—Other liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Lease liabilities, net of current	$3,567	$—
Long-term accrual royalties	657	2,230
Long-term deferred purchase price	5,018	4,708
Other long-term liabilities	17	506
Total other long-term liabilities	$9,259	$7,444

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
Facility Agreement
On January 5, 2018 (the “Agreement Date”), we entered into the Facility Agreement (the “Facility Agreement”) with affiliates of Deerfield Management Company, L.P. (collectively, “Deerfield”). Pursuant to the terms of the Facility Agreement, (i) we issued 625,569 shares of our common stock to Deerfield at a price of $67.50 on January 5, 2018, for total proceeds of $42,226, pursuant to a Securities Purchase Agreement, and (ii) Deerfield loaned us $147,774 as an initial disbursement (the “Term Loan”), for total proceeds of $190,000. We used the proceeds from the Facility Agreement to retire the 2017 Loan Agreement (discussed above) and to fund the IDB acquisition on the Agreement Date.
Under the terms of the Facility Agreement, we have the right to draw from Deerfield additional disbursements up to $50,000 (the “Disbursement Option”), which may be made available upon the satisfaction of certain conditions, such as our having achieved annualized net sales of at least $75,000 over a trailing two-quarter period prior to the end of 2019. The Term Loan bears interest at a rate of 11.75%, while funds distributed pursuant to the Disbursement Option will bear interest at a rate of 14.75%.
On January 14, 2019, in conjunction with the Vatera Loan Agreement (discussed below), we entered into an amendment to the Facility Agreement (the “Deerfield Facility Amendment”). The Deerfield Facility Amendment was a condition (among other conditions) to the funding of the Vatera Loan Agreement, and became effective upon the funding of the initial $75,000 disbursement under the Vatera Loan Agreement in February 2019.
The Deerfield Facility Amendment (i) modified the definition of “change of control” under the Deerfield Facility to permit Vatera and their respective affiliates to own 50% or more of the equity interests in Melinta on a fully diluted basis; (ii) modified the definition of “Indebtedness” under the Deerfield Facility to exclude certain specific payments under (a) the Agreement and Plan of Merger, dated as of December 3, 2013, among the Medicines Company, Rempex Pharmaceuticals, Inc. and the other parties thereto and (b) the Purchase and Sale Agreement, dated as of November 28, 2017, between The Medicines

Company and Melinta Therapeutics, Inc.; (iii) modified the definition of “Permitted Indebtedness” under the Deerfield Facility to permit the payment of a certain amount of the interest on the Vatera Loan Agreement (described below) in cash; (iv) eliminated the requirement that the Company’s audited financial statements for the fiscal year ending December 31, 2018, be delivered without an explanatory paragraph expressing doubt as to the Company’s status as a going concern; (v) reduced the net sales covenant set forth in the Facility Agreement for all periods after December 31, 2018, by 15% (we must now achieve net product sales of at least $63,750 during 2019 and at least $85,000 during 2020); (vi) requires the Company to hold a minimum cash balance of $40,000 through March 31, 2020, and $25,000 thereafter; (vii) increased the exit fee under the Deerfield Facility from 2% to 4%; and (viii) made certain other technical modifications, including to accommodate the Vatera Loan Agreement. The requirement to achieve annualized net sales of $75,000 over a trailing two-quarter period by the end of 2019 in order to draw the Disbursement Option was not amended.
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
Conversion Right
The initial fair value of the Conversion Right was determined to be $18,962 using a "with and with-out" model. The with and with-out model compares the fair value of the amended Term Loan with the Conversion Right, which assumes the full Convertible Notional Amount is converted based on market conditions and other factors at the amendment date, which is based on an option pricing technique, compared with the fair value of the Term Loan assuming no Conversion Right, which is based on a discounted cash flow ("DCF") analysis of the contractual terms of the Convertible Notional Amount.
The significant assumptions or inputs used in the with and with-out model used to estimate the fair value of the Convertible Notional Amount were: the price of our common stock on the amendment date, an expected volatility of 80%, and an estimated yield of 20.6%. Due to the inherent uncertainty of determining the fair value of the Convertible Notional Amount using Level 3 inputs, the fair value may differ significantly from the values that would have been used had a ready market or observable inputs existed. We will remeasure this Conversion Right liability at fair value at each quarterly reporting period.
The fair value of the Conversion Right liability was $11,869 as of June 30, 2019. The change in fair value of the Conversion Right liability was recorded as a gain in fair value of $367 and $6,367, in the three and six months ended June 30, 2019, respectively, and $726 was recorded as an offset to loss on extinguishment of debt (because of the conversion discussed below) in the six months ended June 30, 2019.

In March 2019, Deerfield converted principal of $2,833 under the Term Loan at a rate of $5.15 per share, resulting in the issuance of 550,000 shares of common stock. We recognized a loss on extinguishment of debt of $346, related primarily to the write off of unamortized debt issuance costs associated with the converted principal amount, partially offset by the gain discussed in the previous paragraph.
After the end of the quarter, in July 2019, Deerfield converted principal of $11,633 under the Term Loan at a weighted-average rate of $6.06 per share, resulting in the issuance of 1,920,794 new shares of common stock.
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
The $2,833 of principal converted to common shares in March 2019, was carried on the books at the discounted value of $1,694 on the day of conversion. After deducting the $2,833 of principal converted to common shares (and the avoidance of paying the 4.0% exit fee on the amount converted), the new remaining amount of required future cash payments was reduced to $150,739 (remaining term loan principal of $144,941 plus exit fee of $5,798). The Facility Agreement allows for prepayment beginning only in January 2021, with prepayment penalties equal to 2% plus a percentage of annual interest at the time of prepayment ranging between 25% and 75%. As such, if we were to refinance the Term Loan in January 2021, the prepayment penalties would be approximately $15,000.
Under the Facility Agreement, as amended, the accretion of the principal of the term loan, conversion redemptions, and the future payments, including the 4.0% exit fee due at the end of the term, but excluding the 11.75% rate applied to the $147,774 note per the form of the Facility Agreement, at June 30, 2019, are as follows:

	Beginning Balance	Record Conversion Right and Issuance Costs		Accretion Expense(2)	Principal Payments and Exit Fee (2)	Conversion	Ending Balance
January 5 - December 31, 2018	$104,966			$5,510	—	$—	$110,476
January 1 - June 30, 2019	110,476	(23,621)	(1)	4,330	—	(1,694)	89,491
July 1 - December 31, 2019 (3)	89,491			5,366	—	—	94,857
Year Ending December 31, 2020	94,857			13,284	—	—	108,141
Year Ending December 31, 2021	108,141			18,044	—	—	126,185
Year Ending December 31, 2022	126,185			17,459	(69,089)	—	74,555
Year Ending December 31, 2023	74,555			7,079	(75,370)	—	6,264
Year Ending December 31, 2024	6,264			16	(6,280)	—	—
		$(23,621)		$71,088	$(150,739)	$(1,694)

(1.)
Consists of $18,962, representing the day-one fair value of the conversion right, and $4,659, which is comprised of (a) additional issuance costs of $408, and (b) the initial fair value of the Deerfield Portion of the Vatera Loan Agreement of $4,251; as we did not receive cash from Deerfield but, rather, issued the Deerfield Portion in consideration for amending the Facility Agreement, the $4,251 is treated as debt issuance costs. The total of $23,621 will be accreted over the remaining life of the loan.

(2.)	Accretion expense, principal payments and the exit fee will be reduced each time Deerfield exercises their conversion right.

(3.)	The table does not reflect any conversions made after June 30, 2019.
As of June 30, 2019, as reflected in the table above, the carrying value of the Facility Agreement was $89,491; this amount, combined with $4,330, the carrying value of the amount payable for the Deerfield Portion of the Vatera Loan Agreement, including interest and accretion expense, equals the amount of the notes payable to Deerfield on our consolidated balance sheet of $93,821.
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
Subject to the satisfaction (or waiver) of the conditions precedent set forth in the Loan Agreement, as amended in February 2019, $75,000 of Convertible Loans may be drawn in a single draw on or prior to February 25, 2019, up to $25,000 of additional Convertible Loans may be drawn in a single draw after March 31, 2019, but on or prior to June 30, 2019, and up to $35,000 of additional Convertible Loans may be drawn in a single draw after June 30, 2019, but on or prior to July 10, 2019. (The amount of additional Convertible Loans available to us was reduced when we and Vatera amended the Loan Agreement terms in June 2019 - please refer to Vatera Loan Amendment section below.)
Among the conditions precedent, the Loan Agreement required the approval of the shareholders of Melinta to ensure the number of authorized shares of common stock was sufficient to accommodate the potential conversion of the Convertible Loans and approval of the issuance of the Convertible Loans, in accordance with Nasdaq rules. In addition, before each draw, these conditions include a requirement that no default is reasonably expected to occur under the terms of the Amended Loan Agreement, including the condition that the Company's audit opinion on the 2019 financial statements does not include a going concern qualification, and the Company must also establish a working capital revolver of at least $10,000 to draw the last tranche under the Agreement. Melinta drew the first tranche ("Initial Draw") of $75,000 on February 22, 2019 ("Initial Draw Date"), at which time we deemed issuance of the $5,000 Deerfield Portion, for a total of $80,000 outstanding. On February 19, 2019, at a Special Meeting of the shareholders, the shareholders approved both a reverse stock split and an increase of the authorized shares, only one of which was to be implemented by the board of directors, as well as the issuance of the Convertible Notes. the board of directors implemented a 1-for-5 reverse split on February 22, 2019.
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

The significant assumptions or inputs used in the convertible bond lattice model used to estimate the fair value of the Convertible Notes were: the price of our common stock on the Initial Draw Date, an expected volatility of 76%, and an estimated yield of 29.8%. Due to the inherent uncertainty of determining the fair value of the Convertible Notes using Level 3 inputs, the fair value may differ significantly from the values that would have been used had a ready market or observable inputs existed.
In connection with the Initial Draw, the Company incurred debt issue costs of $1,775, which is being amortized as additional interest expense over the term of the Convertible Loans. In addition, we will accrete the Interim Exit Fee as additional interest expense over the term of the Convertible Loans, which will ultimately total $928. The total cost of all items (cash and paid-in kind interest ("PIK interest") expense as well as amortization/accretion of the debt issuance costs, the Interim Exit Fee, and the Valuation Discount) is being recognized as interest expense using an effective interest rate of approximately 8.6%.
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
The accretion of the principal of the Loan Agreement, PIK interest, and the future payments, including the exit fees due at the end of the term, for the $80,000 outstanding under the arrangement (including the $5,000 "Deerfield Portion"), are as follows:

	Beginning Balance	Additional Draws	Paid-in Kind Interest	Accretion Expense	Principal Payments and Exit Fee	Ending Balance
February 25 - June 30, 2019	$66,234		$718	$617	$—	$67,569
July 1 - December 31, 2019	67,569		1,035	931	—	69,535
Year Ending December 31, 2020	69,535		2,098	2,037	—	73,670
Year Ending December 31, 2021	73,670		2,146	2,296	—	78,112
Year Ending December 31, 2022	78,112		2,200	2,586	—	82,898
Year Ending December 31, 2023	82,898		2,257	2,905	—	88,060
Year Ending December 31, 2024	88,060		2,321	3,264	—	93,645
Year Ending December 31, 2025	93,645		38	57	(93,740)	—
Total			$12,813	$14,693	$(93,740)
Of the $67,569 carrying value of the Convertible Notes as of June 30, 2019, as reflected in the table above, $63,239 related to the Vatera Portion and $4,330 related to the Deerfield Portion.
Vatera Loan Amendment
On June 28, 2019, we and Vatera agreed to an amendment to the Loan Agreement (the “Loan Agreement Amendment”) to provide for certain modifications, including an extension of the period to draw the remaining unfunded commitments under the Loan Agreement to October 31, 2019 and a reduction of such commitments to $27,000 (replacing the $60,000 of unfunded commitments that were previously available for borrowing under the Loan Agreement). Our ability to borrow the additional $27,000 remains subject to satisfaction of certain conditions precedent set forth in the original Loan Agreement, including, without limitation: the absence of a material adverse effect on the Company; the absence of a default or event of default under the Loan Agreement and no such default or event of default being reasonably expected to occur; accuracy of the representations and warranties made by the Company and its subsidiaries under the Loan Agreement and the related loan documents in all material respects; and the common stock of the Company remaining listed on NASDAQ or another eligible market.
Interest

We recorded amortization expense and cash interest for the Facility Agreement and Loan Agreement in the three and six months ended June 30, 2019 and 2018, as follows. All amounts were recorded as interest expense in our statement of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Facility Agreement
Amortization	2,368	1,373	4,331	2,497
Cash Interest	4,305	4,389	8,534	8,585
Total	6,673	5,762	12,865	11,082
Loan Agreement
Amortization	439	—	617	—
Cash Interest	507	—	718	—
Total	946	—	1,335	—
NOTE 5 – FAIR VALUE MEASUREMENTS
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
The following is an explanation of the valuation techniques used in establishing fair value for our Level 3 liabilities held at fair value on a recurring basis. Depending on the complexity of the valuation technique we may engage a third-party professional service provider to assist us in determining the fair value.
Royalty Contingent Consideration from IDB Acquisition
We estimate the fair value of the royalty contingent consideration from the IDB acquisition by a applying an option-pricing model in conjunction with a DCF technique. This methodology includes applying a Black-Scholes option-pricing model to evaluate the royalty payments based on projected net sales of the related products, which are then discounted using a credit risk adjusted rate to arrive at the present value.
Changes to the royalty contingent consideration, other than the passage of time, may result from adjustments related, but not limited to, changes in discount rates and the number of remaining periods to which the discount rate is applied, updates in the assumed achievement or timing of any development or commercial milestone or changes in the probability of certain clinical events, changes in our forecasted sales of products acquired, and changes in the assumed probability associated with regulatory approval. At the end of each reporting period, we evaluate the need to remeasure the contingent consideration and, if appropriate, we revalue these obligations and record increases or decreases in their fair value in selling, general and administrative ("SG&A") expenses within the accompanying consolidated statements of operations.
Warrant liability
We estimate the fair value of the common stock warrants acquired by Deerfield in connection with the Deerfield Facility Agreement by applying a Black-Scholes option-pricing model. The significant inputs include the risk-free interest rate, remaining contractual term, and expected volatility.
We remeasure the warrant liability as of the end of each quarterly reporting period and record increases or decreases in estimated fair value in change in fair value of warrant and conversion liabilities within the accompanying consolidated statement of operations.
Conversion right liability

We estimate the fair value of the Conversion Right using a "with and with-out" model. The with and with-out model compares the fair value of the amended Term Loan with the Conversion Right, which assumes the full Convertible Notional Amount is converted based on market conditions and other factors at the measurement date, which is based on an option pricing technique, compared with the fair value of the Term Loan assuming no Conversion Right, which is based on a DCF analysis of the contractual terms of the Convertible Notional Amount. The significant inputs used in the with and with-out model used to estimate the fair value of the Convertible Notional Amount are the price of our common stock on the measurement date, expected volatility, and estimated yield.
We remeasure Conversion Right liability as of the end of each quarterly reporting period and record increases or decreases in estimated fair value in change in fair value of warrant and conversion liabilities within the accompanying consolidated statement of operations.
The following table lists our assets and liabilities that are measured at fair value and the level of the lowest significant inputs used to measure their fair value at June 30, 2019, and December 31, 2018. The money market fund is included in cash and cash equivalents on the balance sheet; the other items are in the captioned line of the balance sheet.

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$33,263	$—	$—	$33,263
Total assets at fair value	$33,263	$—	$—	$33,263

Liabilities:
Current royalty contingent consideration from IDB acquisition	$—	$—	$1,179	$1,179
Long-term royalty contingent consideration from IDB acquisition	—	—	5,018	5,018
Warrant liability	—	—	129	129
Conversion liability (see Note 4)	—	—	11,869	11,869
Total liabilities at fair value	$—	$—	$18,195	$18,195

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$32,883	$—	$—	$32,883
Total assets at fair value	$32,883	$—	$—	$32,883

Liabilities:
Current royalty contingent consideration from IDB acquisition	$—	$—	$1,006	$1,006
Long-term royalty contingent consideration from IDB acquisition	—	—	4,708	4,708
Warrant liability	—	—	38	38
Total liabilities at fair value	$—	$—	$5,752	$5,752

The following tables provide quantitative information about valuation techniques and the Company’s significant inputs to the Company’s Level 3 fair value measurements as of June 30, 2019, and December 31, 2018. The table below is not intended to be exhaustive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

	Fair Value at June 30, 2019	Valuation technique	Unobservable inputs	Range (Weighted average)
Liabilities:
Royalty contingent consideration from IDB acquisition	$6,197	Option pricing / DCF	Net sales	N/A
			Asset volatility	51.7% (N/A)
			Credit spread	20.0% (N/A)

Warrant liability	129	Option pricing	Volatility	50.0%

Conversion liability	11,869	Option pricing / DCF	Volatility	96% (N/A)
			Yield	17.3% (N/A)
Total liabilities at fair value	$18,195

	Fair Value at December 31, 2018	Valuation technique	Unobservable inputs	Range (Weighted average)
Liabilities:
Royalty contingent consideration from IDB acquisition	$5,714	Option pricing / DCF	Net sales	N/A
			Asset volatility	51.7% (N/A)
			Credit spread	20.0% (N/A)

Warrant liability	38	Option pricing	Volatility	50.0%

Total liabilities at fair value	$5,752
Significant increases or decreases in any of these inputs in isolation would result in a significantly different estimated fair value measurement. Generally, an increase in net sales or volatility, and a decrease in yield or credit spread, would result in an increase in the estimated fair value of the liabilities in the preceding table that contain such input.
The following table summarizes the changes in fair value of our Level 3 assets and liabilities for the six months ended June 30, 2019 (there were no transfers into or out of Level 3 assets or liabilities during the period):

Level 3 Liabilities	Fair Value at December 31, 2018	Accretion Recorded in Interest Expense	Change in Unrealized Gains (Losses)	(Issuances) Settlements, Net	Net Transfer Between Liabilities	Fair Value at June 30, 2019
Current royalty contingent consideration from IDB acquisition	$1,006	$347	$—	$(793)	$619	$1,179
Long-term royalty contingent consideration from IDB acquisition	4,708	929	—	—	(619)	5,018
Warrant liability	38	—	91	—	—	129
Conversion liability (see Note 4)	—	—	(6,367)	18,236	—	11,869
Total liabilities at fair value	$5,752	$1,276	$(6,276)	$17,443	$—	$18,195

NOTE 6 – LEASES
As of June 30, 2019, we were a lessee under three operating lease agreements for office facilities and an operating lease for vehicles for our field-based employees, principally sales representatives.

As more fully described in Note 2, we adopted ASC 842 on January 1, 2019 ("Effective Date"), which requires lessees to recognize assets and liabilities on the balance sheet for most leases recognize expense on the income statement in a manner similar to previous accounting. We elected the optional transition method, whereby an entity can elect to apply the standard at the Effective Date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restatement of comparative prior periods. Consequently, the prior comparative period’s financials will remain the same as those previously presented. In addition, the transition to ASC 842 did not result in a cumulative-effect adjustment to the opening balance of retained earnings.
The company has not elected the practical expedient under which the lease components would not be separated from the nonlease components. Therefore, the Company allocates the total transaction price to the lease component and nonlease components on a relative stand-alone price basis obtained from the lessor. Our facility leases include one or more options to renew, with renewal terms that can extend the lease term from three to five years. As of June 30, 2019, the renewal options were not reasonably certain; therefore, the payments associated with renewal were excluded from the measurement of the lease liabilities and ROU assets at June 30, 2019. The Company determined that there was no discount rate implicit in its leases. Thus, the Company used its incremental borrowing rate of 15% to discount the lease payments in determination of its ROU assets and lease liabilities for all leases.
Upon adoption of Accounting Standards Update 2016-02, Topic 842-Leases, we determined our ROU assets related to the operating leases for our principal research facility in New Haven, Connecticut, and our office facilities in Chapel Hill, North Carolina were impaired and therefore reduced to a fair value of zero with a corresponding charge to retained opening earnings of $1,942. See Note 2 for further details.
In March 2019, we terminated our operating lease for our principal research facility in New Haven, Connecticut. In connection with the termination, we agreed to pay the lessor a $462 early termination fee. As a result, we reduced the lease liability equal to the termination fee and recorded a gain of $792, which was recorded in other income. In May 2019, we amended our operating lease in Chapel Hill, North Carolina, which resulted in the termination of certain of our office facilities in that location, the remaining of which we do not occupy. We paid the lessor a termination of $154, which was recorded in other expense. As of June 30, 2019, the lease liability associated with this lease was $197.
Lease cost recognized under ASC 842 was $424 and $897, respectively, for the three and six months ended June 30, 2019. Lease cost for the three and six months ended June 30, 2018 was $811 and $1,144, respectively, recognized under ASC 840, the lease accounting standard in effect prior to 2019.
As of June 30, 2019, the Company's net ROU assets and lease liabilities were as follows:

	Classification	June 30, 2019
Assets
Total operating lease assets	Other assets	$4,575
Liabilities
Current	Deferred purchase price and other liabilities	1,924
Noncurrent	Other long-term liabilities	3,567
Total operating lease liabilities		$5,491
As of June 30, 2019, the maturities of the Company's lease liabilities were as follows:

Maturity of Lease Liabilities	Amount
Remainder of 2019	$1,025
2020	2,056
2021	1,952
2022	1,233
2023	638
After 2023	156
Total operating lease payments	$7,060
Less: Interest	(1,569)
Present value of operating lease liabilities	$5,491

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, ASC 840, the total commitment for our non-cancelable operating lease was $8,568 as of December 31, 2018:

Maturity of Lease Liabilities	Amount
2019	$2,348
2020	2,269
2021	1,827
2022	1,238
2023	624
2024 and thereafter	262
Total operating lease payments	$8,568
As of June 30, 2019, the weighted average remaining lease term was 3.6 years, calculated on the basis of the remaining lease term and the lease liability balance of each lease.
The following table sets forth supplemental cash flow information for the six months ended June 30, 2019:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$1,622
Right of use assets obtained in exchange for lease obligations	$378
NOTE 7 – STOCK-BASED COMPENSATION
In the first six months of 2019, we granted 64,400 stock options and 1,702,500 restricted stock units under our incentive stock plans.  At June 30, 2019, approximately 261,700 shares were reserved for future grants. As of June 30, 2019, there were 1,655,500 restricted stock unit awards outstanding, and details regarding the number of options outstanding and exercisable as of June 30, 2019, are as follows:

	Outstanding	Exercisable
Number of shares	592,992	204,023
Weighted-average remaining life	8.4	7.2
Weighted-average exercise price	$49.20	$91.42
Intrinsic value	$—	$—
The total unrecognized share-based compensation expense at June 30, 2019, was approximately $13,356, which is expected to be recognized over the next 2.3 years.
Stock-based compensation expense recognized in the three and six months ended June 30, 2019 and 2018, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of goods sold	$—	$—	$—	$—
Research and development	179	166	258	295
Selling, general and administrative	1,136	1,379	1,949	2,078
Total	$1,315	$1,545	$2,207	$2,373
No related tax benefits associated with stock-based compensation expense have been recognized due to our net losses.
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
Based on the Company’s full valuation allowance against the net deferred tax assets, the Company’s effective tax rate for the calendar year is zero, and zero income tax expense was recorded in the three and six months ended June 30, 2019 and 2018.
NOTE 9 –NET LOSS PER SHARE
Basic net loss attributable to common shareholders per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. We compute diluted loss per common share after giving consideration to the dilutive effect of stock options and warrants that are outstanding during the period, except where such nonparticipating securities would be antidilutive. Because we have reported net losses for the three and six months ended June 30, 2019 and 2018, diluted net loss per common share is the same as basic net loss per common share for those periods. The weighted-average shares outstanding, reported loss per share and potential dilutive common share equivalents for the three and six months ended June 30, 2019 and 2018, have been retroactively adjusted to reflect the 1-for-5 reverse stock split which was effective February 22, 2019.
The following potentially dilutive securities (in common stock equivalent shares) have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	Three Months Ended June 30,
	2019	2018
Warrants outstanding	766,680	770,486
Stock options outstanding	592,992	397,429
Restricted stock units outstanding	1,655,500	56,092
	3,015,172	1,224,007

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
On December 3, 2018, James Naples, a purported Company shareholder, filed a putative class action suit against the Company and its Board of Directors in the Court of Chancery of the State of Delaware, alleging that the Board had breached its fiduciary duties related to a proposed, and subsequently abandoned, $75,000 common stock financing that was contemplated with affiliates of Vatera Holdings LLC. The suit alleged that the Board of Directors breached its fiduciary duties by, among other things, failing to disclose all material information to Company shareholders. The suit sought, among other things, to enjoin the shareholder vote on the financing proposal until additional disclosures were issued. On February 27, 2019, the suit was voluntarily dismissed with prejudice as moot, though the court retained jurisdiction solely for the purpose of adjudicating a claim by the plaintiff for attorneys' fees and expenses. The Company subsequently agreed to pay $350,000 to plaintiff’s counsel for attorneys’ fees and expenses in full satisfaction of the claim for attorneys’ fees and expenses in the Action. The Court has not been asked to review, and will pass no judgment on, the payment of the attorneys’ fees and expenses or their reasonableness. The Court closed the matter on June 6, 2019.
On December 18, 2018, we filed a complaint in the Court of Chancery of the State of Delaware against Medicines for breach of contract claim and fraud arising from the Purchase and Sale Agreement (“Purchase Agreement”), dated November 28, 2017, pursuant to which we acquired the IDB from Medicines (the “Medicines Action”). In the complaint, we alleged claims for damages of at least $68,300. On December 28, 2018, we received a letter from Medicines demanding the payment of Milestone No. 4 under the Agreement and Plan of Merger, dated as of December 3, 2013, among Medicines, Rempex Pharmaceuticals, Inc. and the other parties thereto (“Merger Agreement”), in the amount of $30,000 (a milestone which the Company had assumed as an “Assumed Liability” under the Purchase Agreement). On January 7, 2019, we notified Medicines that we would not be making the Milestone No. 4 payment in the amount of $30,000, or the First Deferred Payment in the amount of $25,000 under the Purchase Agreement, because the Company had asserted claims in the litigation in excess of these amounts. On January 9, 2019, Medicines filed a motion to dismiss our claims, and on March 15, 2019, Medicines filed its Opening Brief in Support of Its Motion to Dismiss. On April 23, 2019, we filed an Amended Complaint alleging claims for damages of at least $80,000. On May 3, 2019, Medicines filed a motion to dismiss our claims in the Amended Complaint. On June 10, 2019, Medicines filed its brief in support of its motion to dismiss. Our answering brief is due August 2, 2019, and Medicines’ reply brief is due September 6, 2019. The Court is scheduled to hear oral argument on Medicines’ motion on September 19, 2019.
On March 28, 2019, Fortis Advisors LLC, in its capacity as the authorized legal representative of the former shareholders of Rempex Pharmaceuticals, Inc. (“Former Rempex Shareholders”), filed a complaint in the Court of Chancery of the State of Delaware against Medicines and us (the "Fortis Action"). The Former Rempex Shareholders’ complaint alleges breach of contract claims against Medicines arising out of the Merger Agreement and alleges a third-party beneficiary claim against us for breach of the Purchase Agreement. The Former Rempex Shareholders’ complaint seeks to hold us and Medicines jointly and severally liable for alleged damages of at least $30,000, as well as pre- and post-judgment interest, fees, costs, expenses, and disbursements. On April 18, 2019, we filed a motion to dismiss the Former Rempex Shareholders’ claim against us. That motion is fully briefed as of July 25, 2019, and the Court will hear oral argument on September 19, 2019. Also on April 18, 2019, Medicines filed its answer to the Former Rempex Shareholders’ complaint, as well as a crossclaim against us. Medicines’ crossclaim. On June 21, 2019, Medicines filed a Motion for Judgment on the Pleadings in connection with Count I of its crossclaim and its opening brief in support of that motion. Our answering brief is due August 7, 2019, and Medicines’ reply brief is due September 11, 2019. The Court is scheduled to hear oral argument on that motion, along with our motion to dismiss the Fortis Action and Medicines’ motion to dismiss the Medicines Action, on September 19, 2019. We filed a motion to consolidate the Fortis Action and the Medicines Action on May 8, 2019, and the Court heard oral argument on that motion on July 8, 2019. The Court stated that it would issue a ruling on the motion to consolidate at the September 19 hearing and ordered the parties to coordinate both actions prior to oral argument. We believe that we have meritorious defenses and we intend to defend the lawsuit and crossclaim vigorously.
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

Balance - December 31, 2018	$9,767
Additional severance accruals (recorded in SG&A)	1,104
Severance payments	(8,080)
Balance - June 30, 2019	$2,791
On June 30, 2019, all of the balance was included in accrued expenses. We also recognized $143 and $218 of additional stock-based compensation expense related to the acceleration of equity awards for terminated employees under ASC 718, Compensation-Stock Compensation, as severance expense during the three and six months ended June 30, 2018. No equity awards were accelerated in 2019.
In March 2019, we terminated our operating lease for our principal research facility in New Haven, Connecticut. In connection with the termination, we agreed to pay the lessor a $462 early termination fee. As a result, we reduced the lease liability equal to the termination fee and recorded a gain of $792, which was recorded in other income.
In May 2019, we amended our operating lease in Chapel Hill, North Carolina, which resulted in the termination of certain of our office facilities in that location, the remaining of which we do not occupy. We paid the lessor a termination of $154, which was recorded in other expense. As of June 30, 2019, the lease liability associated with this lease was $197.

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
We are not currently generating revenue from operations that is sufficient to cover our operating expenses and do not anticipate generating revenue sufficient to offset operating costs in the short-term. We have incurred losses from operations since our inception and had an accumulated deficit of $784.5 million as of June 30, 2019, and we expect to incur substantial expenses and further losses in the short term for the development and commercialization of our product candidates and approved products. In addition, we have had substantial commitments in connection with our acquisition of the Infectious Disease Business ("IDB") of The Medicines Company ("Medicines") that we completed in January 2018, including payments related to deferred purchase price consideration, assumed contingent liabilities and the purchase of inventory. And, there are certain financial-related covenants under our Deerfield Facility, as amended in January 2019, including requirements that we (i) file an Annual Report on Form 10-K for the year ending December 31, 2019, with an audit opinion without a going concern qualification, (ii) maintain a minimum cash balance of $40.0 million through March 2020, and thereafter, a balance of $25.0 million, and (iii) achieve net revenue from product sales of at least $63.8 million for the year ending December 31, 2019. (See Note 4 to the consolidated financial statements for further details on the Deerfield Facility.)
In addition, under a Senior Subordinated Convertible Loan Agreement with Vatera Healthcare Partners LLC and Oikos Investment Partners LLC (formerly known as Vatera Investment Partners LLC) (together, “Vatera”), as amended in June 2019 (the "Amended Loan Agreement"), we have access to an additional $27.0 million by October 31, 2019, subject to certain closing conditions. These conditions include a requirement that no default has occurred or is reasonably expected to occur under the terms of the Amended Loan Agreement, including the condition that the Company's audit opinion on the 2019 financial statements will not include a going concern qualification, and the Company must also establish a working capital revolver of at least $10.0 million. In addition, we are subject to certain financial-related covenants under the Amended Loan Agreement, including that we (i) file an Annual Report on Form 10-K for the year ending December 31, 2019, with an audit opinion without a going concern qualification, (ii) maintain a minimum cash balance of $36.0 million through March 2020, and thereafter, a balance of $22.5 million, and (iii) achieve net revenue from product sales of at least $57.4 million for the year ending December 31, 2019. (See Note 4 to the consolidated financial statements for further details on the Amended Loan Agreement.)
Our future cash flows are dependent on key variables such as our ability to access additional capital under our Deerfield Facility and Amended Loan Agreement, our ability to secure a working capital revolver, which is allowed under the Deerfield Facility and required in order to access the remaining commitments under the Amended Loan Agreement, our ability to raise additional capital from the equity markets, and most importantly, the level of sales achievement of our four marketed products, all of which is subject to significant uncertainty. Given the softness in our product sales to date, we believe that there is risk in compliance with the minimum sales covenant under the Deerfield Facility of $63.8 million for 2019, as well as our ability to meet the conditions to draw the additional $50.0 million of capacity under the Deerfield Facility, which will become available only upon achieving annualized net sales of $75.0 million over a two-quarter period ($37.5 million) before the end of 2019. Further, based on our current forecast, and given our current cash on hand and expected challenges and low likelihood of securing sufficient additional capital in the equity markets, it is likely in the next few quarters that we will not be in compliance with the minimum cash requirement or the going concern covenants mentioned above, either of which would result in both our inability to draw the remaining $27.0 million under the Amended Loan Agreement and an event of default under both the Deerfield Facility and Amended Loan Agreement. If an event of default occurs without obtaining waivers or amending certain covenants, the lenders could exercise their rights under the Deerfield Facility and Amended Loan Agreement to accelerate the terms of repayment. If repayment is accelerated, it would be unlikely that the Company would be able to repay the outstanding amounts, including any interest and exit fees, under these credit facilities.Due to the conditions outlined above, we are not able to conclude under FASB Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going

Concern, that it is probable the actions discussed below will be effectively implemented and, therefore, our current operating plans, existing cash and cash collections from existing revenue arrangements and product sales may not be sufficient to fund our operations for the next 12 months. As such, we believe there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.
As of June 30, 2019, the Company had $90.3 million in cash and cash equivalents. We continue to look for alternative sources of liquidity, including exploring options to modify the terms of certain assumed liabilities and commitments with various stakeholders and claimants, including $80.0 million in payments relating to the IDB acquisition and contractually due to The Medicines Company (see Note 10). And, while we filed a claim against The Medicines Company to dispute payment of such amounts, it is not certain that we will get relief from all or any portion of these payments. In addition, in order to avoid default under our credit facilities, we are working to negotiate with our creditors to amend the terms of the respective agreements, but there can be no assurance that such negotiations will be successful.
The Company is continuing its evaluation of strategic alternatives, which may include seeking additional public or private financing, sale or merger of the Company, or other alternatives that would enhance the liquidity and ongoing continuing operations of the business. There can be no assurances that the Company will be successful in the implementation of any of these alternatives. If our efforts described in this and the preceding paragraph are unsuccessful, the Company may be forced to materially reduce its operations, which would have a material adverse effect on its results of operations, or it may be unable to continue as a going concern, in which case the Company may be forced to seek relief through a filing under the U.S. Bankruptcy Code.

Recent Developments
In April 2019, we filed a supplemental New Drug Application ("sNDA") for Baxdela for the treatment of community-acquired bacterial pneumonia ("CABP"). In June 2019, we received formal U.S. Food and Drug Administration ("FDA") acceptance of the filing as well as confirmation of the Prescription Drug User Fee Act ("PDUFA") date of October 24, 2019. The approval of Baxdela for CABP would expand the market potential for Baxdela beyond Acute Bacterial Skin and Skin Structure Infection ("ABSSSI") with our target audience in the hospital and non-hospital settings.
In June 2019, we and Vatera agreed to an amendment (the “Loan Agreement Amendment”) to our Senior Subordinated Convertible Loan Agreement (the “Loan Agreement”) to provide for certain modifications, including an extension of the period to draw the remaining unfunded commitments under the Loan Agreement to October 31, 2019 and a reduction of such commitments to $27.0 million (replacing the $60.0 million of unfunded commitments that were previously available for borrowing under the Loan Agreement). Our ability to borrow the additional $27.0 million remains subject to satisfaction of certain conditions precedent set forth in the original Loan Agreement, including, without limitation: the absence of a material adverse effect on the Company; the absence of a default or event of default under the Loan Agreement and no such default or event of default being reasonably expected to occur; accuracy of the representations and warranties made by the Company and its subsidiaries under the Loan Agreement and the related loan documents in all material respects; and the common stock of the Company remaining listed on NASDAQ or another eligible market.
In July 2019, we commenced our clinical study for the development of a new formulation of Orbactiv, which is targeted to reduce the infusion time from three hours to one hour. We expect the study to enroll approximately 100 patients and last for approximately six months.
Results of Operations for the Three Months Ended June 30, 2019 and 2018
Revenue
We recorded product sales, net of adjustments for returns and other allowances, of $13.8 million and $9.2 million for the three months ended June 30, 2019 and 2018, respectively. On a year-over-year basis, the 51% growth in net product sales was driven primarily by higher Baxdela and Vabomere demand. In the second quarter of 2018, net product sales were negatively impacted by approximately $2.7 million related to the integration of distribution channels in connection with the acquisition of the IDB of The Medicines Company. Absent this integration activity in the second quarter of 2018, net product sales for the three-month period ended June 30, 2019 would have increased by approximately 17% year-over-year.
For the three months ended June 30, 2019, contract research revenue decreased $0.7 million compared to the three months ended June 30, 2018, due primarily to lower reimbursable expenses incurred in connection with the Baxdela CABP study, which is reimbursed 50% by Menarini. This decrease was partially offset by increases in reimbursement related to expenses incurred for other licensed products. We completed the enrollment for the Baxdela CABP study in July 2018, we filed the sNDA in April 2019, and we expect a decision on FDA approval for Baxdela for the CABP indication in the fourth quarter of 2019. As such, contract research revenue will continue to decrease over the remainder of 2019.

We did not record any license revenue in the three months ended June 30, 2019 or 2018.
Cost of goods sold
Cost of goods sold for the three months ended June 30, 2019 and 2018, was $8.6 million and $11.0 million, respectively. Cost of goods sold includes the direct manufacturing cost of products sold and allocated manufacturing overhead, including royalties for intellectual property supporting our products. Cost of goods sold in the three months ended June 30, 2019 and 2018, also includes $4.1 million and $3.5 million, respectively, of amortization of product rights (intangible assets) resulting from the purchase accounting for the IDB acquisition.
Research and Development Expense
For the three months ended June 30, 2019, our research and development expense decreased $12.3 million compared to the three months ended June 30, 2018, driven primarily by:

•	lower development activities, principally clinical studies, for all of our products of $7.0 million ;

•	lower early stage research expense of $2.5 million, due to winding down those programs;

•	lower personnel-related and travel expenses of $0.9 million due to a reduction in headcount;

•	lower quality and regulatory activities of $0.4 million, due to integration of the IDB products; and

•	a reduction of other costs of $1.2 million.

We completed the CABP study in 2018, and we filed an sNDA with the FDA for Baxdela for the treatment of adult patients with CABP in April 2019. In addition, we terminated our agreement with Biomedical Advanced Research and Development Authority ("BARDA") for the development of solithromycin in 2018, and we wound down our early stage research programs in the first quarter of 2019. Accordingly, the company's R&D expenses will decrease significantly in 2019 compared to 2018.
Selling, General and Administrative Expense
For the three months ended June 30, 2019, selling, general and administrative expense decreased $4.0 million compared to the three months ended June 30, 2018, driven primarily by lower costs in connection with the integration of the Melinta, Cempra and IDB businesses in 2018, including:

•	lower legal, consulting and other professional fees of $3.0 million;

•	lower commercial support and expenses of $1.4 million;

•	lower medical education of $1.0 million; and

•	lower severance costs of $0.4 million.
Other Income (Expense), Net
Other expense, net, increased by $3.0 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, due principally to the recognition in 2018 of a $2.5 million gain on the remeasurement of our warrant liability and $2.0 million decrease in grant income due to reduced reimbursable research activity in 2019 resulting from the termination of our agreements with BARDA and CARB-X. Partially offsetting these decreases year-over-year was an increase in interest income of $0.1 million due to higher cash balances, and a decrease in cash and non-cash interest expense of $1.1 million.
Results of Operations for the Six Months Ended June 30, 2019 and 2018
Revenue
We recorded product sales, net of adjustments for returns and other allowances, of $25.6 million and $21.0 million for the six months ended June 30, 2019 and 2018, respectively. On a year-over-year basis, the 22% growth in net product sales was driven primarily by higher Vabomere and Baxdela demand, and, to a lesser extent, Minocin demand; these increases were partially offset by slight decrease in Orbactiv net product sales. As discussed above, in the second quarter of 2018, net product sales were negatively impacted by approximately $2.7 million related to the integration of distribution channels in connection with the acquisition of the IDB of The Medicines Company. Absent this integration activity in the second quarter of 2018, net product sales for the six-month period ended June 30, 2019 would have increased by approximately 8% year-over-year.
For the six months ended June 30, 2019, contract research revenue decreased $2.3 million compared to the six months ended June 30, 2018, due primarily to lower reimbursable expenses incurred in connection with the Baxdela CABP study, which is reimbursed 50% by Menarini. This decrease was partially offset by increases in reimbursement related to expenses incurred for other licensed products. We completed the enrollment for the Baxdela CABP study in July 2018, we filed the sNDA in April 2019, and we expect a decision on FDA approval for Baxdela for the CABP indication in the fourth quarter of 2019. As such, contract research revenue will continue to decrease over the remainder of 2019.

For the six months ended June 30, 2019, license revenue was $0.9 million compared to $0.0 million for the six months ended June 30, 2018. The license revenue in the current period relates to rights licensed to a partner to commercialize Baxdela in the Middle East/North Africa territories.
Cost of goods sold
Cost of goods sold for the six months ended June 30, 2019 and 2018 was $16.0 million and $18.7 million, respectively. Cost of goods sold includes the direct manufacturing cost of products sold and allocated manufacturing overhead, including royalties for intellectual property supporting our products. Cost of goods sold in the six months ended June 30, 2019 and 2018, also includes $8.2 million in each period of amortization of product rights (intangible assets) resulting from the purchase accounting for the IDB acquisition.
Research and Development Expense
For the six months ended June 30, 2019, our research and development expense decreased $23.1 million compared to the six months ended June 30, 2018, driven primarily by:

•	lower development activities, principally clinical studies, for all of our products of $13.6 million;

•	lower early stage research expenses of $4.4 million resulting from winding down those programs;

•	lower personnel-related and travel expenses of $1.3 million due to lower headcount;

•	lower quality and regulatory expenses of $1.1 million due to lower headcount and regulatory activities; and

•	a reduction of other costs of $2.5 million.
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
Selling, General and Administrative Expense
For the six months ended June 30, 2019, selling, general and administrative expense decreased $12.7 million compared to the six months ended June 30, 2018, driven primarily by higher costs incurred in connection with the integration of the Melinta, Cempra and IDB businesses in 2018:

•	lower legal, consulting and other professional fees of $6.0 million;

•	lower personnel and recruiting expenses of $3.7 million;

•	lower commercial support and expenses of $2.0 million;

•	lower medical education of $1.4 million;

•	lower severance costs of $0.9 million;

•	partially offset by higher operating expenses of $1.3 million for additional office space and related activities.
Other Income (Expense), Net
Other expense, net, increased by $19.1 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, due principally to the recognition in 2018 of a $26.5 million gain on the remeasurement of our warrant liability and $4.7 million in grant income recognized under contracts that were terminated in 2018. Partially offsetting these decreases in 2019 year-over-year was a gain of $6.3 million on the remeasurement of our conversion liability, lower non-cash interest expense of $3.6 million related to the accretion of certain liabilities assumed in the IDB Transaction that were fully accreted or nearly fully accreted by the end of 2018, and lower loss on extinguishment of debt of $2.2 million.
Critical Accounting Policies and Estimates
Our significant accounting policies are more fully described in our 2018 Annual Report on Form 10-K and Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements, which includes further information about recently issued accounting pronouncements. There were no material changes in our critical accounting policies since the filing of our 2018 Annual Report on Form 10-K.
Liquidity and Capital Resources
We have incurred significant losses and negative cash flows from operating activities since our inception. As of June 30, 2019, we had an accumulated deficit of $784.5 million, and we expect to continue to incur significant losses in the short term. In addition, we have had substantial commitments in connection with our acquisition of the IDB from The Medicines Company that we completed in January 2018, including payments related to deferred purchase price consideration, assumed contingent liabilities and the purchase of inventory. And, there are certain financial-related covenants under our Deerfield Facility, as amended in January 2019, including requirements that we (i) file an Annual Report on Form 10-K for the year ending December 31, 2019, with an audit opinion without a going concern qualification, (ii) maintain a minimum cash balance of $40.0 million through March 2020, and thereafter, a balance of $25.0 million, and (iii) achieve net revenue from product sales of at least $63.8 million for the year ending December 31, 2019. (See Note 4 to the consolidated financial statements for the accounting treatment of the Deerfield Facility.).
In November 2018, the Company took actions to reduce its operating spend, including a reduction to the workforce of approximately 20.0% and a decision to begin to wind down its research and discovery function. To provide additional operating capital, in December 2018, the Company entered into a Senior Subordinated Convertible Loan Agreement (the “Loan Agreement”) with Vatera Healthcare Partners LLC and Oikos Investment Partners LLC (formerly known as Vatera Investment Partners LLC) (together, “Vatera”) pursuant to which Vatera committed to provide $135.0 million over a period of five months, subject to the satisfaction of certain conditions. Under the terms of the Loan Agreement, we are subject to certain financial-related covenants, including that we (i) file an Annual Report on Form 10-K for the year ending December 31, 2019, with an audit opinion without a going concern qualification, (ii) maintain a minimum cash balance of $22.5 million, and (iii) achieve net revenue from product sales of at least $57.4 million for the year ending December 31, 2019. (See Note 4 to the consolidated financial statements for further details on the Loan Agreement.) Upon the effectiveness and under the terms of the Loan Agreement, we provided a deemed issuance of these notes to Deerfield in the amount of $5.0 million. We drew $75.0 million under this facility in February 2019. In June 2019, we were unable to meet the conditions to draw the remaining $60.0 million, and we and Vatera amended the Loan Agreement (as amended, the "Loan Agreement Amendment"). The Loan Agreement Amendment reduced their remaining commitment to $27.0 million and extended the time frame over which it is available to October 31, 2019, subject to certain conditions.
As of June 30, 2019, we held cash and cash equivalents of $90.3 million to fund operations. Our future cash flows are dependent on key variables such as our ability to access additional capital under our Deerfield Facility and Amended Loan Agreement, our ability to secure a working capital revolver, which is allowed under the Deerfield Facility and required in order to access the remaining commitments under the Amended Loan Agreement, our ability to raise additional capital from the equity markets, and most importantly, the level of sales achievement of our four marketed products. As discussed in Note 1 and the Overview of Management's Discussion and Analysis, we believe there is risk in our ability to draw the additional $50.0 million under the Deerfield Facility and the $27.0 million under the Loan Agreement Amendment, as well as risk of default under both of these facilities in the next few quarters. In the event of default, without obtaining waivers or amending certain covenants, the lenders could exercise their rights under the Deerfield Facility and Amended Loan Agreement to accelerate the terms of repayment. If repayment is accelerated, it would be unlikely that the Company would be able to repay the outstanding amounts, including any interest and exit fees, under these credit facilities.
Also, as discussed in Note 1 and in the Overview to Management's Discussion and Analysis, we continue to look for alternative sources of liquidity, including exploring options to modify the terms of certain assumed liabilities and commitments with various stakeholders and claimants. In addition, in order to avoid default under our credit facilities, we are working to negotiate with our creditors to amend the terms of the respective agreements, and we are continuing our evaluation of strategic alternatives, which may include seeking additional public or private financing, sale or merger of the Company, or other alternatives that would enhance the liquidity and ongoing continuing operations of the business. There can be no assurances that the Company will be successful in the implementation of any of these alternatives. If unsuccessful, the Company may be forced to materially reduce its operations and/or seek to reorganize or restructure its debt, including under the U.S. Bankruptcy Code, which would have a material adverse effect on its results of operations.
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
The following table provides a summary of our cash position as of each of the period-end dates and the cash flows for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$(62,997)	$(105,749)
Investing activities	(1,221)	(169,310)
Financing activities	72,753	296,759
Net change in cash and equivalents	$8,535	$21,700

Operating Activities. Net cash used in operating activities for the six months ended June 30, 2019 and 2018, was $63.0 million and $105.7 million, respectively. In 2018, the primary use of cash was related to supporting our commercial activities, in addition to development and discovery research activities for our product candidates and support for our general and administrative functions. We used $42.8 million less in operations during 2019 due primarily to lower operating expenses, excluding non-cash and debt extinguishment expenses, of $32.8 million, due primarily to a reduction in R&D expenses because of the conclusion of our CAPB study and the wind-down of our early-stage research activities, which was substantially completed by March 31, 2019. The cash used in operations year-over-year was driven slightly higher by changes in working capital accounts totaling $9.9 million.
Investing Activities. Net cash used in investing activities for the six months ended June 30, 2019, of $1.2 million was related principally to a $1.2 million licensing payment related to one of our commercial products. Net cash used in investing activities for the six months ended June 30, 2018, related to the purchase of IDB and the purchases of equipment.
Financing Activities. Net cash provided by financing activities of $72.8 million for the six months ended June 30, 2019, consisted primarily of $73.7 million provided by the issuance of convertible notes (net of $1.3 million of debt issuance costs).
Net cash provided by financing activities of $296.8 million for the six months ended June 30, 2018, consisted primarily of:

•	$190.0 million provided by the facility agreement;

•	$155.8 million provided by additional equity funding;

•	$6.5 million used for debt issuance costs; and

•	$40.0 million used for payment of notes payable, as well as $2.2 million for debt extinguishment.
Funding Sources and Requirements
Our principal operating source of funds is product sales, although we also generate significant amounts of funds through licensing our products in markets outside the U.S. and through grants which reimburse a portion of our research and development activities.
In connection with the IDB Transaction in January 2018, we entered into the Deerfield Facility. The Deerfield Facility, as amended in January 2019, provided up to $240.0 million in debt and equity financing, with a term of six years. We have approximately $145.0 million principal outstanding under the Deerfield Facility as of June 30, 2019 (see Liquidity and Capital Resources above for further details.)
To provide additional operating capital, in December 2018, the Company entered into a Senior Subordinated Convertible Loan Agreement (the “Loan Agreement”) with Vatera Healthcare Partners LLC and Oikos
Investment Partners LLC (formerly known as Vatera Investment Partners LLC) (together, “Vatera”) pursuant to which Vatera committed to provide $135.0 million over a period of five months, subject to the satisfaction of certain conditions. We drew $75.0 million under the Loan Agreement in February 2019, and in June 2019, we and Vatera amended the terms of the Loan Agreement (as amended, the "Loan Agreement Amendment") to reduce the additional availability from $60.0 million to $27.0 million and extend its availability to October 31, 2019, subject to certain conditions (see Notes 1 and 4).
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
As discussed above, we expect our operating losses to continue to increase for the foreseeable future and, as a result, we will need additional capital to support the working capital requirements of commercialized products and to fund further development of Melinta’s other product candidates.
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
As discussed in Note 1 and the Overview in Management's Discussion and Analysis, we believe there is substantial doubt about our ability to continue as a going concern, and we are seeking alternative sources of liquidity and are continuing our evaluation of strategic alternatives.

Contractual Obligations and Commitments
There have been no significant changes in our contractual obligations and commitments since the filing of and as disclosed in our 2018 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under the Securities and Exchange Commission ("SEC") rules.
Recent Accounting Pronouncements
See Note 2 to the Condensed Consolidated Financial Statements for discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have not been any material changes to our exposure to market risk during the quarter ended June 30, 2019. For additional information regarding market risk, refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2018 Annual Report on Form 10-K.
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

PART II—OTHER INFORMATION
Item 1A.  Risk Factors
The risk factor set forth below updates the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2018. In addition to the risk factor below, you should carefully consider the risk factors discussed in our most recent Form 10-K report, which could materially affect our business, financial position and results of operations.
There can be no assurances that the Company will be able to borrow additional amounts under the Deerfield Facility Agreement or the Vatera Loan Agreement or otherwise comply with its covenants under those agreements or that such amounts, even if borrowed, would provide sufficient liquidity for the Company.
There can be no assurances that the Company will be able to meet the borrowing conditions for the additional $27.0 million under the Vatera Loan Agreement and, therefore, the Company may not have access to the additional funding. Further, there can be no assurance that even if such amount is borrowed that it will provide sufficient liquidity to the Company. Additionally, while we have the ability until January 5, 2020, to borrow an additional $50.0 million under the Deerfield Facility Agreement if we meet certain minimum product sales requirements by the end of 2019, currently there is risk in our ability to reach these minimum product sales requirements, as well as remaining in compliance with the covenants thereunder, which are a condition to draw the $50.0 million.
Our failure to comply with the covenants under either the Deerfield Facility Agreement or the Vatera Loan Agreement, if not modified or waived by the required lenders, would result in an event of default, which would allow our lenders under those agreements to accelerate the related debt and also may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies and may result in a cross-default under other contracts. In addition, an event of default under the Deerfield Facility Agreement would permit the lenders under the Deerfield Facility Agreement to terminate the remaining $50.0 million available to the Company until January 5, 2020, if we meet certain sales milestones by the end of 2019. Furthermore, if we were unable to repay the amounts due and payable under the Deerfield Facility Agreement, the lenders under that agreement could proceed against the collateral granted to them to secure that debt. In the event our lenders accelerate the repayment of any of our borrowings, we and our subsidiaries would not have sufficient assets to repay that debt. If an event of default occurs, or we believe that such an event may occur, under either the Deerfield Facility Agreement or the Vatera Loan Agreement, and we are not able to reach an agreement with the lenders for a waiver or other relief, we may be required to consider other alternatives, including a sales process, a reorganization or other restructuring, including seeking relief through a filing under the U.S. Bankruptcy Code, or other actions with respect to our debt and operations, which actions could have a material adverse effect on our business, results of operations and financial condition and on our common stockholders and other stakeholders. Any of the forgoing could materially adversely affect the relationships between us and our existing and potential customers, employees, suppliers, partners and others.
In addition, as previously disclosed, we believe there currently is substantial doubt about our ability to continue as a going concern unless we can secure additional sources of liquidity. We continue to look for alternative sources of liquidity, including exploring options to modify the terms of certain assumed liabilities and commitments with various stakeholders and claimants, including, as previously disclosed, potential payments relating to the IDB acquisition and payments potentially due to The Medicines Company, all of which potential payments could total up to $80.0 million if required to be made. In addition, we regularly evaluate our strategic direction and ongoing business plans and, as part of this evaluation, we from time to time consider a variety of strategic alternatives, including modifications to our business plan and strategy, potential sale, mergers and acquisitions activity and other actions.

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

MELINTA THERAPEUTICS, INC.

Dated:	By:	/s/ John H. Johnson
August 9, 2019		John H. Johnson
Interim Chief Executive Officer and Director

Dated:	By:	/s/ Peter J. Milligan
August 9, 2019		Peter J. Milligan
Chief Financial Officer