Form 10-Q
period 2019-09-30
MELINTA THERAPEUTICS, INC. /NEW/
filed 2019-11-12
CIK 1461993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of November 6, 2019, there were 13,750,691 shares of the registrant’s common stock, $0.001 par value, outstanding.

MELINTA THERAPEUTICS, INC.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
MELINTA THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and equivalents	$63,521	$81,808
Receivables (See Note 3)	18,933	22,485
Inventory (See Note 3)	39,275	41,341
Prepaid expenses and other current assets	9,538	3,848
Total current assets	131,267	149,482
Property and equipment, net	1,168	1,586
Intangible assets, net	40,100	229,196
Other assets (See Note 3)	55,956	61,326
Total assets	$228,491	$441,590
Liabilities
Current liabilities
Accounts payable	$8,920	$16,765
Accrued expenses (See Note 3)	25,483	33,924
Deferred purchase price and other liabilities (See Notes 3 and 4)	83,173	78,394
Accrued interest on notes payable	4,046	4,485
Accrued interest on convertible notes	516	—
Warrant liability	15	38
Conversion liability (See Note 4)	5,894	—
Total current liabilities	128,047	133,606
Long-term liabilities
Notes payable, net of debt discount and costs (See Note 4)	89,076	110,476
Convertible notes payable to related parties, net of debt discount and costs (See note 4)	63,716	—
Other long-term liabilities (See Note 3)	8,183	7,444
Total long-term liabilities	160,975	117,920
Total liabilities	289,022	251,526
Commitments and contingencies (See Note 10)
Shareholders' Equity
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued or outstanding at September 30, 2019, and December 31, 2018, respectively	—	—
Common stock; $.001 par value; 80,000,000 shares authorized; 13,750,691 and 11,204,050 issued and outstanding at September 30, 2019, and December 31, 2018, respectively	14	11
Additional paid-in capital	937,334	909,896
Accumulated deficit	(997,879)	(719,843)
Total shareholders’ equity	(60,531)	190,064
Total liabilities and shareholders’ equity	$228,491	$441,590

The accompanying notes are an integral part of these condensed consolidated financial statements

MELINTA THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Product sales, net	$15,770	$11,028	$41,370	$32,026
Contract research	100	3,036	3,639	8,901
License	—	20,014	900	20,014
Total revenue	15,870	34,078	45,909	60,941
Operating expenses:
Cost of goods sold	8,213	13,393	24,217	32,068
Research and development	4,696	13,065	13,587	45,007
Impairment of intangibles (see Note 12)	176,725	—	176,725	—
Selling, general and administrative	26,417	34,287	83,290	103,857
Total operating expenses	216,051	60,745	297,819	180,932
Loss from operations	(200,181)	(26,667)	(251,910)	(119,991)
Other income (expense):
Interest income	411	248	808	521
Interest expense	(6,853)	(11,477)	(22,132)	(32,332)
Interest expense (related party, see Note 4)	(1,403)	—	(3,332)	—
Change in fair value of warrant and conversion liabilities	4,149	4,172	10,425	30,646
Loss on extinguishment of debt	(2,692)	—	(3,038)	(2,595)
Other income (expense)	(147)	62	(212)	98
Reversal of loss contract	—	5,330	—	5,330
Loss on write-down of disbursement option (see Note 4)	(7,609)	—	(7,609)	—
Grant income (expense)	943	472	906	5,251
Other income (expense), net	(13,201)	(1,193)	(24,184)	6,919
Net loss	$(213,382)	$(27,860)	$(276,094)	$(113,072)
Basic and diluted net loss per share	$(15.67)	$(2.49)	$(22.52)	$(13.30)
Basic and diluted weighted average shares outstanding	13,614,986	11,202,507	12,257,329	8,500,225

The accompanying notes are an integral part of these condensed consolidated financial statements

MELINTA THERAPEUTICS, INC.
Condensed Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance as of January 1, 2019	11,204,049	$11	$909,896	$(719,843)	$190,064
Share-based compensation	—	—	909	—	909
Issuance of common shares	1,705	—	8	—	8
Vesting of restricted stock units	24,143	—	—	—	—
Issuance of common shares upon conversion of convertible notes	550,000	1	2,766	—	2,767
Discount on issuance of convertible notes (deemed shareholder contribution) (Note 4)	—	—	11,242	—	11,242
Cumulative adjustment upon adoption of lease accounting standard (Note 6)	—	—	—	(1,942)	(1,942)
Net loss	—	—	—	(26,532)	(26,532)
Balance as of March 31, 2019	11,779,897	$12	$924,821	$(748,317)	$176,516
Share-based compensation	—	—	1,331	—	1,331
Vesting of restricted stock units	50,000	—	—	—	—
Net loss	—	—	—	(36,180)	(36,180)
Balance as of June 30, 2019	11,829,897	$12	$926,152	$(784,497)	$141,667
Share-based compensation	—	—	(645)	—	(645)
Issuance of common shares upon conversion of convertible notes	1,920,794	2	11,827	—	11,829
Net loss	—	—	—	(213,382)	(213,382)
Balance as of September 30, 2019	13,750,691	$14	$937,334	$(997,879)	$(60,531)

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance as of January 1, 2018	4,399,788	$4	$644,991	$(572,659)	$72,336
Adoption of revenue accounting standard	—	—	—	10,008	10,008
Share-based compensation	—	—	955	—	955
Issuance of common shares	40	—	3	—	3
Vesting of restricted stock units	5,521	—	—	—	—
Issuance of common shares in connection with IDB Transaction	1,865,301	2	145,961	—	145,963
Net loss	—	—	—	(29,432)	(29,432)
Balance as of March 31, 2018	6,270,650	$6	$791,910	$(592,083)	$199,833
Share-based compensation	—	—	1,649	—	1,649
Vesting of restricted stock units	3,400	—	—	—	—
Issuance of common shares	4,928,000	5	115,267	—	115,272
Net loss	—	—	—	(55,780)	(55,780)
Balance as of June 30, 2018	11,202,050	$11	$908,826	$(647,863)	$260,974
Share-based compensation	—	—	1,666	—	1,666
Vesting of restricted stock units	1,000	$—	$—	$—	$—
Net loss	—	—	—	(27,860)	(27,860)
Balance as of September 30, 2018	11,203,050	$11	$910,492	$(675,723)	$234,780

The accompanying notes are an integral part of these condensed consolidated financial statements

MELINTA THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(276,094)	$(113,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,684	12,887
Non-cash interest and debt amortization expense	11,624	19,312
Share-based compensation	1,520	4,041
Change in fair value of warrant and conversion liabilities	(10,425)	(30,646)
Gain on reduction of royalty liability	(537)	—
Loss on extinguishment of debt	3,038	2,595
Reversal of loss contract	—	(5,330)
Gain on extinguishment of lease liabilities	(914)	—
Provision for inventory obsolescence	394	7,056
Asset impairment	176,725	381
Changes in operating assets and liabilities:
Receivables	3,552	(21,463)
Inventory	1,746	(10,872)
Prepaid expenses and other current assets and liabilities	(4,566)	(314)
Accounts payable	(7,774)	7,782
Accrued expenses	(7,259)	(7,012)
Accrued interest on notes payable	77	4,105
Deposits on inventory	—	(40,622)
Other non-current assets and liabilities	6,390	462
Net cash used in operating activities	(89,819)	(170,710)
Investing activities
IDB acquisition	—	(166,383)
Purchases of intangible assets	(1,209)	(2,000)
Purchases of property and equipment	(12)	(1,443)
Net cash used in investing activities	(1,221)	(169,826)
Financing activities
Proceeds from the issuance of notes payable	—	111,421
Proceeds from the issuance of convertible notes payable to related party	75,000	—
Costs associated with the issuance of notes payable	(2,183)	(6,455)
Proceeds from the issuance of warrants	—	33,264
Proceeds from the issuance of royalty agreement	—	1,472
Purchase of notes payable disbursement option	—	(7,609)
Proceeds from issuance of common stock, net, to lender	—	51,452
Proceeds from issuance of common stock, net	8	155,273
Debt extinguishment	—	(2,150)
IDB acquisition deferred payments	(72)	(727)
Proceeds from the exercise of stock options, net of cancellations	—	3
Principal payments on notes payable	—	(40,000)
Net cash provided by financing activities	72,753	295,944
Net decrease in cash and equivalents	(18,287)	(44,592)
Cash, cash equivalents and restricted cash at beginning of the period	82,008	128,587
Cash, cash equivalents and restricted cash at end of the period	$63,721	$83,995
Supplemental cash flow information:
Cash paid for interest	$13,067	$13,259
Supplemental disclosure of non-cash financing and investing activities:
Accrued purchases of fixed assets	$—	$229

The accompanying notes are an integral part of these condensed consolidated financial statements

MELINTA THERAPEUTICS, INC.
September 30, 2019
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data or as otherwise noted)
(Unaudited)
NOTE 1 – FINANCIAL STATEMENTS
The accompanying condensed consolidated financial statements have been prepared assuming Melinta Therapeutics, Inc. (the “Company,” “we,” “us,” “our,” or “Melinta”) will continue as a going concern. We are not currently generating revenue from operations that is sufficient to cover our operating expenses and do not anticipate generating revenue sufficient to offset operating costs in the next twelve months. We have incurred losses from operations since our inception and had an accumulated deficit of $997,879 as of September 30, 2019, and we expect to incur substantial expenses and further losses in the next twelve months for the development and commercialization of our product candidates and approved products. In addition, we have substantial commitments in connection with our acquisition of the Infectious Disease Business ("IDB") of The Medicines Company ("Medicines") that we completed in January 2018, including payments related to deferred purchase price consideration, assumed contingent liabilities and the purchase of inventory.
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
In addition, under a Senior Subordinated Convertible Loan Agreement with Vatera Healthcare Partners LLC and Oikos Investment Partners LLC (formerly known as Vatera Investment Partners LLC) (together, “Vatera”), as amended in June 2019 (the "Amended Loan Agreement"), we had access to an additional $27,000 by October 31, 2019, subject to certain closing conditions. We did not meet the conditions to draw the additional $27,000 and, as a result, additional capital is no longer available under the Amended Loan Agreement. In addition, we are subject to certain financial-related covenants under the Amended Loan Agreement, including that we (i) file an Annual Report on Form 10-K for the year ending December 31, 2019, with an audit opinion without a going concern qualification, (ii) maintain a minimum cash balance of $36,000 through March 2020, and thereafter, a balance of $22,500, and (iii) achieve net revenue from product sales of at least $57,375 for the year ending December 31, 2019. (See Note 4 to the consolidated financial statements for further details on the Amended Loan Agreement.)
Based on our current operating forecast, it is likely in the next few months that we will not be in compliance with the minimum revenue, minimum cash and the going concern covenants mentioned above, any of which would result in an event of default under both the Deerfield Facility and Amended Loan Agreement. If an event of default occurs without obtaining waivers or amending certain covenants, the lenders could exercise their rights under the Deerfield Facility and Amended Loan Agreement to accelerate the obligations thereunder. If repayment is accelerated, it would be unlikely that the Company would be able to repay the outstanding amounts, including any interest and exit fees, under these credit facilities.
In light of the circumstances described above, the Company has been closely managing its liquidity position and continues to evaluate potential strategic and other alternatives, including a sale of all or substantially all of the Company's assets. However, there is no assurance that the Company will reach agreement on any such sale or other alternative, and, based on the responses that the Company has received to date in connection with this process, even if an agreement with respect to the sale of all or substantially all of the Company’s assets is reached, it is highly unlikely that such a transaction could be executed outside of a court-supervised process under Chapter 11 of the U.S. Bankruptcy Code. Accordingly, while we continue to evaluate alternatives to address our liabilities outside of a bankruptcy process, it likely will be necessary for us to commence proceedings under Chapter 11 of the U.S. Bankruptcy Code, and we anticipate that, in any such Chapter 11 proceedings, holders of our equity securities (or claims and interests with respect to, or rights to acquire, our equity securities) would be entitled to little or no recovery, and those claims and interests may be canceled for little or no consideration. If that were to occur, we anticipate that all or substantially all of the value of all investments in our equity securities would be lost and that our equity holders would lose all or substantially all of their investment.
Due to the conditions outlined above, we are not able to conclude under FASB Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, that any plans executed by us will be sufficient to fund our operations for the next 12 months. As such, we believe there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.
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
A significant portion of our trade receivables is due from three large wholesaler customers for our products, which constitute 46%, 31% and 15%, respectively, of our trade receivable balance at September 30, 2019.
Fair Value of Financial Instruments—The carrying amounts of our financial instruments, which include cash and cash equivalents, trade and other receivables, accounts payable, accrued expenses, and notes payable approximated their fair values at September 30, 2019, and December 31, 2018.
Intangible Assets—Intangible assets consist of capitalized milestone payments for the licenses we use to make our products and the fair value of identifiable intangible assets acquired. Given the uncertainty of forecasts of future revenue for our products, we amortize the cost of intangible assets on a straight-line basis over the estimated economic life of each asset, generally the exclusivity period of each associated product. Amortization of intangible assets was $4,124 and $12,371, for the three and nine months ended September 30, 2019, respectively, and $4,247 and $12,465 for the three and nine months ended September 30, 2018, respectively. Based on the intangible asset balances as of September 30, 2019, amortization expense is expected to be approximately $1,005 for the remaining three months of 2019 and $4,020 in each of the years 2020 through 2023.
Impairment of Long-Lived Assets and Other Assets—In accordance with provisions of ASC Subtopic 360, Property, Plant, and Equipment, the carrying value of long-lived assets, including amortizable intangible assets and property and equipment, are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of assets with definite-lives is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or appropriate grouping of assets, to its carrying value. If an impairment is identified, a loss is recorded equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted. Determining the extent of an impairment, if any, typically requires various critical estimates and assumptions, including using management's judgment, cash flows directly attributable to the asset, discount rates, and the useful life of the asset and residual value, if any. When necessary, we use internal cash flow estimates, quoted market prices, and appraisals, as appropriate to determine fair value. In the case of our definite-lived intangible assets, we engage a third-party professional service provider to assist us in determining fair value. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Actual results could vary from these estimates. In addition, the remaining useful life of the impaired asset is revised, if necessary.
As of September 30, 2019, we determined that the carrying value of our definite-lived intangible assets were not recoverable and recorded an impairment charge of $176,725 during the three months ended September 30, 2019. See Note 12 for further details.
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
At the end of each reporting period, we adjust our product sales allowances when we believe actual experience may differ from current estimates. The following table provides a summary of activity with respect to our sales allowances and accruals during the first nine months of 2019:

	Cash Discounts	Product Returns	Chargebacks	Fees-for- Service	MelintAssist	Government Rebates	Commercial Rebates	Admin Fees
Balance as of January 1, 2019	$245	$2,970	$762	$818	$412	$693	$599	$138
Allowances for sales	1,077	1,570	4,494	3,115	1,603	1,644	1,316	485
Payments and credits issued	(1,068)	(1,119)	(4,545)	(3,092)	(1,320)	(762)	(1,091)	(442)
Balance as of September 30, 2019	$254	$3,421	$711	$841	$695	$1,575	$824	$181

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
As of September 30, 2019, we do not have any contract assets or liabilities and our contracts do not have any significant financing components. And, we have not capitalized contract origination costs.
Comprehensive Loss—Comprehensive loss is equal to net loss as presented in the accompanying statements of operations.
Advertising Expense—We record advertising expenses when they are incurred. We recognized $474 and $948, of advertising expense in the three and nine months ended September 30, 2019, respectively, and $1,805 and $2,280 in the three and nine months ended September 30, 2018, respectively.
Leases—On January 1, 2019, we adopted Topic 842, Leases ("Topic 842"), codified as ASC 842, which requires lessees to recognize assets and liabilities for most leases at the lease inception. All of the Company's leases are operating leases, which are included in other long-term assets as operating right of use ("ROU") assets and other liabilities as operating lease liabilities in our consolidated balance sheets.
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
Recently Issued and Adopted Accounting Pronouncements
We adopted ASC 842 on January 1, 2019 (the "Effective Date"). ASC 842 requires lessees to recognize assets and liabilities on the balance sheet for most leases but recognize expense on the income statement in a manner similar to previous accounting. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements or an optional transition method, whereby an entity can elect to apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restatement of comparative prior periods. We adopted this guidance on the Effective Date, electing the optional transition method. Consequently, we did not recast the comparative periods presented in this Quarterly Report on Form 10-Q. In addition, as permitted under ASC 842, we elected several practical expedients and therefore did not reassess at the Effective Date (1) whether any existing contract is or contains a lease, (2) the classification of existing leases, (3) whether previously capitalized costs continue to qualify as initial indirect costs. We also elected not to record on the balance sheet a lease whose term is 12 months or less and does not include a purchase option that the lessee is reasonably certain to exercise. We did not elect the practical expedient to not separate lease and non-lease components.
Upon adoption of ASC 842 on the Effective Date, we recorded ROU assets of $4,768, net of historical deferred rent liabilities, and aggregate charges of $1,942 to opening accumulated deficit in connection with ROU asset impairments on the Effective Date. In addition, we recorded lease liabilities of $7,411 related to facility and vehicle leases. See Note 6 for further details. The transition to ASC 842, did not result in a cumulative-effect adjustment to the opening balance of retained earnings.
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

NOTE 3 – BALANCE SHEET COMPONENTS
Cash, Cash Equivalents and Restricted Cash—Cash, cash equivalents and restricted cash, as presented on the Condensed Consolidated Statements of Cash Flows, consisted of the following:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$63,521	$81,808
Restricted cash (included in Other Assets)	200	200
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$63,721	$82,008

Accounts Receivable—Accounts receivable consisted of the following:

	September 30, 2019	December 31, 2018
Trade receivables	$12,050	$11,509
Contracted services	6,415	10,293
Other receivables	468	683
Total receivables	$18,933	$22,485

Inventory—Inventory consisted of the following:

	September 30, 2019	December 31, 2018
Raw materials	$28,838	$24,507
Work in process	9,256	11,700
Finished goods	8,224	12,204
Gross value of inventory	46,318	48,411
Less: valuation reserves	(7,043)	(7,070)
Total inventory	$39,275	$41,341
Other Assets—Other assets consisted of the following:

	September 30, 2019	December 31, 2018
Deerfield disbursement option (see Note 4)	$—	$7,608
Long-term inventory deposits	50,092	51,127
Other assets	1,329	2,391
Right-of-use assets	4,335	—
Restricted cash	200	200
Total other assets	$55,956	$61,326

Long-term inventory deposits consist of advances made to contract manufacturers for production of drug products, principally the active pharmaceutical ingredient for Vabomere. These Vabomere advances were related to contractual commitments assumed under long-term contract manufacturing agreements in connection with a previously acquired entity. As deliveries are made, we transfer appropriate amounts from inventory deposits to inventory.
Accrued Expenses—Accrued expenses consisted of the following:

	September 30, 2019	December 31, 2018
Accrued contracted services	$1,874	$2,909
Payroll related expenses	7,944	15,585
Professional fees	1,119	3,598
Accrued royalty payments	1,939	2,052
Accrued sales allowances	7,538	5,630
Accrued other	5,069	4,150
Total accrued expenses	$25,483	$33,924

Accrued contracted services are primarily comprised of amounts owed to third-party clinical research organizations for research and development work and contract manufacturers for research and commercial drug product manufacturing performed on behalf of Melinta, and amounts owed to third-party marketing organizations for work performed to support the commercialization and sale of our products.
Accrued payroll related expenses are primarily comprised of accrued employee termination benefits, bonus and vacation.
Deferred Purchase Price and Other Liabilities—Other liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Deferred purchase price	$51,247	$48,394
Milestone liability	30,000	30,000
Lease liabilities, current	1,926	—
Total deferred purchase price and other liabilities	$83,173	$78,394
Other Long-Term Liabilities—Other liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Lease liabilities, net of current	$3,259	$—
Long-term accrual royalties	352	2,230
Long-term deferred purchase price	4,554	4,708
Other long-term liabilities	18	506
Total other long-term liabilities	$8,183	$7,444

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
Under the terms of the Facility Agreement, we have the right to draw from Deerfield additional disbursements up to $50,000 (the “Disbursement Option”), which may be made available upon the satisfaction of certain conditions, such as our having achieved annualized net sales of at least $75,000 over a trailing two-quarter period prior to the end of 2019. The Term Loan bears interest at a rate of 11.75%, while funds distributed pursuant to the Disbursement Option will bear interest at a rate of 14.75%. The Disbursement Option was initially valued at $7,609. As of September 30, 2019, we determined that the likelihood the Disbursement Option will be exercised was remote. Accordingly, we recognized a loss of $7,609 during the three months ended September 30, 2019, which is included in other income (expense) in the condensed consolidated statement of operations.
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
The significant assumptions or inputs used in the with and with-out model used to estimate the fair value of the Convertible Notional Amount were: the price of our common stock on the amendment date, an expected volatility of 80%, and an estimated yield of 20.6%. Due to the inherent uncertainty of determining the fair value of the Convertible Notional Amount using Level 3 inputs, the fair value may differ significantly from the values that would have been used had a ready market or observable inputs existed. We remeasure this Conversion Right liability at fair value at each quarterly reporting period.

The fair value of the Conversion Right liability was $5,894 as of September 30, 2019. The change in fair value of the Conversion Right liability was recorded as a gain in fair value of $4,035 and 10,402, in the three and nine months ended September 30, 2019, respectively, and $1,940 and $2,666, respectively, was recorded as an offset to loss on extinguishment of debt (because of the conversions discussed below) in the three and nine months ended September 30, 2019.
In March 2019, Deerfield converted principal of $2,833 under the Term Loan at a rate of $5.15 per share, resulting in the issuance of 550,000 shares of common stock. We recognized a net loss on extinguishment of debt of $346, related primarily to the write off of unamortized debt issuance costs associated with the converted principal amount, partially offset by the gain discussed in the previous paragraph.
In July 2019, Deerfield converted principal of $11,633 under the Term Loan at an average rate of $6.06 per share, resulting in the issuance of 1,920,794 new shares of common stock. We recognized a net loss on extinguishment of debt of $2,692, partially offset by the gain discussed above.
Term Loan
The Deerfield Facility Amendment increased the exit fee from 2.0% to 4.0%. Therefore, total required future cash payments at the time of the amendment were $153,685 (Term Loan principal of $147,774 plus exit fee of $5,911). The exit fee cost is being accreted as additional interest expense over the life of the loan. After adjusting for the Conversion Right, the effective interest rate is 30.0%. The total cost of all items (cash-based interest payments, upfront fees and costs, and the 4% exit fee) is being expensed as interest expense using the effective interest rate of 30.0%. All amounts were recorded as interest expense in our statement of operations.
The $2,833 and $11,633 of principal converted to common shares in March 2019 and July 2019, respectively, was carried on the books at the discounted value of $8,891 on the day of conversion. After deducting the $14,466 of principal converted to common shares (and the avoidance of paying the 4.0% exit fee on the amount converted), the new remaining amount of required future cash payments was reduced to $138,642 (remaining term loan principal of $133,308 plus exit fee of $5,333). The Facility Agreement allows for prepayment beginning only in January 2021, with prepayment penalties equal to 2% plus a percentage of annual interest at the time of prepayment ranging between 25% and 75%. As such, if we were to refinance the Term Loan in January 2021, the prepayment penalties would be approximately $15,000.
Under the Facility Agreement, as amended, the accretion of the principal of the term loan, conversion redemptions, and the future payments, including the 4.0% exit fee due at the end of the term, but excluding the 11.75% rate applied to the $147,774 note per the form of the Facility Agreement, at September 30, 2019, are as follows:

	Beginning Balance	Record Conversion Right and Issuance Costs		Accretion Expense(2)	Principal Payments and Exit Fee (2)	Conversion	Ending Balance
January 5 - December 31, 2018	$104,966			$5,510	—	$—	$110,476
January 1 - September 30, 2019	110,476	(23,621)	(1)	6,724	—	(8,891)	84,688
October 1 - December 31, 2019	84,688			2,561	—	—	87,249
Year Ending December 31, 2020	87,249			12,217	—	—	99,466
Year Ending December 31, 2021	99,466			16,595	—	—	116,061
Year Ending December 31, 2022	116,061			16,056	(63,544)	—	68,573
Year Ending December 31, 2023	68,573			6,510	(69,321)	—	5,762
Year Ending December 31, 2024	5,762			15	(5,777)	—	—
		$(23,621)		$66,188	$(138,642)	$(8,891)

(1)
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

(2)	Accretion expense, principal payments and the exit fee will be reduced each time Deerfield exercises their conversion right.
As of September 30, 2019, as reflected in the table above, the carrying value of the Facility Agreement was $84,688; this amount, combined with $4,388, the carrying value of the amount payable for the Deerfield Portion of the Vatera Loan Agreement, including interest and accretion expense, equals the amount of the notes payable to Deerfield on our consolidated balance sheet of $89,076.
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
The accretion of the principal of the Loan Agreement, PIK interest, and the future payments, including the exit fees due at the end of the term, for the $80,000 outstanding under the arrangement (including the $5,000 "Deerfield Portion"), are as follows:

	Beginning Balance	Loan Amendment Fees	Paid-in Kind Interest	Accretion Expense	Principal Payments and Exit Fee	Ending Balance
February 25 - September 30, 2019	$66,234	$(443)	$1,234	$1,079	$—	$68,104
October 1 - December 31, 2019	68,104		530	494	—	69,128
Year Ending December 31, 2020	69,128		2,098	2,094	—	73,320
Year Ending December 31, 2021	73,320		2,146	2,364	—	77,830
Year Ending December 31, 2022	77,830		2,201	2,666	—	82,697
Year Ending December 31, 2023	82,697		2,257	2,999	—	87,953
Year Ending December 31, 2024	87,953		2,311	3,362	—	93,626
Year Ending December 31, 2025	93,626		36	56	(93,718)	—
Total			$12,813	$15,114	$(93,718)
Of the $68,104 carrying value of the Convertible Notes as of September 30, 2019, as reflected in the table above, $63,716 related to the Vatera Portion and $4,388 related to the Deerfield Portion.
Vatera Loan Amendment
On June 28, 2019, we and Vatera agreed to an amendment to the Loan Agreement (the “Amended Loan Agreement”) to provide for certain modifications, including an extension of the period to draw the remaining unfunded commitments under the Loan Agreement to October 31, 2019, and a reduction of such commitments to $27,000 (replacing the $60,000 of unfunded commitments that were previously available for borrowing under the Loan Agreement). Our ability to borrow the additional $27,000 was subject to the satisfaction of certain conditions precedent set forth in the original Loan Agreement, including, without limitation: the absence of a material adverse effect on the Company; the absence of a default or event of default under the Loan Agreement and no such default or event of default being reasonably expected to occur; accuracy of the representations and warranties made by the Company and its subsidiaries under the Loan Agreement and the related loan documents in all material respects; and the common stock of the Company remaining listed on NASDAQ or another eligible market. We recorded additional lender fees of $443 for the amendment, which were deferred and will be amortized over the life of the loan. We did not meet the conditions to draw the $27,000 at October 31, 2019, and no additional amounts are available to draw under the Loan Agreement.
Interest
We recorded amortization expense and interest for the Facility Agreement and Loan Agreement in the three and nine months ended September 30, 2019 and 2018, as follows. All amounts were recorded as interest expense in our statement of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Facility Agreement
Amortization	$2,764	$7,088	$9,372	$19,311
Cash Interest	4,057	4,389	12,683	13,020
Non-cash interest	32	—	77	—
Total	$6,853	$11,477	$22,132	$32,331
Loan Agreement
Amortization	$436	$—	$1,019	$—
Cash Interest	483	—	1,157	—
Non-cash interest	483	—	1,157	—
Total	$1,402	$—	$3,333	$—
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
At September 30, 2019, we remeasured the liability in connection with updated forecasts we prepared to support the fair value of product rights intangible assets. As a result, we reduced the liability by $537, which we recognized as a gain in selling, general and administrative expense, in the Statement of Operations for the three months ended September 30, 2019. See Note 12 for additional discussion.
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
Product Rights Intangible Assets
We also measure the fair value of certain assets on a non-recurring basis, generally on an annual basis, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of September 30, 2019, we determined that the carrying amount of our definite-lived intangible assets were not recoverable. Therefore, with the assistance of a third-party professional service provider, we performed a valuation, utilizing a DCF technique, in order to determine the fair value of our definite-lived intangible assets and related impairment loss, a Level 3 fair value measurement which resulted in a fair value of $40,100 as of September 30, 2019. See Note 12 for further details.
The following table lists our assets and liabilities that are measured at fair value on a recurring basis and the level of the lowest significant inputs used to measure their fair value at September 30, 2019, and December 31, 2018. The money market fund is included in cash and cash equivalents on the balance sheet; the other items are in the captioned line of the balance sheet.

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$33,448	$—	$—	$33,448
Total assets at fair value	$33,448	$—	$—	$33,448

Liabilities:
Current royalty contingent consideration from IDB acquisition	$—	$—	$1,247	$1,247
Long-term royalty contingent consideration from IDB acquisition	—	—	4,554	4,554
Warrant liability	—	—	15	15
Conversion liability (see Note 4)	—	—	5,894	5,894
Total liabilities at fair value	$—	$—	$11,710	$11,710

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$32,883	$—	$—	$32,883
Total assets at fair value	$32,883	$—	$—	$32,883

Liabilities:
Current royalty contingent consideration from IDB acquisition	$—	$—	$1,006	$1,006
Long-term royalty contingent consideration from IDB acquisition	—	—	4,708	4,708
Warrant liability	—	—	38	38
Total liabilities at fair value	$—	$—	$5,752	$5,752
The following tables provide quantitative information about valuation techniques and the Company’s significant inputs to the Company’s Level 3 fair value measurements as of September 30, 2019, and December 31, 2018. The table below is not intended to be exhaustive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

	Fair Value at September 30, 2019	Valuation technique	Unobservable inputs	Range (Weighted average)
Liabilities:
Royalty contingent consideration from IDB acquisition	$5,801	Option pricing / DCF	Net sales	N/A
			Asset volatility	51.7% (N/A)
			Credit spread	20.0% (N/A)

Warrant liability	15	Option pricing	Volatility	50.0%

Conversion liability	5,894	Option pricing / DCF	Volatility	96% (N/A)
			Yield	17.3% (N/A)
Total liabilities at fair value	$11,710

	Fair Value at December 31, 2018	Valuation technique	Unobservable inputs	Range (Weighted average)
Liabilities:
Royalty contingent consideration from IDB acquisition	$5,714	Option pricing / DCF	Net sales	N/A
			Asset volatility	51.7% (N/A)
			Credit spread	20.0% (N/A)

Warrant liability	38	Option pricing	Volatility	50.0%

Total liabilities at fair value	$5,752
Significant increases or decreases in any of these inputs in isolation would result in a significantly different estimated fair value measurement. Generally, an increase in net sales or volatility, and a decrease in yield or credit spread, would result in an increase in the estimated fair value of the liabilities in the preceding table that contain such input.
The following table summarizes the changes in fair value of our Level 3 assets and liabilities for the nine months ended September 30, 2019 (there were no transfers into or out of Level 3 assets or liabilities during the period):

Level 3 Liabilities	Fair Value at December 31, 2018	Accretion Recorded in Interest Expense	Change in Unrealized Gains (Losses)	Issuances (Settlements), Net	Net Transfer Between Liabilities	Fair Value at September 30, 2019
Current royalty contingent consideration from IDB acquisition	$1,006	$417	$—	$(1,228)	$1,052	$1,247
Long-term royalty contingent consideration from IDB acquisition	4,708	1,435	(537)	—	(1,052)	4,554
Warrant liability	38	—	(23)	—	—	15
Conversion liability (see Note 4)	—	—	(10,402)	16,296	—	5,894
Total liabilities at fair value	$5,752	$1,852	$(10,962)	$15,068	$—	$11,710

NOTE 6 – LEASES
As of September 30, 2019, we were a lessee under three operating lease agreements for office facilities and an operating lease for vehicles for our field-based employees, principally sales representatives.
As more fully described in Note 2, we adopted ASC 842, Leases, on January 1, 2019 ("Effective Date"), which requires lessees to recognize assets and liabilities on the balance sheet for most leases and recognize expense on the income statement in a manner similar to previous accounting. We elected the optional transition method, whereby an entity can elect to apply the standard at the Effective Date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restatement of comparative prior periods. Consequently, the prior comparative period’s financials will remain the same as those previously presented. In addition, the transition to ASC 842 did not result in a cumulative-effect adjustment to the opening balance of retained earnings.
The company has not elected the practical expedient under which the lease components would not be separated from the nonlease components. Therefore, the Company allocates the total transaction price to the lease component and nonlease components on a relative stand-alone price basis obtained from the lessor. Our facility leases include one or more options to renew, with renewal terms that can extend the lease term from three to five years. As of September 30, 2019, the renewal options were not reasonably certain; therefore, the payments associated with renewal were excluded from the measurement of the lease liabilities and ROU assets at September 30, 2019. The Company determined that there was no discount rate implicit in its leases. Thus, the Company used its incremental borrowing rate of 15% to discount the lease payments in determination of its ROU assets and lease liabilities for all leases.
Upon adoption of ASC 842, we determined our ROU assets related to the operating leases for our principal research facility in New Haven, Connecticut, and our office facilities in Chapel Hill, North Carolina were impaired and therefore reduced to a fair value of zero with a corresponding charge to opening accumulated deficit of $1,942. See Note 2 for further details.
In March 2019, we terminated our operating lease for our principal research facility in New Haven, Connecticut. In connection with the termination, we agreed to pay the lessor a $462 early termination fee. As a result, we reduced the lease liability equal to the termination fee and recorded a gain of $792, which was recorded in other income (expense). In May 2019, we amended our operating lease in Chapel Hill, North Carolina, which resulted in the termination of certain of our office facilities in that location, the remaining of which we do not occupy. We paid the lessor a termination of $154, which was recorded in other expense. As of September 30, 2019, the lease liability associated with the remaining leased facilities was $172.
Lease cost recognized under ASC 842 was $578 and $1,475, respectively, for the three and nine months ended September 30, 2019. Lease cost for the three and nine months ended September 30, 2018, was $328 and $1,471, respectively, recognized under ASC 840, the lease accounting standard in effect prior to 2019.
As of September 30, 2019, the Company's net ROU assets and lease liabilities were as follows:

	Classification	September 30, 2019
Assets
Total operating lease assets	Other assets	$4,335
Liabilities
Current	Deferred purchase price and other liabilities	1,926
Noncurrent	Other long-term liabilities	3,259
Total operating lease liabilities		$5,185
As of September 30, 2019, the maturities of the Company's lease liabilities were as follows:

Maturity of Lease Liabilities	Amount
Remainder of 2019	$512
2020	2,059
2021	1,957
2022	1,244
2023	634
After 2023	105
Total operating lease payments	$6,511
Less: Interest	(1,326)
Present value of operating lease liabilities	$5,185
As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, ASC 840, the total commitment for our non-cancelable operating lease was $8,568 as of December 31, 2018:

Maturity of Lease Liabilities	Amount
2019	$2,348
2020	2,269
2021	1,827
2022	1,238
2023	624
2024 and thereafter	262
Total operating lease payments	$8,568
As of September 30, 2019, the weighted average remaining lease term was 3.4 years, calculated on the basis of the remaining lease term and the lease liability balance of each lease.
The following table sets forth supplemental cash flow information for the nine months ended September 30, 2019:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$2,178
Right of use assets obtained in exchange for lease obligations	$390
NOTE 7 – STOCK-BASED COMPENSATION
In the first nine months of 2019, we granted 74,100 stock options and 1,702,500 restricted stock units under our incentive stock plans.  At September 30, 2019, approximately 664,000 shares were reserved for future grants. As of September 30, 2019, there were 1,305,500 restricted stock unit awards outstanding, and details regarding the number of options outstanding and exercisable as of September 30, 2019, are as follows:

	Outstanding	Exercisable
Number of shares	535,474	211,757
Weighted-average remaining life	7.9	6.5
Weighted-average exercise price	$42.37	$67.57
Intrinsic value	$—	$—
The total unrecognized share-based compensation expense at September 30, 2019, was approximately $9,402, which is expected to be recognized over the next 2.2 years.
Stock-based compensation expense recognized in the three and nine months ended September 30, 2019 and 2018, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of goods sold	$(8)	$22	$(8)	$39
Research and development	240	231	498	608
Selling, general and administrative	(919)	1,324	1,030	3,394
Total	$(687)	$1,577	$1,520	$4,041
No related tax benefits associated with stock-based compensation expense have been recognized due to our net losses. Selling, general and administrative expense for the three and nine months ended September 30, 2019, were reduced by forfeiture credits. These credits result when previously expensed unvested equity awards are forfeited upon termination. In September 2019, our previous CEO, John Johnson, left the company, resulting in a forfeiture credit of approximately $2,101.
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
Based on the Company’s full valuation allowance against the net deferred tax assets, the Company’s effective tax rate for the calendar year is zero, and zero income tax expense was recorded in the three and nine months ended September 30, 2019 and 2018.
NOTE 9 –NET LOSS PER SHARE
Basic net loss attributable to common shareholders per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. We compute diluted loss per common share after giving consideration to the dilutive effect of stock options and warrants that are outstanding during the period, except where such nonparticipating securities would be antidilutive. Because we have reported net losses for the three and nine months ended September 30, 2019 and 2018, diluted net loss per common share is the same as basic net loss per common share for those periods. The weighted-average shares outstanding, reported loss per share and potential dilutive common share equivalents for the three and nine months ended September 30, 2019 and 2018, have been retroactively adjusted to reflect the 1-for-5 reverse stock split which was effective February 22, 2019.
The following potentially dilutive securities (in common stock equivalent shares) have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	Three Months Ended September 30,
	2019	2018
Warrants outstanding	766,680	770,486
Stock options outstanding	535,474	397,429
Restricted stock units outstanding	1,305,500	56,092
	2,607,654	1,224,007

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
On October 22, 2018, the Company received a litigation demand on behalf of putative Cempra shareholder Dr. Alan Cauldwell (the “Demand”), purporting to reinstate Dr. Cauldwell’s previous demand, dated as of January 3, 2018, held in abeyance after further discussion and negotiation with the Company. The Demand appears premised on the same factual allegations as the shareholder derivative lawsuits previously filed against the Company, as detailed above, and requests, in part, that Cempra’s board of directors commence an investigation of the misconduct alleged therein. On November 1, 2019, the Company, certain former officers and directors, and Dr. Cauldwell entered into a tolling agreement with respect to the claims asserted in the Demand. We believe that we have meritorious defenses to Dr. Cauldwell’s claims, and we intend to defend any litigation relating to the Demand vigorously.
On December 3, 2018, James Naples, a purported Company shareholder, filed a putative class action suit against the Company and its Board of Directors in the Court of Chancery of the State of Delaware, alleging that the Board had breached its fiduciary duties related to a proposed, and subsequently abandoned, $75,000 common stock financing that was contemplated with affiliates of Vatera Holdings LLC. The suit alleged that the Board of Directors breached its fiduciary duties by, among other things, failing to disclose all material information to Company shareholders. The suit sought, among other things, to enjoin the shareholder vote on the financing proposal until additional disclosures were issued. On February 27, 2019, the suit was voluntarily dismissed with prejudice as moot, though the court retained jurisdiction solely for the purpose of adjudicating a claim by the plaintiff for attorneys' fees and expenses. The Company subsequently agreed to pay $350 to plaintiff’s counsel for attorneys’ fees and expenses in full satisfaction of the claim for attorneys’ fees and expenses in the Action. The Court has not been asked to review, and will pass no judgment on, the payment of the attorneys’ fees and expenses or their reasonableness. The Court closed the matter on June 6, 2019.

On December 18, 2018, we filed a complaint in the Court of Chancery of the State of Delaware against Medicines for breach of contract claim and fraud arising from the Purchase and Sale Agreement (“Purchase Agreement”), dated November 28, 2017, pursuant to which we acquired the IDB from Medicines (the “Medicines Action”). In the complaint, we alleged claims for damages of at least $68,300. On December 28, 2018, we received a letter from Medicines demanding the payment of Milestone No. 4 under the Agreement and Plan of Merger, dated as of December 3, 2013, among Medicines, Rempex Pharmaceuticals, Inc. and the other parties thereto (“Merger Agreement”), in the amount of $30,000 (a milestone which the Company had assumed as an “Assumed Liability” under the Purchase Agreement). On January 7, 2019, we notified Medicines that we would not be making the Milestone No. 4 payment in the amount of $30,000, or the First Deferred Payment in the amount of $25,000 under the Purchase Agreement, because the Company had asserted claims in the litigation in excess of these amounts. On January 9, 2019, Medicines filed a motion to dismiss our claims, and on March 15, 2019, Medicines filed its Opening Brief in Support of Its Motion to Dismiss. On April 23, 2019, we filed an Amended Complaint alleging claims for damages of at least $80,000. On May 3, 2019, Medicines filed a motion to dismiss our claims in the Amended Complaint. On June 10, 2019, Medicines filed its brief in support of its motion to dismiss. Our answering brief was filed August 2, 2019, and Medicines’ reply brief was filed September 6, 2019. The Court was scheduled to hear oral argument on Medicines’ motion on September 19, 2019; however, that hearing was removed from the Court's calendar. The Court has not scheduled a new hearing date.
On March 28, 2019, Fortis Advisors LLC, in its capacity as the authorized legal representative of the former shareholders of Rempex Pharmaceuticals, Inc. (“Former Rempex Shareholders”), filed a complaint in the Court of Chancery of the State of Delaware against Medicines and us (the "Fortis Action"). The Former Rempex Shareholders’ complaint alleges breach of contract claims against Medicines arising out of the Merger Agreement and alleges a third-party beneficiary claim against us for breach of the Purchase Agreement. The Former Rempex Shareholders’ complaint seeks to hold us and Medicines jointly and severally liable for alleged damages of at least $30,000, as well as pre- and post-judgment interest, fees, costs, expenses, and disbursements. On April 18, 2019, we filed a motion to dismiss the Former Rempex Shareholders’ claim against us. That motion is fully briefed as of July 25, 2019, and the Court heard oral argument on September 19, 2019. Also on April 18, 2019, Medicines filed its answer to the Former Rempex Shareholders’ complaint, as well as a crossclaim against us. On June 21, 2019, Medicines filed a Motion for Judgment on the Pleadings in connection with Count I of its crossclaim and its opening brief in support of that motion. Our answering brief was filed August 7, 2019, and Medicines’ reply brief was filed September 11, 2019. The Court heard oral argument on that motion, along with our motion to dismiss the Fortis Action. We filed a motion to consolidate the Fortis Action and the Medicines Action on May 8, 2019, and the Court heard oral argument on that motion on July 8, 2019. No ruling has been issued. We believe that we have meritorious defenses and we intend to defend the lawsuit and crossclaim vigorously.
On September 26, 2019, The Scripps Research Institute filed a lawsuit in the United States District Court for the Southern District of California against Castle Acquisition Corp., Cempra Pharmaceuticals, Inc., Cempra, Inc., Melinta Subsidiary Corp., and Melinta Therapeutics, Inc. The complaint asserts causes of action for breach of contract, quasi contract, and unjust enrichment, and seeks payments related to certain agreements. The lawsuit is at an early stage and we are evaluating the claims asserted and potentially available defenses.
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

Balance - December 31, 2018	$9,767
Additional severance accruals (recorded in SG&A)	1,024
Severance payments	(9,541)
Balance - September 30, 2019	$1,250
On September 30, 2019, all of the balance was included in accrued expenses. We also recognized $0 and $218 of additional stock-based compensation expense related to the acceleration of equity awards for terminated employees under ASC 718, Compensation-Stock Compensation, as severance expense during the three and nine months ended September 30, 2018. No equity awards were accelerated in 2019.
In March 2019, we terminated our operating lease for our principal research facility in New Haven, Connecticut. In connection with the termination, we agreed to pay the lessor a $462 early termination fee. As a result, we reduced the lease liability equal to the termination fee and recorded a gain of $792, which was recorded in other income (expense).

In May 2019, we amended our operating lease in Chapel Hill, North Carolina, which resulted in the termination of certain of our office facilities in that location, the remaining of which we do not occupy. We paid the lessor a termination of $154, which was recorded in other expense. As of September 30, 2019, the lease liability associated with this lease was $172.

NOTE 12 - IMPAIRMENT CHARGES
As of September 30, 2019, we recorded a $176,725 impairment loss related to our definite-lived intangible assets, which consist of developed product rights, including the fair value of identifiable product intangible assets acquired in the IDB Acquisition. The impairment was due primarily to prolonged under-performance of product sales as compared to forecasts, as well as management's evaluation of certain strategic operating alternatives, including a sale of some or all of our assets as more fully described in Note 1.
The impairment loss was measured as the difference between the fair value of the intangible assets (asset groups), which was based on a DCF technique, a Level 3 fair value measurement, and their respective carrying values at September 30, 2019. The significant inputs used in the DCF were the discount rate, which ranged from 20% to 23% and a weighted average of 22.6% and our estimate of future cash flows associated with each asset group. Due to the inherent uncertainty of determining fair value using Level 3 inputs, the fair value may differ significantly from the values that would have been used had a ready market or observable inputs existed.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The unaudited interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2018. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1. Business - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, “Part II. Item 1A. - Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.
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
We are not currently generating revenue from operations that is sufficient to cover our operating expenses and do not anticipate generating revenue sufficient to offset operating costs in the next twelve months. We have incurred losses from operations since our inception and had an accumulated deficit of $997.9 million as of September 30, 2019, and we expect to incur substantial expenses and further losses in the next twelve months for the development and commercialization of our product candidates and approved products. In addition, we have had substantial commitments in connection with our acquisition of the IDB of Medicines that we completed in January 2018, including payments related to deferred purchase price consideration, assumed contingent liabilities and the purchase of inventory. And, there are certain financial-related covenants under our Deerfield Facility, as amended in January 2019, including requirements that we (i) file an Annual Report on Form 10-K for the year ending December 31, 2019, with an audit opinion without a going concern qualification, (ii) maintain a minimum cash balance of $40.0 million through March 2020, and thereafter, a balance of $25.0 million, and (iii) achieve net revenue from product sales of at least $63.8 million for the year ending December 31, 2019. (See Note 4 to the consolidated financial statements for further details on the Deerfield Facility.)
In addition, under a Senior Subordinated Convertible Loan Agreement with Vatera Healthcare Partners LLC and Oikos Investment Partners LLC (formerly known as Vatera Investment Partners LLC) (together, “Vatera”), as amended in June 2019 (the "Amended Loan Agreement"), we had access to an additional $27.0 million by October 31, 2019, subject to certain closing conditions. We did not meet the conditions to draw the additional $27.0 million and, as a result, additional capital is no longer available under the Amended Loan Agreement. In addition, we are subject to certain financial-related covenants under the Amended Loan Agreement, including that we (i) file an Annual Report on Form 10-K for the year ending December 31, 2019, with an audit opinion without a going concern qualification, (ii) maintain a minimum cash balance of $36.0 million through March 31, 2020, and thereafter, a balance of $22,500, and (iii) achieve net revenue from product sales of at least $57.4 million for the year ending December 31, 2019. (See Note 4 to the consolidated financial statements for further details on the Amended Loan Agreement.)
Based on our current operating forecast, it is likely in the next few months that we will not be in compliance with the minimum revenue, minimum cash and the going concern covenants mentioned above, any of which would result in an event of default under both the Deerfield Facility and Amended Loan Agreement. If an event of default occurs without obtaining waivers or amending certain covenants, the lenders could exercise their rights under the Deerfield Facility and Amended Loan

Agreement to accelerate the obligations thereunder. If repayment is accelerated, it would be unlikely that the Company would be able to repay the outstanding amounts, including any interest and exit fees, under these credit facilities.
In light of the circumstances described above, the Company has been closely managing its liquidity position and continues to evaluate potential strategic and other alternatives, including a sale of all or substantially all of the Company's assets. However, there is no assurance that the Company will reach agreement on any such sale or other alternative, and, based on the responses that the Company has received to date in connection with this process, even if an agreement with respect to the sale of all or substantially all of the Company’s assets is reached, it is highly unlikely that such a transaction could be executed outside of a court-supervised process under Chapter 11 of the U.S. Bankruptcy Code. Accordingly, while we continue to evaluate alternatives to address our liabilities outside of a bankruptcy process, it likely will be necessary for us to commence proceedings under Chapter 11 of the U.S. Bankruptcy Code, and we anticipate that, in any such Chapter 11 proceedings, holders of our equity securities (or claims and interests with respect to, or rights to acquire, our equity securities) would be entitled to little or no recovery, and those claims and interests may be canceled for little or no consideration. If that were to occur, we anticipate that all or substantially all of the value of all investments in our equity securities would be lost and that our equity holders would lose all or substantially all of their investment.

Due to the conditions outlined above, we are not able to conclude under FASB Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern, that any plans executed by us will be sufficient to fund our operations for the next 12 months. As such, we believe there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.
Recent Developments
In April 2019, we filed a supplemental New Drug Application ("sNDA") for Baxdela for the treatment of community-acquired bacterial pneumonia ("CABP"). In October 2019, we received formal U.S. Food and Drug Administration ("FDA") approval of the filing. The approval of Baxdela for CABP expands the market potential for Baxdela beyond Acute Bacterial Skin and Skin Structure Infection ("ABSSSI") with our target audience in the hospital and non-hospital settings.
In June 2019, we and Vatera agreed to an amendment (the “Amended Loan Agreement”) to our Senior Subordinated Convertible Loan Agreement (the “Loan Agreement”) to provide for certain modifications, including an extension of the period to draw the remaining unfunded commitments under the Loan Agreement to October 31, 2019, and a reduction of such commitments to $27.0 million (replacing the $60.0 million of unfunded commitments that were previously available for borrowing under the Loan Agreement). Our ability to borrow the additional $27.0 million was subject to satisfaction of certain conditions precedent set forth in the original Loan Agreement, including, without limitation: the absence of a material adverse effect on the Company; the absence of a default or event of default under the Loan Agreement and no such default or event of default being reasonably expected to occur; accuracy of the representations and warranties made by the Company and its subsidiaries under the Loan Agreement and the related loan documents in all material respects; and the common stock of the Company remaining listed on NASDAQ or another eligible market. We did not meet the conditions to draw the additional $27.0 million and, as a result, additional capital is no longer available under the Amended Loan Agreement.
In July 2019, we commenced our clinical study for the development of a new formulation of Orbactiv, which is targeted to reduce the infusion time from three hours to one hour. We completed the study enrollment and anticipate filing the submission in the first quarter of 2020.
Results of Operations for the Three Months Ended September 30, 2019 and 2018
Revenue
We recorded product sales, net of adjustments for returns and other allowances, of $15.8 million and $11.0 million for the three months ended September 30, 2019 and 2018, respectively. On a year-over-year basis, the 43% growth in net product sales was driven primarily by higher Baxdela and Vabomere demand.
For the three months ended September 30, 2019, contract research revenue decreased $2.9 million compared to the three months ended September 30, 2018, due primarily to lower reimbursable expenses incurred in connection with the Baxdela CABP study, which is reimbursed 50% by Menarini. This decrease was partially offset by increases in reimbursement related to expenses incurred for other licensed products. We completed the enrollment for the Baxdela CABP study in July 2018, we filed the sNDA in April 2019, and we received approval for Baxdela for the CABP indication in October 2019. While we continue to support Menarini with reimbursable expenses as they pursue approval for delafloxacin in Europe, we expect such revenue will be significantly less going forward.
We did not record any license revenue in the three months ended September 30, 2019; we recorded $20,014 in the three months ended September 30, 2018 for the licensing of Vabomere, Orbactiv and Minocin to Menarini.

Cost of goods sold
Cost of goods sold for the three months ended September 30, 2019 and 2018, was $8.2 million and $13.4 million, respectively. Cost of goods sold includes the direct manufacturing cost of products sold and allocated manufacturing overhead, including royalties for intellectual property supporting our products. Cost of goods sold in the three months ended September 30, 2019 and 2018, also includes $4.1 million and $3.5 million, respectively, of amortization of product rights (intangible assets) resulting from the purchase accounting for the IDB acquisition.
Research and Development Expense
For the three months ended September 30, 2019, our research and development expense decreased $8.4 million compared to the three months ended September 30, 2018, driven primarily by:

•	lower development activities, principally clinical studies, for all of our products of $4.8 million ;

•	lower early stage research expense of $2.5 million, due to winding down those programs;

•	lower personnel-related and travel expenses of $0.7 million due to a reduction in headcount;

•	higher quality and regulatory activities of $0.4 million, due to integration of the IDB products; and

•	a reduction of other costs of $0.8 million.
We completed the CABP study in 2018, filed an sNDA with the FDA for Baxdela for the treatment of adult patients with CABP in April 2019, and received approval of the sNDA in October 2019. In addition, we terminated our agreement with Biomedical Advanced Research and Development Authority ("BARDA") for the development of solithromycin in 2018, and we wound down our early stage research programs in the first quarter of 2019. Accordingly, the company's R&D expenses will decrease significantly in 2019 compared to 2018.
Impairment of Intangibles
We recorded impairment expense of $176.7 million during the three months ended September 30, 2019, related to the impairment of certain of our intangible assets related to our marketed products. No impairment of intangibles was recorded in the three months ended September 30, 2018.
Selling, General and Administrative Expense
For the three months ended September 30, 2019, selling, general and administrative expense decreased $7.9 million compared to the three months ended September 30, 2018, driven primarily by lower costs in connection with the integration of the Melinta, Cempra and IDB businesses in 2018, including:

•	lower personnel and other costs of $3.8 million;

•	lower commercial support and expenses of $3.4 million;

•	lower medical education of $0.5 million; and

•	lower severance costs of $1.3 million.
These were partially offset by higher legal, consulting and other professional fees of $1.7 million.
Other Income (Expense), Net
Other expense, net, increased by $12.0 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, due principally to

•
the write-off of our Disbursement Option of $7.6 million in the current year and the recognition in 2018 of a $5.3 million gain for the reversal of a loss contingency ($12.9 million of additional expense);

•	a $4.2 million gain on the remeasurement of our warrant liability recognized in 2018 versus a gain of $.01 million recognized in 2019 ($4.1 million of additional expense);

•	A $4.0 million gain on the remeasurement of our Deerfield Conversion Liability;

•	a $3.2 million decrease in interest expense in the current year because of the conversion of some of our convertible notes;

•	a $2.7 million loss on extinguishment of debt due to the conversion of a portion of our convertible notes

•	a $0.6 million increase in grant income; and,

•	$0.4 million of other expenses.
Results of Operations for the Nine Months Ended September 30, 2019 and 2018
Revenue
We recorded product sales, net of adjustments for returns and other allowances, of $41.4 million and $32.0 million for the nine months ended September 30, 2019 and 2018, respectively. On a year-over-year basis, the 29% growth in net product sales was driven primarily by higher Vabomere and Baxdela demand, and, to a lesser extent, Minocin demand; these increases were partially offset by a slight decrease in Orbactiv net product sales. In the second quarter of 2018, net product sales were negatively impacted by approximately $2.7 million related to the integration of distribution channels in connection with the acquisition of the IDB of The Medicines Company. Absent this integration activity in the second quarter of 2018, net product sales for the nine-month period ended September 30, 2019, would have increased by approximately 19% year-over-year.
For the nine months ended September 30, 2019, contract research revenue decreased $5.3 million compared to the nine months ended September 30, 2018, due primarily to lower reimbursable expenses incurred in connection with the Baxdela CABP study, which is reimbursed 50% by Menarini. This decrease was partially offset by increases in reimbursement related to expenses incurred for other licensed products. We completed the enrollment for the Baxdela CABP study in July 2018, we filed the sNDA in April 2019, and we received FDA approval for Baxdela for the CABP indication in October 2019. As such, contract research revenue will continue to decrease going forward.
For the nine months ended September 30, 2019, license revenue was $0.9 million compared to $20.0 million for the nine months ended September 30, 2018. The license revenue in the current period relates to rights licensed to a partner to commercialize Baxdela in the Middle East/North Africa territories.
Cost of goods sold
Cost of goods sold for the nine months ended September 30, 2019 and 2018, was $24.2 million and $32.1 million, respectively. Cost of goods sold includes the direct manufacturing cost of products sold and allocated manufacturing overhead, including royalties for intellectual property supporting our products. Cost of goods sold in the nine months ended September 30, 2019 and 2018, also includes $12.4 million and $8.2 million, respectively, of amortization of product rights (intangible assets) resulting from the purchase accounting for the IDB acquisition.
Research and Development Expense
For the nine months ended September 30, 2019, our research and development expense decreased $31.4 million compared to the nine months ended September 30, 2018, driven primarily by:

•	lower development activities, principally clinical studies, for all of our products of $18.5 million;

•	lower early stage research expenses of $6.1 million resulting from winding down those programs;

•	lower personnel-related and travel expenses of $1.9 million due to lower headcount;

•	lower quality and regulatory expenses of $1.3 million due to lower headcount and regulatory activities; and

•	a reduction of other costs of $3.7 million.
We completed the CABP study in 2018, and we filed an sNDA with the FDA for Baxdela for the treatment of adult patients with CABP in April 2019, and we received FDA approval in October 2019. In addition, we terminated our agreement with BARDA for the development of solithromycin in 2018, and we wound down our early stage research programs in the first quarter of 2019. Accordingly, the company's research and development expenses will decrease significantly going forward.
Impairment of Intangibles
We recorded impairment expense of $176.7 million during the nine months ended September 30, 2019, related to the impairment of certain of our intangible assets related to our marketed products. No impairment of intangibles was recorded in the nine months ended September 30, 2018.
Selling, General and Administrative Expense
For the nine months ended September 30, 2019, selling, general and administrative expense decreased $20.6 million compared to the nine months ended September 30, 2018, driven primarily by higher costs incurred in connection with the integration of the Melinta, Cempra and IDB businesses in 2018:

•	lower personnel and recruiting expenses of $7.3 million;

•	lower legal, consulting and other professional fees of $2.7 million;

•	lower commercial support and expenses of $5.3 million;

•	lower medical education of $2.0 million;

•	lower severance costs of $2.2 million; and

•	lower operating expenses of $0.6 million for facilities and other expenses.
Other Income (Expense), Net
Other expense, net, increased by $31.1 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, due principally to:

•
the recognition in 2018 of a $26.5 million gain on the remeasurement of our warrant liability and $4.2 million more in grant income recognized under contracts that were terminated in 2018 or are winding down during 2019;

•	the write off of our Disbursement Option of $7.6 million;

•	the recognition in 2018 of a $5.3 million gain on the elimination of a loss contingency which was not repeated in 2019;

•	the recognition in 2018 of a unrealized fair market value gain for our warranty liabilities of $4.1 million which was not repeated in 2019;

•	a gain of $10.4 million on the remeasurement of our Conversion Liability;

•	a loss on extinguishment of debt of $0.4 million related to the conversion of our convertible notes during 2019;

•
lower non-cash interest expense of $6.9 million related to the accretion of certain liabilities assumed in the IDB Transaction that were fully accreted or nearly fully accreted by the end of 2018, as well as lower debt balance in 2019 due to the conversion of some of our convertible notes; and

•	lower interest income of $0.3 million.
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
Impairment of Long-Lived Assets
As of September 30, 2019, we determined that the carrying amount of our definite-lived intangible assets were not recoverable. Therefore, we performed a valuation, utilizing a DCF technique, in order to determine the fair value of our definite-lived intangible assets and related impairment loss, which resulted in a fair value of $40.1 million as of September 30, 2019 and corresponding impairment charge of $176.7 million. The impairment was due primarily to prolonged under-performance of product sales as compared to forecasts, as well as management's evaluation of certain strategic operating alternatives, including a sale of some or all of our assets.
The fair value of the intangible assets (asset groups) was based on a DCF technique, a Level 3 fair value measurement. The significant inputs used in the DCF were the discount rate, which ranged from 20% to 23% and a weighted average of 22.6%, and our estimate of future cash flows associated with each asset group. For sensitivity purposes, a 1% change in the discount rate or a 10% change in estimated future cash flows would result in an increase /decrease to the fair value of between $5.0 million and $6.0 million.
Due to the inherent uncertainty of determining fair value using Level 3 inputs, the fair value may differ significantly from the values that would have been used had a ready market or observable inputs existed and may differ materially from the values that may ultimately be received or settled in a sale of some or all of our assets.
Liquidity and Capital Resources
We have incurred significant losses and negative cash flows from operating activities since our inception. As of September 30, 2019, we had an accumulated deficit of $997.9 million, and we expect to continue to incur significant losses in the next twelve months. In addition, we have had substantial commitments in connection with our acquisition of the IDB from The Medicines Company that we completed in January 2018, including payments related to deferred purchase price consideration, assumed contingent liabilities and the purchase of inventory. And, there are certain financial-related covenants under our Deerfield Facility, as amended in January 2019, including requirements that we (i) file an Annual Report on Form 10-K for the year ending December 31, 2019, with an audit opinion without a going concern qualification, (ii) maintain a minimum cash balance of $40.0 million through March 2020, and thereafter, a balance of $25.0 million, and (iii) achieve net revenue from product sales of at least $63.8 million for the year ending December 31, 2019. (See Note 4 to the consolidated financial statements for the accounting treatment of the Deerfield Facility.).
In November 2018, the Company took actions to reduce its operating spend, including a reduction to the workforce of approximately 20.0% and a decision to begin to wind down its research and discovery function. To provide additional operating capital, in December 2018, the Company entered into a Senior Subordinated Convertible Loan Agreement (the “Loan Agreement”) with Vatera Healthcare Partners LLC and Oikos Investment Partners LLC (formerly known as Vatera Investment Partners LLC) (together, “Vatera”) pursuant to which Vatera committed to provide $135.0 million over a period of five months, subject to the satisfaction of certain conditions. Under the terms of the Loan Agreement, we are subject to certain financial-related covenants, including that we (i) file an Annual Report on Form 10-K for the year ending December 31, 2019, with an audit opinion without a going concern qualification, (ii) maintain a minimum cash balance of $22.5 million, and (iii) achieve net revenue from product sales of at least $57.4 million for the year ending December 31, 2019. (See Note 4 to the consolidated financial statements for further details on the Loan Agreement.) Upon the effectiveness and under the terms of the Loan Agreement, we provided a deemed issuance of these notes to Deerfield in the amount of $5.0 million. We drew $75.0 million under this facility in February 2019. In June 2019, we were unable to meet the conditions to draw the remaining $60.0 million, and we and Vatera amended the Loan Agreement (as amended, the "Amended Loan Agreement"). The Amended Loan Agreement reduced Vatera's remaining commitment to $27.0 million and extended the time frame over which it is available to October 31, 2019, subject to certain conditions. We did not meet the conditions to draw the additional $27.0 million and, as a result, additional capital is no longer available under the Amended Loan Agreement.

As of September 30, 2019, we held cash and cash equivalents of $63.5 million to fund operations. As discussed in Note 1 and the Overview of Management's Discussion and Analysis, we believe there is substantial risk that we will not be in compliance with the minimum revenue, minimum cash and the going concern covenants mentioned above, any of which would result in an event of default under both the Deerfield Facility and Amended Loan Agreement. If an event of default occurs without obtaining waivers or amending certain covenants, the lenders could exercise their rights under the Deerfield Facility and Amended Loan Agreement to accelerate the obligations thereunder. If repayment is accelerated, it would be unlikely that the Company would be able to repay the outstanding amounts, including any interest and exit fees, under these credit facilities.
In light of the circumstances described above, the Company has been closely managing its liquidity position and continues to evaluate potential strategic and other alternatives, including a sale of all or substantially all of the Company's assets. However, there is no assurance that the Company will reach agreement on any such sale or other alternative, and, based on the responses that the Company has received to date in connection with this process, even if an agreement with respect to the sale of all or substantially all of the Company’s assets is reached, it is highly unlikely that such a transaction could be executed outside of a court-supervised process under Chapter 11 of the U.S. Bankruptcy Code. Accordingly, while we continue to evaluate alternatives to address our liabilities outside of a bankruptcy process, it likely will be necessary for us to commence proceedings under Chapter 11 of the U.S. Bankruptcy Code, and we anticipate that, in any such Chapter 11 proceedings, holders of our equity securities (or claims and interests with respect to, or rights to acquire, our equity securities) would be entitled to little or no recovery, and those claims and interests may be canceled for little or no consideration. If that were to occur, we anticipate that all or substantially all of the value of all investments in our equity securities would be lost and that our equity holders would lose all or substantially all of their investment.
As an early commercial-stage company, we have not yet demonstrated the ability to successfully commercialize and launch a product candidate or market and sell products, and our marketed products have very limited sales history, with Baxdela and Vabomere launching within the last two years, and Orbactiv and Minocin for injection launching in 2014 and 2015, respectively. As such, even if we obtain sufficient capital to support our operating plan, it is possible that we may fail to appropriately estimate the timing and amount of our funding requirements and we may need to seek additional funding sooner, and in larger amounts, than we currently anticipate.
The following table provides a summary of our cash position as of each of the period-end dates and the cash flows for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$(89,819)	$(170,710)
Investing activities	(1,221)	(169,826)
Financing activities	72,753	295,944
Net change in cash and equivalents	$(18,287)	$(44,592)

Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2019 and 2018, was $89.8 million and $170.7 million, respectively. In 2019, the primary use of cash was related to supporting our commercial activities, in addition to development and discovery research activities for our product candidates and support for our general and administrative functions. We used $80.9 million less in operations during 2019 due primarily to lower operating expenses, excluding non-cash and debt extinguishment expenses, of $16.0 million, due primarily to a reduction in R&D expenses because of the conclusion of our CAPB study and the wind-down of our early-stage research activities, which was substantially completed by March 31, 2019. The cash used in operations year-over-year was driven lower by changes in working capital accounts totaling $60.1 million, of which $40.6 million related to inventory deposits made in 2018 which were not repeated in 2019.
Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2019, of $1.2 million was related principally to a $1.2 million licensing payment related to one of our commercial products. Net cash used in investing activities for the nine months ended September 30, 2018, related to the purchase of IDB and the purchases of equipment.
Financing Activities. Net cash provided by financing activities of $72.8 million for the nine months ended September 30, 2019, consisted primarily of $73.7 million provided by the issuance of convertible notes (net of $1.3 million of debt issuance costs).

Net cash provided by financing activities of $295.9 million for the nine months ended September 30, 2018, consisted primarily of:

•	$190.0 million provided by the facility agreement;

•	$155.8 million provided by additional equity funding; partially offset by:

•	$6.5 million used for debt issuance costs; and

•	$40.0 million used for payment of notes payable and $2.2 million for debt extinguishment.
Funding Sources and Requirements
Our principal operating source of funds is product sales, although we also generate significant amounts of funds through licensing our products in markets outside the U.S. and through grants which reimburse a portion of our research and development activities.
In connection with the IDB Transaction in January 2018, we entered into the Deerfield Facility. The Deerfield Facility, as amended in January 2019, provided up to $240.0 million in debt and equity financing, with a term of six years. We have approximately $145.0 million principal outstanding under the Deerfield Facility as of September 30, 2019 (see Liquidity and Capital Resources above for further details.)
To provide additional operating capital, in December 2018, the Company entered into a Senior Subordinated Convertible Loan Agreement (the “Loan Agreement”) with Vatera Healthcare Partners LLC and Oikos Investment Partners LLC (formerly known as Vatera Investment Partners LLC) (together, “Vatera”) pursuant to which Vatera committed to provide $135.0 million over a period of five months, subject to the satisfaction of certain conditions. We drew $75.0 million under the Loan Agreement in February 2019, and in June 2019, we and Vatera amended the terms of the Loan Agreement (as amended, the "Amended Loan Agreement") to reduce the additional availability from $60.0 million to $27.0 million and extend its availability to October 31, 2019, subject to certain conditions (see Notes 1 and 4). We did not meet the conditions to draw the additional $27,000 and, as a result, additional capital is no longer available under the Amended Loan Agreement.
We expect to continue to incur significant losses into 2020, as we continue the development of, and seek regulatory approvals for, our product candidates, and commercialize our approved products. And in addition to liquidity risks, we are also subject to the risks associated with the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business operations.
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
As discussed in Note 1 and the Overview in Management's Discussion and Analysis, we believe there is substantial doubt about our ability to continue as a going concern, and we are closely managing our liquidity position and continue to evaluate potential strategic and other alternatives, including a sale of all or substantially all of the Company's assets. However, there is no assurance that the Company would reach agreement on any such sale or other alternative, and, based on the responses that the Company has received to date in connection with this process, even if an agreement with respect to the sale of all or substantially all of the Company’s assets is reached, it is highly unlikely that such a transaction could be executed outside of a court-supervised process under Chapter 11 of the U.S. Bankruptcy Code. Accordingly, while we continue to evaluate alternatives to address our liabilities outside of a bankruptcy process, it likely will be necessary for us to commence proceedings under Chapter 11 of the U.S. Bankruptcy Code, and we anticipate that, in any such Chapter 11 proceedings, holders of our equity securities (or claims and interests with respect to, or rights to acquire, our equity securities) would be entitled to little or no recovery, and those claims and interests may be canceled for little or no consideration. If that were to occur, we anticipate that all or substantially all of the value of all investments in our equity securities would be lost and that our equity holders would lose all or substantially all of their investment.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have not been any material changes to our exposure to market risk during the quarter ended September 30, 2019. For additional information regarding market risk, refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2018 Annual Report on Form 10-K.
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

PART II—OTHER INFORMATION
Item 1A.  Risk Factors
The risk factor set forth below updates the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2018, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019. In addition to the risk factor below, you should carefully consider the risk factors discussed in our most recent Form 10-K report and our second quarter Form 10-Q report, which could materially affect our business, financial position and results of operations.
The Company has been managing its liquidity position and, while we continue to evaluate potential strategic and other alternatives, including a sale of all or substantially all of the Company’s assets, it will likely be necessary for us to commence proceedings under Chapter 11 of the U.S. Bankruptcy Code.
We are not currently generating revenue from operations that is sufficient to cover our operating expenses and do not anticipate generating revenue sufficient to offset operating costs in the next twelve months. We have incurred losses from operations since our inception and had an accumulated deficit of $997,879 as of September 30, 2019, and we expect to incur substantial expenses and further losses in the next twelve months for the development and commercialization of our product candidates and approved products. In addition, we have substantial commitments in connection with our acquisition of the Infectious Disease Business (“IDB”) of The Medicines Company (“Medicines”) that we completed in January 2018, including payments related to deferred purchase price consideration, assumed contingent liabilities and the purchase of inventory.
There are certain financial-related covenants under our Deerfield Facility, as amended in January 2019, including requirements that we (i) file an Annual Report on Form 10-K for the year ending December 31, 2019, with an audit opinion without a going concern qualification, (ii) maintain a minimum cash balance of $40,000 through March 2020, and thereafter, a balance of $25,000, and (iii) achieve net revenue from product sales of at least $63,750 for the year ending December 31, 2019. Under the terms of the Facility Agreement, we have the right to draw from Deerfield additional disbursements up to $50,000, which may be made available upon the satisfaction of certain conditions, such as our having achieved annualized net sales of at least $75,000 over a trailing two-quarter period prior to the end of 2019. However, we have determined that the likelihood that this will be able to be exercised is remote.
In addition, under a Senior Subordinated Convertible Loan Agreement with Vatera Healthcare Partners LLC and Oikos Investment Partners LLC (formerly known as Vatera Investment Partners LLC) (together, “Vatera”), as amended in June 2019 (the “Amended Loan Agreement”), we had access to an additional $27,000 by October 31, 2019, subject to certain closing conditions. We did not meet the conditions to draw the additional $27,000 and, as a result, additional capital is no longer available under the Amended Loan Agreement. In addition, we are subject to certain financial-related covenants under the Amended Loan Agreement, including that we (i) file an Annual Report on Form 10-K for the year ending December 31, 2019, with an audit opinion without a going concern qualification, (ii) maintain a minimum cash balance of $36,000 through March 2020, and thereafter, a balance of $22,500, and (iii) achieve net revenue from product sales of at least $57,375 for the year ending December 31, 2019.
Based on our current operating forecast, it is likely in the next few months that we will not be in compliance with the minimum revenue, minimum cash and the going concern covenants mentioned above, any of which would result in an event of default under both the Deerfield Facility and Amended Loan Agreement. If an event of default occurs without obtaining waivers or amending certain covenants, the lenders could exercise their rights under the Deerfield Facility and Amended Loan Agreement to accelerate the obligations thereunder. If repayment is accelerated, it would be unlikely that the Company would be able to repay the outstanding amounts, including any interest and exit fees, under these credit facilities.
In light of the circumstances described above, the Company has substantial doubt about its ability to continue as a going concern, has been closely managing its liquidity position and continues to evaluate potential strategic and other alternatives, including a sale of all or substantially all of the Company’s assets. However, there is no assurance that the Company will reach agreement on any such sale or other alternative, and, based on the responses that the Company has received to date in connection with this process, even if an agreement with respect to the sale of all or substantially all of the Company’s assets is reached, it is highly unlikely that such a transaction could be executed outside of a court-supervised process under Chapter 11 of the U.S. Bankruptcy Code. Accordingly, while we continue to evaluate alternatives to address our liabilities outside of a bankruptcy process, it likely will be necessary for us to commence proceedings under Chapter 11 of the U.S. Bankruptcy Code, and we anticipate that, in any such Chapter 11 proceedings, holders of our equity securities (or claims and interests with respect to, or rights to acquire, our equity securities) would be entitled to little or no recovery, and those claims and interests may be canceled for little or no consideration. If that were to occur, we anticipate that all or substantially all of the value of all investments in our equity securities would be lost and that our equity holders would lose all or substantially all of their investment.

Item 5. Other Information
On November 11, 2019, the Company appointed Aron Schwartz to the board of directors, effective November 13, 2019.
Mr. Schwartz has been a Managing Director at ACON Investments since July 2014. Mr. Schwartz is the founder of Constructivist Capital, LLC, a firm that works with family offices and alternative asset management firms to pursue attractive investment opportunities. He was previously a consultant to and a Managing Director at Avenue Capital from 2012 to 2014, and held various positions culminating in Managing Director of Fenway Partners, a middle market private equity firm based in New York, from 1999 to 2011. From 1997 to 1999, Mr. Schwartz was an associate in the Financial Entrepreneurs Group of Salomon Smith Barney, where he worked on a variety of financings and advisory assignments. He also serves or has served on the board of directors of a number of other public and private companies, including 1-800 Contacts, Inc., CION Investment Corporation, True Value Company, Commonwealth Laminating & Coating, Inc., Easton Bell Sports, Inc., STVT-AAI Education Inc., Igloo Products Corp., APR Energy, PLC and ATU Auto Technick-Unger. In addition, Mr. Schwartz previously served on the board of directors of the Open Road Foundation and US-ASEAN Business Council. Mr. Schwartz, earned a Certified Management Accountant designation and received his J.D. and M.B.A with honors from U.C.L.A. and his B.A. and B.S.E. cum laude from the Wharton School at the University of Pennsylvania.
On November 11, 2019, Dr. Thomas Koestler resigned from the board of directors, effective immediately.

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

MELINTA THERAPEUTICS, INC.

Dated:	By:	/s/ Jennifer A. Sanfilippo
November 12, 2019		Jennifer A. Sanfilippo
interim Chief Executive Officer and Director

Dated:	By:	/s/ Peter J. Milligan
November 12, 2019		Peter J. Milligan
Chief Financial Officer